Form 10-K
period 2017-12-31
CURO Group Holdings Corp.
filed 2018-03-13
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-38315
CURO GROUP HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0934597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3527 North Ridge Road, Wichita, KS	67205
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (316) 425-1410
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 6,666,667 shares of the registrant’s common stock, par value $0.001 per share, held by non-affiliates on December 31, 2017 was approximately $93,866,671.
At March 1, 2018 there were 45,561,419 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2017

PART I
ITEM 1. BUSINESS
Company Overview and History

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States, Canada and the United Kingdom and are a market leader in our industry based on revenues. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as the “Curo Platform,” seamlessly integrates loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and over 15 years of loan performance data to efficiently and effectively score our customers’ loan applications. Since 2010, we have extended over $14.5 billion in total credit across approximately 38.1 million total loans, and our revenue of $963.6 million in 2017 represents a 24.8% compound annual growth rate, or CAGR, over the same time period.

The CURO business was founded in 1997 to meet the growing needs of consumers looking for access to credit. We set out to offer a variety of convenient, easily-accessible financial and loan services and over our 20 years of operations, expanded across the United States, Canada and the United Kingdom.

CURO Financial Technologies Corp., or CFTC (then known as Speedy Cash Holdings Corp.), was incorporated in Delaware in July 2008. In September 2008, our founders sold or otherwise contributed all of the outstanding equity of the various operating entities that comprised the CURO business to a wholly-owned subsidiary of CFTC in connection with an investment in CFTC by Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated funds, or FFL Partners. Speedy Group Holdings Corp. was incorporated in Delaware in February 2013 as the parent company of CFTC. In May 2016, we changed the name of Speedy Group Holdings Corp. to CURO Group Holdings Corp. We similarly changed the names of some of its subsidiaries. The terms “CURO", "we,” “our,” “us,” and the “Company,” in this Annual Report refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

In May 2011, we completed the acquisition of Cash Money Group, Inc., a Canadian entity, for approximately $104.5 million. In August 2012, we completed the acquisition of The Money Store, L.P., a Texas limited partnership which operated as The Money Box® Check Cashing for approximately $26.1 million. In February 2013, we completed the acquisition of Wage Day Advance Limited, a United Kingdom entity, for approximately $80.9 million. We subsequently effected a corporate name change of Wage Day Advance Limited to CURO Transatlantic Limited, although we still operate online in the United Kingdom as Wage Day Advance.

In 2015, we opened a state-of-the-art financial technology office in Chicago to continue to attract and retain talented IT development and data science professionals. As of December 31, 2017, this office is currently staffed with 25 professionals. In 2016, we launched LendDirect, as an online Installment Loan brand in Alberta, Canada. These loans are now offered in four provinces and at certain stores. In 2017, we launched Avio Credit, an online Installment Loan brand in the U.S. market. These loans are currently available in California, Missouri, South Carolina, Wisconsin, Alabama and Texas. In 2017, we also launched Juo Loans, an online Installment Loan brand in the U.K. market.

We operate in the United States under two principal brands, “Speedy Cash” and “Rapid Cash,” and launched our new brand “Avio Credit” in the United States in the second quarter of 2017. In the United Kingdom we operate online as “Wage Day Advance” and “Juo Loans” and, prior to their closure in the third quarter of 2017, our stores were branded “Speedy Cash.” In Canada, our stores are branded “Cash Money” and we offer “LendDirect” installment loans online and at certain stores. As of December 31, 2017, our store network consisted of 407 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states, five Canadian provinces and the United Kingdom.

We offer a broad range of consumer finance products, including Unsecured Installment Loans, Secured Installment Loans, Open-End Loans and Single-Pay Loans. We have tailored our products to fit our customers’ particular needs as they access and build credit. Our product suite allows us to serve a broader group of potential borrowers than most of our competitors. The flexibility of our products, particularly our installment and open-end products, allows us to continue serving customers as their credit needs evolve and mature. Our broad product suite creates a diversified revenue stream and our omni-channel platform seamlessly delivers our products across all contact points–we refer to it as “Call, Click or Come In.” We believe these complementary channels drive brand awareness, increase approval rates, lower our customer acquisition costs and improve customer satisfaction levels and customer retention.

We serve the large and growing market of individuals who have limited access to traditional sources of consumer credit and financial services. We define our addressable market as underbanked consumers in the United States, Canada and the United Kingdom. According to a study by the Center for Financial Services Innovation, there are as many as 121 million Americans who are currently underserved by financial services companies. According to studies by ACORN Canada and Pricewaterhouse Coopers LLP, the statistics in Canada and the United Kingdom are similar, with an estimated 15% of Canadian residents (approximately 5 million individuals) and an estimated 20 to 25% of United Kingdom residents (approximately 10 to 14 million individuals) classified as underbanked. Given our international footprint, this translates into an addressable target market of approximately 140 million individuals. We believe that with our scalable omni-channel platform and diverse product offerings, we are well positioned to gain market share as sub-scale players struggle to keep pace with the technological evolution taking place in the industry.

Initial Public Offering

We filed an amendment to our certificate of incorporation on December 6, 2017, that effected a 36-for-1 split of our common stock. Additionally, we filed an amended and restated certificate of incorporation on December 11, 2017, that, among other things, changed the authorized number of shares of our common stock to 250,000,000, consisting of 225,000,000 shares of common stock, with a par value of $0.001 per share and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

We completed our initial public offering ("IPO") of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds of $81.1 million. On December 7, 2017, our stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." In connection with the closing, the underwriters had a 30-day option to purchase up to an additional 1,000,000 shares at the initial public offering price, less the underwriting discount to over-allotments, which they exercised on January 5, 2018. The exercise of this option provided additional net proceeds of $13.0 million.

On March 7, 2018, we used a portion of the net proceeds from the IPO to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022 and to pay related fees, expenses, premiums and accrued interest. See Note 25 - Subsequent Events of this Annual Report on Form 10-K for additional information about this transaction.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we are not required to present selected financial data for any period prior to the earliest audited period presented in our initial registration statement;

•
we are not required to engage an auditor to report on the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act;

•
we are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”;

•
we are not required to disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation, or to include a compensation committee report, provided we comply with the scaled compensation disclosure rules applicable to smaller reporting companies; and

•
we may take advantage of an extended transition period for complying with new or revised accounting standards, allowing us to delay the adoption of some accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of these reduced reporting and other requirements available to us as an emerging growth company.

We may take advantage of these provisions until we are no longer an emerging growth company. We could remain an emerging growth company until the last day of the fifth fiscal year after our IPO, or until the earliest of the following:

(i) the last day of the first fiscal year in which our total annual gross revenues are at least $1.07 billion;

(ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur as of the end of the fiscal year in which, among other things, the market value of our voting and non-voting common equity securities held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter; or

(iii) the date on which we have issued more than $1 billion in nonconvertible debt securities during the preceding three-year period.

Industry Overview

We operate in a segment of the financial services industry that provides lending products to underbanked consumers in need of convenient and flexible access to credit and other financial products. In the United States alone, according to a study by the Center for Financial Services Innovation, or CFSI, these underserved consumers in our target market spent an estimated $126.5 billion on fees and interest related to credit products similar to those we offer.

We believe our target consumers have a need for tailored financing products to cover essential expenses. According to a study by the Federal Reserve, 44% of American adults could not cover an emergency expense costing $400 or would cover it by selling an asset or borrowing money. Additionally, a study conducted by JP Morgan Chase & Co., which analyzed the transaction information of 2.5 million of its account holders, found that 41% of those sampled experienced month-to-month income swings of more than 30%.

We compete against a wide variety of consumer finance providers including online and branch-based consumer lenders, credit card companies, pawn shops, rent-to-own and other financial institutions that offer similar financial services. A study by CFSI has estimated that spending on credit products offered by our industry exhibited a 10.0% CAGR from 2010 to 2015. This growth has been accompanied by shrinking access to credit for our customer base as evidenced by an estimated $142 billion reduction in the availability of non-prime consumer credit from the 2008 to 2009 credit crisis to 2015 (based on analysis of master pool trust data of securitizations for major credit card issuers).

In addition to the beneficial secular trends broadly impacting the consumer finance landscape, we believe we are well positioned to grow our market share as a result of several changes we have observed related to consumer preferences within alternative financial services. Specifically, we believe that a combination of evolving consumer preferences, increasing use of mobile devices and overall adoption rates for technology are driving significant change in our industry.

•
Shifting preference towards installment loans—We believe from our experience in offering installment loan products since 2008 that single-pay loans are becoming less popular or less suitable for a growing portion of our customers. Customers generally have shown a preference for our Installment Loan products, which typically have longer terms, lower periodic payments and a lower relative cost. Offering more flexible terms and lower payments also significantly expands our addressable market by broadening our products’ appeal to a larger proportion of consumers in the market.

•
Increasing adoption of online channels—Our experience is that customers prefer service across multiple channels or touch points. Approximately 63% of respondents in a recent study by CFI Group said they conducted more than half of their banking activities electronically. That same group of respondents reported an overall level of satisfaction that met or exceeded the average. Our 2017 online revenue of $367.2 million represented 38% of our total revenues for the year.

•
Increasing adoption of mobile apps and devices—With the proliferation of pay-as-you-go and other smartphone plans, many of our underbanked customers have moved directly to mobile devices for loan origination and servicing. According to a 2016 study by the Pew Research Center involving the United States, the United Kingdom and Canada, smartphone penetration is 72%, 68% and 67%, respectively. Additionally, 43% of respondents to a study by CFI Group said they conduct transactions using a mobile banking app. Five years ago, less than 30% of our U.S. customers reached us via a mobile device. In the fourth quarter of 2017, that percentage was over 80%.

Our Strengths

We believe the following competitive strengths differentiate us and serve as barriers for others seeking to enter our market.

•
Unique omni-channel platform / site-to-store capability—We believe we have the only fully-integrated store, online, mobile and contact center platform to support omni-channel customer engagement. We offer a seamless “Call, Click or Come In” capability for customers to apply for loans, receive loan proceeds, make loan payments and otherwise manage their accounts in store, online or over the phone. Customers can utilize any of our three channels at any time and in any combination to obtain a loan, make a payment or manage their account. In addition, we have our “Site-to-Store” capability in which online customers that do not qualify for a loan online are referred to a store to complete a loan transaction with one of our associates. These aspects of our platform enable us to source a larger number of customers, serve a broader range of customers and continue serving these customers for longer periods of time.

•
Industry leading product and geographic diversification—In addition to channel diversification, we have increased our diversification by product and geography allowing us to serve a broader range of customers with a flexible product offering. As part of this effort, we have also developed and launched new brands and will continue to develop new brands with differentiated marketing messages. These initiatives have helped diversify our revenue streams, enabling us to appeal to a wider array of borrowers.

•
Leading analytics and information technology drives strong credit risk management—We have developed a bespoke, proprietary IT platform, referred to as the Curo Platform, which is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Our IT platform is underpinned by over 15 years of continually updated customer data comprising over 74 million loan records (as of December 31, 2017) used to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score” which drives our underwriting decision. Globally, as of December 31, 2017, we have approximately 185 employees who write code and manage our networks and infrastructure for our IT platform. This fully-integrated IT platform enables us to make real-time, data-driven changes to our acquisition and risk models which yield significant benefits in terms of customer acquisition costs and credit performance.

•
Multi-faceted marketing strategy drives low customer acquisition costs—Our marketing strategy includes a combination of strategic direct mail, television advertisements and online and mobile-based digital campaigns, as well as strategic partnerships. Our global Marketing, Risk and Credit Analytics team, consisting of approximately 74 professionals as of December 31, 2017, uses our integrated IT platform to cross reference marketing spend, new customer account data and granular credit metrics to optimize our marketing budget across these channels in real time to produce higher quality new loans. Besides these diversified marketing programs, our stores play a critical role in creating brand awareness and driving new customer acquisition. From January 2015 through the end of December 2017, we acquired nearly 2.0 million new customers in North America.

•
Focus on customer experience—We focus on customer service and experience and have designed our stores, website and mobile application interfaces to appeal to our customers’ needs. We continue to augment our web and mobile app interfaces to enhance our “Call, Click or Come In” strategy, with a focus on adding functionality across all our channels. Our stores are branded with distinctive and recognizable signage, conveniently located and typically open seven days a week. Furthermore, we have highly experienced managers in our stores, which we believe is a critical component to driving customer retention, lowering acquisition costs and driving store-level margins. For example, the average tenure for our U.S. store managers is over seven years, for district managers is over 11 years, and for regional directors it is over 12 years.

•
Strong compliance culture with centralized collections operations—We seek to consistently engage in proactive and constructive dialogue with regulators in each of our jurisdictions and have made significant investments in best-practice automated tools for monitoring, training and compliance management. As of December 31, 2017 our compliance group consisted of 27 individuals based in all of the countries in which we operate, and our compliance management systems are integrated into our proprietary IT platform. Additionally, our in-house centralized collections strategy, supported by our proprietary back-end customer database and analytics team, drives an effective, compliant and highly-scalable model.

•
Demonstrated access to capital markets and diversified funding sources—We have raised over $1.1 billion of debt financing in six separate offerings since 2008, most recently in October 2017. We also closed a $150 million nonrecourse installment loan financing facility in 2016 and have routinely accessed banks and other lenders for revolving credit capacity. We believe this is a significant differentiator from our peers who may have trouble accessing capital markets to fund their business models if credit markets tighten. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•
Experienced and innovative management team and sponsor—Our senior leadership team is among the most experienced in the industry with over a century of collective experience and an average tenure at CURO of over eight years. We also have deep bench strength across key functional areas including accounting, compliance, IT and legal. Our equity sponsor, FFL Partners, has been our partner since 2008 and has contributed significant resources to helping define our growth strategy.

•
History of growth and profitability—Throughout our operating history we have maintained strong profitability and growth. Between 2010 and 2017 we grew revenue, Adjusted EBITDA, Net income and Adjusted Net Income at a CAGR of 24.8%, 25.0%, 13.8% and 19.8%, respectively. At the same time, we have grown our product offerings to better serve our growing and expanding customer base.

Growth Strategy

•
Leverage our capabilities to continue growing installment and open-end products—Installment and open-end products accounted for 68% of our consolidated revenue for the year ending December 31, 2017, up from 19% in 2010, and we believe that our customers greatly prefer these products. We anticipate that these products will continue to account for a greater share of our revenue and provide us a competitive advantage versus other consumer lenders with narrower product focus. We believe that our ability to continue to be successful in developing and managing new products is based upon our capabilities in three key areas:

•
Underwriting: Installment and open-end products generally have lower yields than single-pay products, which necessitates more stringent credit criteria supported by more sophisticated credit analytics. Our industry leading analytics platform combines data from over 74 million records (as of December 31, 2017) associated with loan information from third-party reporting agencies.

•
Collections and Customer Service: Installment and open-end products have longer terms than single-pay loans, in some cases up to 48 months. These longer terms drive the need for a more comprehensive collection and default servicing strategy that emphasizes curing a default and putting the customer back on a track to repay the loan. We utilize a centralized collection model that prevents our branch management personnel from ever having to contact customers to resolve a delinquency. We have also invested in building new contact centers in all of the countries in which we operate, each of which utilize sophisticated dialer technologies to help us contact our customers in a scalable, efficient manner.

•
Funding: The shift to larger balance installment loans with extended terms and open-end loans with revolving terms requires more substantial and more diversified funding sources. Given our deep and successful track record in accessing diverse sources of capital, we believe that we are well-positioned to support future new product transition.

•
Serve additional types of borrowers—In addition to growing our existing suite of installment and open-end lending products, we are focused on expanding the total number of customers that we are able to serve through product, geographic and channel expansion. This includes expansion of our online channel, particularly in the United Kingdom, as well as continued targeted additions to our physical store footprint. We also continue to introduce additional products to address our customers’ preference for longer term products that allow for greater flexibility in managing their monthly payments.

•
In the second quarter of 2017, we launched Avio Credit, a new online product branded in the United States targeting individuals in the 600-675 FICO band. This product is structured as an Unsecured Installment Loan with varying principal amounts and loan terms up to 48 months. As of April 2017, 10% of U.S. consumers had FICO scores between 600 and 649. A further 13.2% of U.S. consumers had FICO scores between 650 and 699, a portion of whom would fall into the credit profile targeted by our Avio Credit product.

•
We expect to expand our LendDirect brand in Canada to include additional provinces and increase acquisition efforts in existing markets. We opened three LendDirect stores in Canada during the fourth quarter of 2017 and plan to open more in 2018. Seven million Canadians have a FICO score below 700. We estimate that the consumer credit opportunity for this customer segment exceeds C$165 billion. We believe these customers represent a highly-fragmented market with low penetration.

•
In the United Kingdom, we launched online longer-term loans in November 2017 with our Juo Loans brand. According to a study by the Financial Conduct Authority, the U.K. guarantor market in 2016 comprised £300 million in loans outstanding and had annual originations of approximately £200 million. A report by L.E.K. Consulting found that this market experienced double digit percentage growth from 2008 to 2017. We believe the U.K. guarantor loan market is currently dominated by one lender but otherwise largely made up of smaller participants with growth challenges.

•
Continue to bolster our core business through enhancement of our proprietary risk scoring models— We continuously refine and update our credit models to drive additional improvements in our performance metrics. By regularly updating our credit underwriting algorithms we can continue to expand the value of each of our customer relationships through improved credit performance. By combining these underwriting improvements with data driven marketing spend, we believe our optimization efforts will produce margin expansion and earnings growth.

•
Expand credit for our borrowers—Through extensive testing and our proprietary underwriting, we have successfully increased credit limits for customers, enabling us to offer “the right loan to the right customer.” The favorable take rates and successful credit performance have improved overall vintage and portfolio performance. For 2017, our average loan amount for Unsecured and Secured Installment Loans rose by $106 (a 21% increase) and $207 (a 19% increase), respectively, versus 2016.

•
Continue to improve the customer journey and experience—We have projects in our development pipeline to enhance our “Call, Click or Come In” customer experience and execution, ranging from redesign of web and app interfaces to enhanced service features to payments optimization.

•
Enhance our network of strategic partnerships—Our strategic partnership network generates applicants that we then close through our diverse array of marketing channels. By further leveraging these existing networks and expanding the reach of our partnership platform to include new relationships, we can increase the number of overall leads we receive.

Customers

Our customers require essential financial services and value timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies. According to a recent study by FactorTrust, underbanked customers in the United States tend to have the following characteristics:

•	average age of 39 for applicants and 41 for borrowers;

•	applicants are 47% male and 53% female;

•	41% are homeowners;

•	45% have a bachelor’s degree or higher; and

•	the top five employment segments are Retail, Food Service, Government, Banking/Finance and Business Services.

In the United States, our customers generally earn between $25,000 and $75,000 annually. In Canada, our customers generally earn between C$25,000 and C$60,000 annually. In the United Kingdom our customers generally earn between £18,000 and £31,000 annually. Our customers utilize the services provided by our industry for a variety of reasons, including that they often:

•	have immediate need for cash between paychecks;

•	have been rejected for traditional banking services;

•	maintain sufficient account balances to make a bank account economically efficient;

•	prefer and trust the simplicity, transparency and convenience of our products;

•	need access to financial services outside of normal banking hours; and

•	reject complicated fee structures in bank products (e.g., credit cards and overdrafts).

Products and Services

We provide Unsecured Installment Loans, Secured Installment Loans, Open-End Loans, Single-Pay Loans and a number of ancillary financial products, including check cashing, proprietary reloadable prepaid debit cards (Opt+), credit protection insurance in the Canadian market, gold buying, retail installment sales and money transfer services. We have designed our products and customer journey to be consumer-friendly, accessible and easy to understand. Our platform and product suite enable us to provide several key benefits that appeal to our customers:

•	transparent approval process;

•	flexible loan structure, providing greater ability to manage monthly payments;

•	simple, clearly communicated pricing structure; and

•	full account management online and via mobile devices.

Our centralized underwriting platform and its proprietary algorithms are used for every aspect of underwriting and scoring of our loan products. The customer application, approval, origination and funding processes differ by state, country and by channel. Our customers typically have an active phone number, open checking account, recurring income and a valid government-issued form of identification. For in-store loans, the customer presents required documentation, including a recent pay stub or support for underlying bank account activity for in-person verification. For online loans, application data is verified with third-party data vendors, our proprietary algorithms and/or tech-enabled account verification. Our proprietary, highly scalable, scoring system employs a champion/challenger process whereby models compete to produce the most successful customer outcomes and profitable cohorts. Our algorithms use data relevancy and machine learning techniques to identify approximately 60 variables from a universe of approximately 11,600 that are the most predictive in terms of credit outcomes. The algorithms are continuously reviewed and refreshed and are focused on a number of factors related to disposable income, expense trends and cash flows, among other factors, for a given loan applicant. The predictability of our scoring models is driven by the combination of application data, purchased third-party data and our robust internal database of over 74 million records (as of December 31, 2017) associated with loan information. These variables are then combined in a series of algorithms to create a score that allows us to scale lending decisions.

Geography and Channel Mix

For the years ended December 31, 2017, 2016 and 2015, approximately 77%, 73% and 71%, respectively, of our consolidated revenues were generated from services provided within the United States and approximately 19%, 23% and 23%, respectively, of our consolidated revenues were generated from services provided within Canada. For each of the years ended December 31, 2017 and 2016, approximately 60% and 61% of our long-lived assets were located within the United States, respectively and approximately 38% and 36% of our long-lived assets were located within Canada. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" in this Annual Report on Form 10-K for additional information on our geographic segments.

Stores: As of December 30, 2017, we had 407 stores in 14 U.S. states and seven provinces in Canada, which included the following:

•
214 United States locations: Texas (91), California (36), Nevada (18), Arizona (13), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2) and Mississippi (2);

•	193 Canadian locations: Ontario (124), Alberta (27), British Columbia (26), Saskatchewan (6), Nova Scotia (5), Manitoba (4) and New Brunswick (1).

Online: We lend online in 27 states in the United States, five provinces in Canada and in England, Wales, Scotland and Northern Ireland in the United Kingdom.

Overview of Loan Products

The following charts reflect the revenue contribution, including CSO fees, of the products and services that we currently offer:
For the years ended December 31, 2017, 2016 and 2015, revenue generated through online channel was 38%, 33% and 30%, respectively, of consolidated revenue.

Below is an outline of the primary products we offered as of December 31, 2017:

	Installment Unsecured	Installment Secured	Open-End	Single-Pay
Channel	Online and in-store: 15 U.S. States, Canada and the U.K. (1)	Online and in-store: 7 U.S. States	Online: KS, TN, ID, UT, RI, VA, DE and Canada. In-Store: KS, TN and Canada.	Online and in-store: 12 U.S. States, Canada and the U.K. (1)
Average Loan Size (2)	$629	$1,303	$579	$334
Duration	Up to 48 months	Up to 42 months	Revolving/Open-Ended	Up to 62 days
Pricing	15.1% average monthly interest rate (3)	11.4% average monthly interest rate (3)	Daily interest rates ranging from 0.74% to 0.99%	Fees ranging from $13 to $25 per $100 borrowed
(1) Online only in the United Kingdom
(2) Includes CSO loans
(3) Weighted average of the contractual interest rates for the portfolio as of December 31, 2017. Excludes CSO fees

Unsecured Installment Loans

Unsecured Installment Loans are fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. Loans are originated and owned by us or third-party lenders pursuant to credit services organization and credit access business statutes, which we refer to as our CSO programs. For CSO programs, we arrange and guarantee the loans. Payments are due bi-weekly or monthly to match the customer's pay cycle. Customers may prepay without penalty or fees. Unsecured Installment Loan terms are governed by enabling state legislation in the United States, provincial and federal legislation and national regulations in Canada and national regulation in the United Kingdom. Unsecured Installment Loans comprised 49.8%, 39.9% and 38.7% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively. We believe that the flexible terms and lower payments associated with Installment Loans significantly expand our addressable market by allowing us to serve a broader range of customers with a variety of credit needs.

Secured Installment Loans

Secured Installment Loans are similar to Unsecured Installment Loans but are also secured by a vehicle title. These loans are originated and owned by us or by third-party lenders through our CSO programs. For these loans the customer provides clear title or security interest in the vehicle as collateral. The customer receives the benefit of immediate cash but retains possession of the vehicle while the loan is outstanding. The loan requires periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan. Payments are due bi-weekly or monthly to match the customer's pay cycle. Customers may prepay without penalty or fees. Secured Installment Loan terms are governed by enabling state legislation in the United States. Secured Installment Loans comprised 10.5%, 9.8%, and 10.6% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Open-End Loans

Open-End Loans are a line of credit for the customer without a specified maturity date. Customers may draw against their line of credit, repay with minimum, partial or full payment and redraw as needed. We report and earn interest on the outstanding loan balances drawn by the customer against their approved credit limit. Customers may prepay without penalty or fees. Typically, customers do not draw the full amount of their credit limit. Loan terms are governed by enabling state legislation in the United States. Unsecured Open-End Loans comprised 6.7%, 7.0% and 5.2% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Secured Open-End Loans are offered as part of our product mix in states with enabling legislation and accounted for approximately 0.9%, 1.0%, and 1.2% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Single-Pay Loans

Single-Pay Loans are generally unsecured short-term, small-denomination loans whereby a customer receives cash in exchange for a post-dated personal check or a pre-authorized debit from the customer’s bank account. We agree to defer deposit of the check or debiting of the customer’s bank account until the loan due date, which typically falls on the customer’s next pay date. Single-Pay loans are governed by enabling state legislation in the United States, provincial and federal legislation in Canada and national regulation in the United Kingdom. Single-Pay Loans comprised 27.9%, 37.8%, and 39.6% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Single-Pay Loans originated in the U.S. comprised 11%, 14%, and 14% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Ancillary Products

We also provide a number of ancillary financial products including check cashing, proprietary reloadable prepaid debit cards (Opt+), credit protection insurance in the Canadian market, gold buying, retail installment sales and money transfer services. We had over 120,000 active Opt+ cards as of December 31, 2017, which includes any card with a positive balance or transaction in the past 90 days. Opt+ customers have loaded over $1.7 billion to their cards since we started offering this product in 2011.

CSO Programs

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. In Texas we offer Unsecured Installment Loans and

Secured Installment Loans with a maximum term of 180 days. In Ohio we offer an Unsecured Installment Loan product with a maximum term of 18 months. As a CSO we earn revenue by charging the customer a fee, or the CSO fee, for arranging an unrelated third-party to make a loan to that customer.

We currently have relationships with four unaffiliated third-party lenders for our CSO programs. We periodically evaluate the competitive terms of our unaffiliated third-party lender contracts and such evaluation may result in the transfer of volume and loan balances between lenders. The process does not require significant effort or resources outside the normal course of business and we believe the incremental cost of changing or acquiring new unaffiliated third-party lender relationships to be immaterial.

When a customer executes an agreement with us under our CSO programs, we agree to provide certain services to the customer for a CSO fee payable to us by the customer. One of the services is to guarantee the customer’s obligation to repay the loan the customer receives from the third-party lender. CSO fees are calculated based on the amount of the customer’s outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go in to default.

The maximum amount payable under all such guarantees was $65.2 million at December 31, 2017, compared to $59.6 million at December 31, 2016. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees.

These guarantees are performance guarantees as defined in ASC Topic 460. Performance guarantees are initially accounted for pursuant to ASC Topic 460 and recognized at fair value and subsequently, pursuant to ASC Topic 450, as contingent liabilities when we incur losses as the guarantor. The initial measurement of the guarantee liability is recorded at fair value and reported in "Credit services organization guarantee liability" in our Consolidated Balance Sheets. The initial fair value of the guarantee is the price we would pay to a third party market participant to assume the guarantee liability. There is no active market for transferring the guarantee liability. Accordingly, we determine the initial fair value of the guarantee by estimating the expected losses on the guaranteed loans. The expected losses on the guaranteed loans are estimated by assessing the nature of the loan products, the credit worthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, and historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. We review the factors that support estimates of expected losses and the guarantee liability monthly. In addition, because the majority of the underlying loan customers make bi-weekly payments, loan-pool payment performance is evaluated more frequently than monthly.

Our guarantee liability was $17.8 million and $17.1 million at December 31, 2017 and 2016, respectively. This liability represents the unamortized portion of the guarantee obligation required to be recognized at inception of the performance guarantee in accordance with ASC Topic 460 and a contingent liability for those performance guarantees where it is probable that we will be required to purchase the guaranteed loan from the lender in accordance with ASC Topic 450.

CSO fees are calculated based on the amount of the customer’s outstanding loan. We comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days and 18 months in Texas and Ohio, respectively. During the years ended December 31, 2017 and 2016, approximately 53.6% and 53.2%, respectively, of Unsecured Installment Loans, and 53.6% and 62.5%, respectively, of Secured Installment Loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

The majority of revenue generated through our CSO programs was for Unsecured Installment Loans, which comprised 96.4%, 91.6% and 94.0% of total CSO revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Total revenue generated through our CSO programs comprised 26.6%, 26.1% and 24.6% of our consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Sales and Marketing

We are focused on capturing new accounts as demonstrated by the 2.0 million new customers we acquired between January 2015 and December 2017 in our U.S. market. In 2015, we experienced an increase in advertising expense as a result of a strategy to gain market share during a period of time when we believed the online market was disrupted. We returned to more normalized spend levels in 2016 and 2017 following the surge in advertising expense in 2015, but with better efficiency because of improved analytics and an accelerating shift to mobile and online.

United States

Our marketing efforts focus on a variety of targeted, direct response strategies. We use various forms of media to build brand awareness and drive customer traffic in stores, online and to our contact centers. These strategies include direct response spot television in each operating market, radio campaigns, point-of-purchase materials, a multi-listing and directory program for print and online yellow pages, local store marketing activities, prescreen direct mail campaigns, robust online marketing strategies and “send a friend” and word-of-mouth referrals from satisfied customers. We also utilize our unique capability to drive customers originated online to our store locations–a program we call “Site-to-Store.”

Canada

The Cash Money platform has built strong brand awareness as a leading provider of alternative financial solutions in Canada. Cash Money’s marketing efforts have historically included high frequency television buys, print media and targeted publications, as well as local advertising in the communities we serve.

United Kingdom

Wage Day has built a strong brand name as a leading on-line provider of short-term consumer loans to individuals in the United Kingdom. Wage Day’s marketing efforts include direct marketing of its existing customer base through a variety of channels, including email and text messaging, and new customer acquisition through leads purchased through its affiliates.

Over the past several years, we have redesigned and reformulated our U.K. loan products, including the introduction of new installment products in 2016 and 2017, and enhanced our customer acquisition, underwriting and collection capabilities.

Information Systems

The Curo Platform is our proprietary IT platform, which is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. The Curo Platform is scalable and has been successfully implemented in the United States, Canada and the United Kingdom. The Curo Platform is designed to enable us to support and monitor compliance with regulatory and other legal requirements applicable to the financial products we offer. Our platform captures transactional history by store and by customer, which allows us to track loan originations, payments, defaults and payoffs, as well as historical collection activities on past-due accounts. In addition, our stores perform automated daily cash reconciliation at each store and every bank account in the system. This fully-integrated IT platform enables us to make real-time, data-driven changes to our acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance. Each of our stores has secure, real-time access to corporate servers and the most up to date information to maintain consistent underwriting standards. All loan applications are scanned and electronic copies are centrally stored for convenient access and retrieval. Our IT platform contains over 15 years of continually updated customer data comprising over 74 million loan records (as of December 31, 2017) to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score,” which drives our underwriting decision. Globally, as of December 31, 2017 we have over 185 employees who write code and manage our networks and infrastructure for our IT platform.

Collections

To enable store-level employees to focus on customer service and to improve effectiveness and compliance management, we operate centralized collection facilities in the United States, Canada and the United Kingdom. Our collections personnel are trained to optimize regulatory-compliant loan repayment while treating our customers fairly. Our collections personnel contact customers after a missed payment, primarily via phone calls, letters and emails and help the customer understand available payment arrangements or alternatives to satisfy the deficiency. We use a variety of collections strategies, including payment plans, settlements and adjustments to due dates. Collections teams are trained to apply different strategies and tools for the various stages of delinquency and also vary methodologies by product type.

Our collections centers in Wichita, Kansas, Toronto, Ontario and Nottingham, United Kingdom employed a total of over 265 collection professionals as of December 31, 2017.

We assign all our delinquent loan accounts in the United States to an affiliated third-party collection agency once they are 91 to 121 days past due. Under our policy, the precise number of days past due to trigger a referral varies by state and product and requires, among other things, that proper notice be delivered to the customer. Once a loan meets the criteria set forth in the policy, it is automatically referred for collection. We make changes to our policy periodically in response to various factors, including regulatory developments and market conditions. Our policy is established and implemented by our chief operating officer, senior vice president in charge of collections and our chief executive officer. As delinquent accounts are paid, the Curo Platform updates these accounts in real time. This ensures that collection activity will cease the moment a customer’s account is brought current or paid in full and considered in “good standing.” See Note 20 - “Related Party Transactions” in the Notes to Consolidated Financial Statements in this Annual Report for a description of our relationship with our third-party collection agency.

Competition

We believe that the primary factors upon which we compete are:

•	range of services;

•	flexibility of product offering;

•	convenience;

•	reliability;

•	fees; and

•	speed.

Our underbanked customers tend to value service that is quick and convenient, lenders that can provide the most appropriate structure and terms and payments that are affordable. We face competition in all of our markets from other alternative financial services providers, banks, savings and loan institutions, short-term consumer lenders and other financial services entities. Generally, the landscape is characterized by a small number of large, national participants with a significant presence in markets across the country and a significant number of smaller localized operators. Our competitors in the alternative financial services industry include monoline operators (both public and private) specializing in short-term cash advances, multiline providers offering cash advance services in addition to check cashing and other services and subprime specialty finance and consumer finance companies, as well as businesses conducting operations online and by phone.

Employees

As of December 31, 2017, we had approximately 4,180 employees worldwide, approximately 3,000 of whom work in our stores. None of our employees are unionized or covered by a collective bargaining agreement, and we consider our current employee relations to be good.

We believe that customer service is critical to our continued success and growth. As such, we have staffed each of our stores with a full-time Store Manager or Branch Manager, or Manager, that runs the day-to-day operations of the store. The Manager is typically supported by two to three Senior Assistant Managers and/or Assistant Managers and three to eight full-time Customer Advocates. A newer store will typically ramp up with a Manager, a Senior Assistant Manager, two Assistant Managers and two Customer Advocates. Customer Advocates conduct the point-of-sale activities and greet and interact with customers from a secured area behind expansive windows. We believe staff continuity is critical to our business. We believe that our pay rates are equal to or better than all of our major competitors and we constantly evaluate our benefit plans to maintain their competitiveness.

Regulatory Environment and Compliance

The alternative financial services industry is regulated at the federal, state and local levels in the United States; at the federal and provincial levels in Canada; and at the central government level in the United Kingdom. In general, these regulations are designed to protect consumers and the public, while providing standard guidelines for business operations. Laws and regulations typically impose restrictions and requirements, such as governing interest rates and fees, maximum loan amounts, the number of simultaneous or consecutive loans, required waiting periods between loans, loan extensions and refinancings, payment schedules (including maximum and minimum loan durations), required repayment plans for borrowers claiming inability to repay loans, disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions database reporting and loan utilization information. We are also subject to federal, state, provincial and local laws and regulations relating to our other financial products, including laws and regulations governing recording and reporting certain financial transactions, identifying and reporting suspicious activities and safeguarding the privacy of customers’ non-public personal information. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Risk Factors” in this Annual Report.

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. We regularly work with authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that are equitable to businesses and consumers alike.

Regulatory authorities at various levels of government and voters have enacted, and will likely continue to propose, new rules and regulations impacting our industry. Due to the evolving nature of laws and regulations, further rulemaking could result in new or expanded regulations that may adversely impact current product offerings or alter the economic performance of our existing products and services. For example, a rule recently adopted by the CFPB threatens to do just that if and when it becomes effective. In addition, the CFPB is expected to propose a rule that will restrict debt collector communications with consumers. Although the rule is not expected to apply directly to our activities, such a rule might impact third party debt collection on behalf of us, and the CFPB might use its supervisory authority to impose similar restrictions on the Company. We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations and financial condition.

U.S. Regulations

U.S. Federal Regulations

The U.S. federal government and its respective agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations. In November 2017, the CFPB published a rule specifically targeted at payday, vehicle title and certain high-cost installment loans ( “CFPB Rule”) that could have such an impact if it becomes effective.

Dodd-Frank: In 2010, the U.S. Congress passed the Dodd-Frank Act. Title X of this legislation created the CFPB, which became operational in July 2011. Title X provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains so-called “UDAAP” provisions declaring unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and giving the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, the FTC Act prohibits “unfair” and “deceptive” acts and practices and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

CFPB Rule: Pursuant to its authority to adopt UDAAP rules, the CFPB published in the Federal Register on November 17, 2017 a new rule applicable to payday, title and certain high-cost installment loans. The provisions of this CFPB Rule directly applicable to us are scheduled to become effective in August 2019. However, the CFPB Rule remains subject to potential override by Congress pursuant to the Congressional Review Act. Moreover, CFPB leadership changed in November 2017 and the agency is currently headed by an Acting Director. The Acting Director or successor could suspend, delay or modify the CFPB Rule. Further, we expect that important elements of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. Legislation was introduced in the House of Representatives December 1, 2017 to consider a review of the CFPB Rule. We cannot predict at this time whether Congress will allow the rule to stand or whether private legal challenges will be successful. Thus, it is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified or the impact on our business and operations.

In its current form, the CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The CFPB Rule excludes from coverage, among other loans: (1) purchase-money credit secured by the vehicle or other goods financed (but not unsecured purchase-money credit or credit that finances services as opposed to goods); (2) real property or dwelling-secured credit if the lien is recorded or perfected; (3) credit cards; (4) student loans; (5) non-recourse pawn loans; and (6) overdraft services and overdraft lines of credit. These exclusions do not apply to our loans.

Under the provisions of the CFPB Rule applicable to covered short-term loans and covered longer-term balloon payment loans, a lender will need to choose between:

•
A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer's written statement. As part of the ATR determination, the CFPB Rule permits lenders and consumers to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access and permits lenders in certain circumstances to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30-day cooling off period applies after a sequence of three covered short-term or longer-term balloon payment loans.

•
A “principal-payoff option,” under which the lender may make up to three sequential loans, or Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30-day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one-third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two-thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

Covered longer-term loans that are not balloon loans are not subject to the foregoing requirements. However, such loans are subject to the CFPB Rule's “penalty fee prevention” provisions, which apply to all covered loans. Under these provisions:

•
If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are returned for insufficient funds, the lender cannot make any further attempts to collect from such account unless the borrower has provided a new and specific authorization for additional payment transfers. The CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

•
A lender generally must give the consumer at least three business days advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel that the immediately preceding payment attempt.

The CFPB Rule also requires the CFPB’s registration of consumer reporting agencies as “registered information systems” to whom lenders must furnish information about covered short-term and longer-term balloon loans and from whom lenders must obtain consumer reports for use in extending such credit. If there is no registered information system or if no registered information system has been registered for at least 180 days, lenders will be unable to make Section 1041.6 Loans. The CFPB expects that there will be at least one registered information system in time for lenders to avail themselves of the option to make Section 1041.6 Loan by the effective date of the CFPB Rule.
For a discussion of the potential impact of the CFPB Rule on us, see “-Risks Relating to the Regulation of Our Industry-The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations” in Item 1A. "Risk Factors" of this Annual Report.

CFPB Enforcement: In addition to the Dodd-Frank Act’s grant of rule-making authority, which resulted in the CFPB Rule, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations promulgated thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

CFPB Supervision and Examination: Additionally, the CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures, and began field examinations of industry participants in 2012. The CFPB commenced its first supervisory examination of us in October 2014. The scope of the CFPB’s examination included a review of our Compliance Management System, our Short-Term Small Dollar lending procedures, and our compliance with Federal consumer financial protection laws. The 2014 examination had no material impact on our financial condition or results of operations, and we received the final CFPB Examination Report in September 2015.

The CFPB commenced its second examination of us in February 2017 and completed the related field work in June 2017. The scope of the 2017 examination included a review of our our Compliance Management System, our substantive compliance with applicable federal laws, and matters requiring attention. The 2017 examination had no material impact on our financial condition or results of operations, and we received the final CFPB Examination Report in February 2018.

Reimbursement Offer; Possible Changes in Payment Practices: During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we have decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (1) claims from potentially affected borrowers stating that they were in fact confused by our practices and (2) bank statements from such borrowers showing that fees for which reimbursement is sought were incurred at a time that such borrowers might reasonably have been confused about our practices. Based on the terms of the reimbursement offer we are currently considering, we have recorded a $2.0 million liability for this matter as of December 31, 2017.

While we do not expect that matters arising from the CFPB examinations will have a material impact on us, we have made in recent years and are continuing to make, at least in part to meet CFPB expectations, certain enhancements to our compliance procedures and consumer disclosures. For example, we are in the process of evaluating our payment practices. Even in advance of the effective date of the CFPB Rule (and even if the CFPB Rule does not become effective for one reason or another), we may make changes to these practices in a manner that will increase costs and/or reduce revenues.

Anti-Arbitration Rule. Under its authority to regulate pre-dispute arbitration provisions pursuant to Section 1028 of Dodd-Frank, in July 2017 the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in agreements for certain consumer financial products and services, effective as to arbitration agreements entered into on or after March 19, 2019. However, the Anti-Arbitration Rule was overturned by Congress on October 24, 2017, and the President signed the joint resolution on November 1, 2017 to repeal the Anti-Arbitration Rule. As a result, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization.

MLA: The Military Lending Act, or MLA, enacted in 2006 and implemented by the Department of Defense, or DoD, imposes a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their respective dependents. As initially adopted, the MLA and related DoD rules applied to our loans with terms up to 90 days. However, in 2016, the DoD expanded its MLA regulations, effective in October 2016, to encompass some of our longer-term Installment Loans that were not previously covered. As a result, we ceased offering short-term consumer loans to these applicants in 2007 and all loans to these applicants in 2016.

Enumerated Consumer Financial Services Laws, TCPA and CAN-SPAM: Federal law imposes additional requirements on us with respect to our consumer lending. These requirements include disclosure requirements under the Truth in Lending Act, or TILA, and Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers prior to consummation of both closed-end and open-end loans and, additionally for open-end credit products, periodic statements and change in terms notices. For closed-end loans, the annual percentage rate, the finance charge, the amount financed, the total of payments, the number and amount of payments and payment due dates, late fees and security interests must all be disclosed. For open end credit, the borrower must be provided with key information that includes annual percentage rates and balance computation methods, various fees and charges, and security interests.

Under the Equal Credit Opportunity Act, or ECOA, and Regulation B, we may not discriminate on various prohibited bases, including race, gender, national origin, marital status and the receipt of government benefits, retirement or part-time income, and we must also deliver notices specifying the basis for credit denials, as well as certain other notices. The Fair Credit Reporting Act, or FCRA, regulates the use of consumer reports and reporting of information to credit reporting agencies. These laws limit the permissible uses of credit reports and require us to provide notices to customers when we take adverse action or increase interest rates based on information obtained from third parties, including credit bureaus. We are also subject to additional federal requirements with respect to electronic signatures and disclosures under the Electronic Signatures In Global And National Commerce Act, or ESIGN; and requirements with respect to electronic payments under the Electronic Funds Transfer Act, or EFTA, and Regulation E. EFTA and Regulation E requirements also have an important impact on our prepaid debit card services business. These rules and regulations protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers, including requiring a written authorization, signed or similarly authenticated, in connection with certain credit transactions payable through payments that recur at substantially equal intervals. Additionally we are subject to compliance with the Telephone Consumer Protection Act, or the TCPA, and CAN-SPAM Act, and the regulations of the FCC, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has given rise to a spate of litigation nationwide.

We apply the rules under the Fair Debt Collection Practices Act, or FDCPA, as a guide to conducting our collections activities for delinquent loan accounts, as well as complying with applicable state collections laws.

Bank Secrecy Act and Anti-Money Laundering Laws: Under regulations of the U.S. Department of the Treasury, or the Treasury Department, adopted under the Bank Secrecy Act of 1970, or BSA, we must report currency transactions in an amount greater than $10,000 by filing a Currency Transaction Report, or CTR, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000.

Multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by, or on behalf of, the same person and result in either cash in or cash out totaling more than $10,000 during any one business day. We will file a CTR for any transaction which appears to be structured to avoid the required filing and the individual transaction or the aggregate of multiple transactions would otherwise meet the threshold and require the filing of a CTR.

The BSA also requires us to register as a money services business with the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with FinCEN and must re-register with FinCEN by December 31 every other year. We must also maintain a list of names and addresses of, and other information about, our stores and must make that list available to FinCEN and any requesting law enforcement or supervisory agency. That store list must be updated at least annually.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmittal business without the appropriate state licenses, which we maintain. In addition, the USA PATRIOT Act of 2001 and its corresponding federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (1) internal policies, procedures and controls designed to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee-training program; and (4) an independent audit function to test the program. Because our compliance with other federal regulations has essentially a similar purpose, we do not believe compliance with these requirements has had or will have any material impact on our operations. In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe four classes of reportable suspicious transactions-one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the BSA (3) appear to serve no business or lawful purpose or (4) involve the use of the money service business to facilitate criminal activity.

The Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted or sanctioned countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals.” Their assets are blocked and we are generally prohibited from dealing with them.

Privacy Laws: The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third-parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter.

State and Local Regulations in the United States

Short-term consumer loans must comply with extensive laws of the states where our stores are located or, in the case of our online loans, where the borrower resides. These laws impose, among other matters, restrictions and requirements governing interest rates and fees; maximum loan amounts; the number of simultaneous or consecutive loans, and required waiting periods between loans; loan extensions and refinancings; payment schedules (including maximum and minimum loan durations); required repayment plans for borrowers claiming inability to repay loans; collections; disclosures; security for loans and payment mechanisms; licensing; and (in certain jurisdictions) database reporting and loan utilization information. While the federal FDCPA does not typically apply to our activities, comparable, and in some cases more rigorous, state laws do apply.

In the event of serious or systemic violations of state law by us or, in certain instances, our third-party service providers when acting on our behalf, we would be subject to a variety of regulatory and private sanctions. These could include license suspension or revocation (not necessarily limited to the state or product to which the violation relates); orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief. Depending upon the nature and scope of any violation and/or the state in question, monetary relief could include restitution, damages, fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and, in some cases, principal as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operations and financial condition.

The California Finance Lenders Law caps rates on loans under $2,500 but imposes no limit on loans valued $2,500 or higher. The California Department of Business Oversight ("DBO") is currently evaluating whether-contrary to both our practice and general industry practice-the interest rate cap applies to loans in an original principal amount of $2,500 or more that are partially prepaid shortly after origination to reduce the principal balance to $2,500 or less. We provided the DBO with a detailed submission on this issue in September 2016, but have not received a response.

During the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending. We, along with others in the short-term consumer loan industry, intend to continue to inform and educate legislators and regulators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken in states in which we have a significant number of stores (or at the federal level), that action could have a material adverse effect on our loan-related activities and revenues.

In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements and/or fee limits.

Currently, approximately 30 states in the United States have enabling legislation that specifically allows direct loans of the type that we make. In Texas and Ohio, we operate under a CSO model. In Texas this model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as arranger for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and also licensed as a Credit Access Business, or CAB. Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

The Texas cities of Austin, Dallas, San Antonio, Houston and several others (nearly 45 cities in total as of December 31, 2017) have passed substantially similar local ordinances addressing products offered by CABs. These local ordinances place restrictions on the amounts that can be loaned to customers and the terms under which the loans can be repaid. As of December 31, 2017, we operated 70 stores in cities with local ordinances. We have been cited by the City of Austin for alleged violations of the Austin ordinance but believe that: (1) the ordinance conflicts with Texas state law and (2) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). However, in October 2017 we appealed this County Court's decision. Accordingly, we will not have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.

Our Ohio lending subsidiary is registered under the Ohio Credit Services Organization Act and regulated by the Ohio Department of Commerce Division of Financial Institutions. As a CSO, we provide credit services to our customers in accordance with the Credit Services Organization Act. Unlike Texas law, however, the Ohio Credit Services Organization Act does not expressly authorize the loan program we offer. Operating as a CSO allows us to charge a fee for arranging loans to our customers from unaffiliated third-party lenders, for assisting customers in preparing and completing the information and documents that the unaffiliated third-party lenders require the customers to submit in order to obtain loans and for providing guarantees of customer obligations to the unaffiliated third-party lenders. We determine whether we are prepared to guarantee the loans, using our own underwriting guidelines, and the lender applies its own underwriting guidelines in determining whether to make the loan. We obtain assurances from lenders that they comply with applicable federal and Ohio laws when setting loan terms. We offer loans online in Ohio.

Our businesses are regulated by state authorities in each state where we operate, whether through storefronts or online. We are subject to regular state examinations and audits and must address with the appropriate state agency any findings or criticisms resulting from these examinations and audits.

In addition to state laws governing our lending activities, most states have laws and regulations governing check cashing and money transmission, including licensing and bonding requirements and laws regarding maximum fees, recordkeeping and/or posting of fees, and our business is subject to various local rules, such as local zoning and occupancy regulations. These local rules and regulations are subject to change and vary widely from state to state and city to city.

We cannot provide any assurances that additional state or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. Additionally, we cannot provide any assurances that any future changes to statutes or regulations will not have a material adverse effect on our results of operations and financial condition.

Canadian Regulations

In May 2007, Canadian federal legislation was enacted that exempts from the criminal rate of interest provisions of the Criminal Code (which prohibit receiving (or entering into an agreement to receive) interest at an effective annual rate that exceeds 60% on the credit advanced under the loan agreement) cash advance loans of $1,500 or less if the term of the loan is 62 days or less (“payday loans”) and the person is licensed under provincial legislation as a short-term cash advance lender and the province has been designated under the Criminal Code.

On March 9, 2017, Bill S-237 titled “An Act to Amend the Criminal Code” was introduced in the Senate (of Canada). The bill proposed to reduce the Criminal Rate of interest from 60% APR to 20% plus the  Bank of Canada overnight interest rate of approximately 2%.  In February of 2018, the bill was amended in committee to a maximum interest rate cap of 45%.  A similar bill was introduced by the same Senator in 2015 and did not pass out of the Senate.  We cannot speculate the likelihood of this bill progressing in the legislative process.

Currently, Ontario, Alberta, British Columbia, Manitoba, Nova Scotia, Prince Edward Island, Saskatchewan and New Brunswick have provincial enabling legislation allowing for payday loans and have also been designated under the Criminal Code. Newfoundland has proposed enabling legislation, but such legislation is not yet in force. Under the provincial payday lender legislation there are generally cost of borrowing disclosure requirements, collection activity requirements, caps on the cost of borrowing that may be recovered from borrowers and restrictions on certain types of lending practices, such as extending more than one payday loan to a borrower at any one time.

Canadian provinces periodically review the regulations for payday loan products. Some provinces specify a time period within the Act while other provinces are silent or simply note that reviews will be periodic.

Nova Scotia

On March 30, 2015, Nova Scotia completed its triennial review process and reduced the maximum cost of borrowing from C$25 per C$100 to C$22 per C$100 effective in May of 2015. The remaining recommendations of the review Board, mainly an extended payment plan offering, were not implemented by the Minister.  The Utility and Review Board has yet to give notice of this year’s review expected sometime in 2018. In a recent press release, the respective ministry announced its plans to conduct the next review of the regulations in the fall of 2018. Cash Money operated five retail store locations as of December 31, 2017 and has an internet presence in Nova Scotia.

British Columbia

On September 21, 2016, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") announced a reduction in the total cost of borrowing from C$23 per C$100 lent to C$17 per C$100 lent effective January 1, 2017. At the same time, the Ministry also announced a consultation titled "Consumer Protection for British Columbians who use high-cost alternative financial services," seeking input on whether, and what additional, regulation may be warranted. The consultation concluded October 20, 2016 and the process and timing following this consultation are unknown.

As of December 31, 2017, we operated 26 of our 193 Canadian stores and conducted online lending in British Columbia. Revenues in British Columbia were approximately 10.2% of Canadian revenues and 2.0% of total consolidated revenues for the year ended December 31, 2017.

Ontario

On April 20, 2016, the Ontario Ministry of Government and Consumer Services, or the Ministry, published a 30-day consultation to consider the total cost of borrowing for payday lending in Ontario, which was C$21 per C$100 lent. The consideration is whether the rate should remain at C$21 or be lowered to C$19, C$17 or C$15 per C$100 lent. On August 30, 2016, the Ministry published another 30-day consultation seeking public input on a two stage reduction in the total cost of borrowing, proposing a maximum rate of C$18 per C$100 lent effective January 1, 2017 and a further reduction to C$15 per C$100 lent effective January 1, 2018.

On November 3, 2016, the Ministry held a press conference and issued a press release announcing the introduction of new legislation and also announcing a reduction in the total cost of borrowing to C$18 per C$100 lent effective January 1, 2017.

In December 2015, Bill 156 titled “the Alternative Financial Services Statute Law Amendment Act” was introduced. This legislation proposed additional consumer protections such as a cooling-off period and extended repayment plan. This legislation also provided the Ministry with the authority, subject to a regulatory process, to impose additional requirements such as establishing a maximum loan amount. The Alternative Financial Services Statute Law Amendment Act passed second reading before the Parliament recessed in June of 2016.

Upon the Ontario Parliament returning from summer recess in September of 2016, the Premier of Ontario prorogued the legislature. Therefore all prior bills died and new legislation would need to be introduced. On November 3, 2016, the Ministry introduced Bill 59 titled “Putting Consumers First Act (the “Act”). The Act encompassed many of the provisions of the previous legislation (the Alternative Financial Services Statute Law Amendment Act). The Ministry also incorporated the provisions of three other previous, unrelated pieces of legislation in the Act. Bill 59 officially received Royal Assent on April 13, 2017. A majority of the Single-Pay-loan-related provisions in the Act, including but not limited to installment repayment plans, advertising requirements, prohibitions on number of loans in a year and disclosure requirements were subject to a further regulatory process.

With respect to the regulatory process for the authorities granted to the Ministry in Bill 59, the Ministry of Government and Consumer Services issued a consultation document on July 7, 2017 requesting feedback on whether and how regulations should change regarding most notably extended payment plans, maximum loan amounts, a cooling off period between loans, and limits on fees charged to cash government checks. Responses to the July 7, 2017 consultation document were due by August 21, 2017. On December 19, 2017, the Ministry announced the new regulations with respect to payday loans. Most notably, the Ministry detailed two new regulations effective July 1, 2018: (1) a requirement to make the third loan originated by the same customer within 63 days repayable in 2 or 3 installment depending on the customer’s pay frequency and; (2) a requirement for the loan amount not to exceed 50% of the customer’s net pay in the month prior to the loan. Additionally, in the December 19, 2017 announcement, the Ministry confirmed a decrease in the maximum cost of borrower from C$18 per C$100 lent to C$15 per C$100 lent.

We conducted online lending and operated 124 of our 193 Canadian stores in Ontario (as of December 31, 2017). Revenues originated in Ontario represented approximately 66.7% of revenue generated in Canada and 12.9% of our total consolidated revenues for the year ended December 31, 2017. Until these regulations are fully in effect, we cannot speculate on the potential impact of the regulations. They could have a material adverse effect on our Ontario operations.

Alberta

On May 12, 2016, the Alberta Government introduced Bill 15 titled “An Act to End Predatory Lending.” The most notable provisions of this Bill included for loans in scope a reduction in the maximum cost of borrowing from C$23 to C$15 per C$100 lent and a requirement that all loans are repaid in installments. For customers paid semi-monthly, bi-weekly or on a more frequent basis, at least three installment payments would be required. For customers paid on a monthly basis, at least two installment payments would be required. All covered loan terms must be no less than 42 days and no greater than 62 days with no penalty for early repayment. Additionally, the Bill included a provision for a reduction in the cost of borrowing to 60% APR when alternative options for credit exist and are being utilized by a sufficient number of individuals.

On May 27, 2016, Bill 15 received Royal Assent. The maximum cost of borrowing of C$15 per C$100 lent became effective on August 1, 2016. On November 25, 2016, the Alberta Government issued the regulations for the installment payments, effective November 30, 2016.

On November 29, 2017, the Alberta Government introduced a new bill titled “A Better Deal for Consumers and Businesses Act”. This bill covered a number of industries including high cost credit businesses. The Act is intended to provide the government with the authority to promulgate certain regulations to further insure consumer protection. The Act passed and formerly received Royal Assent on December 15, 2017. In February of 2018, the Alberta Government initiated a consultation process with respect to licensing and disclosures for high cost credit products which includes our current installment loan product. We cannot speculate on the potential changes to regulations and, the potential impact to our operations.

We operated 27 of our 193 Canadian stores (as of December 31, 2017) and conducted online lending in Alberta. Revenues in Alberta were approximately 13.4% of Canadian revenues and 2.6% of total consolidated revenues for the year ended December 31, 2017 and were approximately 15.1% of Canadian revenues and 3.4% of total consolidated revenues for the year ended December 31, 2016. If we are unable to replace a significant portion of the affected revenues with other product offerings, this change could have a material adverse effect on our results for our Canadian operations. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Manitoba

On January 12, 2016, the province of Manitoba announced a Public Utilities Board, or PUB, hearing from April 12, 2016 through April 19, 2016 to specifically review and consider a reduction in the rate from C$17 per C$100 lent to C$15 per C$100 lent and a reduction in the maximum amount borrowers can loan from 30% of net pay to 25% of net pay. On June 17, 2016, the PUB issued its report to the government recommending that these proposed changes not be made. It is unknown if and when the government may adopt the recommendations of the PUB. As of December 31, 2017, we operated four stores in Manitoba.

Saskatchewan

Saskatchewan has amended its Payday Loan Regulations such that as of February 15, 2018, the maximum rate that may be charged to a borrower will be reduced from C$23 per C$100 lent to C$17 and the maximum fee for a dishonoured check will be reduced from C$50 to C$25. As of December 31, 2017, we operated six stores in Saskatchewan.

Installment loans are subject to the Criminal Code interest rate cap of 60%. Providers of these types of loans are also subject to provincial legislation that requires lenders to provide certain disclosures, prohibits the charging of certain default fees and extends certain rights to borrowers, such as prepayment rights. These laws are harmonized in many Canadian provinces. However, in Ontario, Bill 59 titled “Putting Consumers First Act,” which received Royal Assent on April 13, 2017, provides the Ontario Ministry with the authority to impose additional restrictions on lenders who offer installment loans, subject to a regulatory process, including: (i) requiring a lender to take into account certain factors with respect to the borrower before entering into a credit agreement with that borrower; (ii) capping the amount of credit that may be extended; (iii) prohibiting a lender from initiating contact with a borrower for the purpose of offering to refinance a loan; and (iv) capping the amount of certain fees that do not form part of the cost of borrowing. On July 7, 2017, the Ministry of Government and Consumer Services issued a consultation document requesting feedback on questions regarding a new regime for high-cost credit and limits on optional services, such as optional insurance. The proposed high-cost credit regime would apply to loans with an annual interest rate that exceeds 35%. The Ministry summary accompanying the consultation document stated that a further consultation paper would be issued in the fall of 2017 on those matters and that the Ministry expects that regulation would be enacted in early 2019. The Ministry has not yet published this further consultation paper.

Other Federal Matters

In Canada, the federal government generally does not regulate check cashing businesses, except in respect of federally regulated financial institutions (and other than the Criminal Code of Canada provisions noted above in respect of charging or receiving in excess of 60% interest on the credit advanced in respect of the fee for a check cashing transaction) nor do most provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Quebec, where check cashing stores are not permitted to charge a fee to cash a government check; Manitoba, where the province imposes a maximum fee to be charged to cash a government check; and British Columbia and Ontario, where there is proposed legislation which will either restrict or impose a maximum fee that can be charged to cash a government check or any other check that may be designated by regulation. The province of Saskatchewan also regulates the check cashing business but only in respect of provincially regulated loan, trust and financing corporations. Cash Money does not operate in the province of Quebec.

The Financial Transaction and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or the PCMLTFA. The PCMLTFA requires the reporting of large cash transactions involving amounts of $10,000 or more received in cash and international electronic funds transfer requests or receipts of $10,000 or more. The PCMLTFA also requires submitting suspicious transactions reports when there are reasonable grounds to suspect that a transaction or attempted transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity, and the submission of terrorist financing reports where a person has possession or control of property that they know or believe to be owned or controlled by or on behalf of a terrorist or terrorist group. The PCMLTFA also imposes obligations on money services businesses in respect of record keeping, identity verification, and implementing a compliance policy.

U.K. Regulations

In the United Kingdom, consumer lending is governed by The Consumer Credit Act 1974, which was amended by the Consumer Credit Act 2006, or the CCA, and related rules and regulations supplemented by guidance. On April 1, 2014, the Financial Conduct Authority, or FCA, assumed responsibility for regulating consumer credit from the Office of Fair Trading, or OFT, as enacted under the Financial Services Act 2012. The FCA is the regulatory body in the United Kingdom that is responsible for the regulation and oversight of the consumer credit industry. Firms operating with consumer credit licenses originally issued by the OFT were required to register with the FCA in the fall of 2013 to obtain interim permission to conduct consumer credit activities from April 1, 2014 until they had applied for and obtained full authorization from the FCA. In February 2016, we were notified that our two lending businesses in the United Kingdom, SRC Transatlantic Limited and CURO Transatlantic Limited (f/k/a

Wage Day Advance Limited), had received full authorization from the FCA to undertake certain categories of regulated consumer credit business under the Financial Services and Markets Act 2000. In late 2017, SRC Transatlantic Limited ceased active trading via its store premises, it has retained authorizations necessary to continue collection activities in respect of existing customers.

While U.K. consumer credit businesses are principally regulated by the FCA, there is additional legislation and regulation that governs consumer credit, including the CCA. The CCA imposes various obligations on lenders, and any person who exercises the rights and duties of lenders to correctly document credit agreements and guarantees and indemnities, give borrowers rights to withdraw, provide post contract information such as statements of account, notices of sums in arrears and default notices, protect consumers who purchase a good or service from a linked supplier and not to take certain recovery or enforcement action until prescribed forms of post-contractual notices have been served and prescribed time periods have elapsed. Any failure to comply with such legislation or regulation may have serious consequences for our U.K. operations, as well as a risk that the FCA may revoke or suspend our authorization.

The FCA and its predecessor, the OFT, have already taken action against, and have imposed requirements on, a number of well-known U.K. financial institutions. In addition, our U.K. operations are subject to various regulations concerning consumer protection and data protection, among others.

We are also subject to the powers of the U.K. Information Commissioner’s Office, or the ICO, to take enforcement action in relation to data protection. By virtue of doing business with financial institutions and other FCA regulated companies in the United Kingdom, subsidiaries of the Group are typically contractually obligated to comply with certain other requirements such as the Consumer Finance Association (CFA) and the Credit Services Association’s (CSA) Code of Practice.

Financial Conduct Authority Regulations

The FCA’s strategic objective is to ensure that its relevant markets function well. The FCA also has three operational objectives:

•	to secure an appropriate degree of protection for consumers;

•	to protect and enhance the integrity of the U.K. financial system; and

•	to promote effective competition in the interests of consumers for regulated financial services or services carried out by regulated investment exchanges.

Its supervisory approach is risk based and directly linked to customer outcomes; in particular, it will focus on factors that influence the delivery of its statutory objectives.

The FCA Handbook sets out the FCA rules and other provisions, which have been made under powers given to the FCA under the Financial Services and Markets Act 2000 (Regulated Activities) Order 2001 (as amended). Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, as well as the applicable consumer credit laws and regulations.

The FCA Handbook provides both general sourcebooks (that all authorized firms must comply with) and specialist sourcebooks (that apply to firms carrying out a specific regulated activity). The FCA Handbook has a specialist consumer credit sourcebook, or CONC, for the consumer credit sector, which includes rules and guidance in relation to, inter alia, financial promotions, pre-contract responsibilities and disclosure, affordability and creditworthiness assessments, the handling of vulnerable customers, communications with customers, arrears, default and recovery of debt, debt advice and statute barred debt.

By virtue of doing business with financial institutions and other FCA regulated companies in the United Kingdom, lending entities in the U.K. are typically contractually obligated to comply with certain other requirements, such as the U.K. Lending Standards Board’s Standards of Lending Practice (which financial institutions usually comply with on a voluntary basis), the Finance and Leasing Association’s Lending Code and the Credit Services Association’s Code of Practice.

The FCA has applied its rules to consumer credit firms in a number of areas, including its high level principles and conduct of business standards. The FCA has substantially greater powers than the OFT and given the FCA has only been responsible for regulating consumer credit since April 2014, it is likely that the regulatory requirements applicable to our industry will continue to increase, as the FCA deepens its understanding of the industry through the authorization process. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand incremental investment and resources in our compliance governance framework. For example, it is currently expected that as of 2019, the U.K. Senior Managers and Certification Regime, or SMCR, will be extended to all sectors of the financial services industry (including consumer credit firms, such as SRC Transatlantic Limited and CURO Transatlantic Limited), at which point the majority of the senior management team below the executive committee is expected to become certified persons. One result of this may be that we incur additional costs from putting in place systems to ensure all employees are appropriately notified of, and receive suitable training in, the rules of conduct which will apply to them. We have commenced planning for this, with the details to be finalized once the FCA issues its final rules, expected to be published during the second half of 2018. There is also a risk that we could become subject to additional or new regulatory obligations (such as FCA approval of senior managers and anti-money laundering and fraud prevention), or that those requirements to which we are currently subject could become more stringent.

Pursuant to statutory requirements, all authorized entities must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the requirements to “treat customers fairly”); Threshold Conditions; Senior Management Arrangements, Systems and Controls; Statements of Principle and Code of Practice for Approved Persons; and Training and Competence and General Provisions, as well as CONC. In addition, certain individuals within an FCA authorized firm who exercise a “significant influence” over the business of the firm must be approved by the FCA and these individuals have to demonstrate that they are “fit and proper” and competent to hold the position of an “approved person.”

The FCA regards lending and collections of loans as a “high risk” activity and therefore dedicates special resources to more intensive monitoring of businesses in this sector. CONC provides that firms that undertake consumer credit regulated activities should, for example, be required to treat a customer in default or arrears difficulties with forbearance and consideration and may consider suspending, reducing or waiving any further interest payments or charges from that customer or accepting token payments from the customer for a reasonable period. Regarding statute barred debt, a firm which undertakes consumer credit regulated activities must not mislead a customer by suggesting that said customer could be subject to court action for the sum of the statute barred debt, when that firm knows, or reasonably ought to know, that the relevant limitation period has expired.

The Money Laundering Regulations 2017 implement the European Union 4th Money Laundering Directive (2015/849/EU) and apply to lenders and specify that all lenders must be supervised for money laundering compliance. Both our U.K. lending businesses are currently supervised by the FCA for these purposes.

In the United Kingdom, a bank that clears a fraudulent check must refund the drawer. For this reason, banks have invoked more stringent credit inspection and indemnity criteria for businesses such as ours.

In 2009, the European Union Payment Services Directive, or the PSD1, was implemented in the United Kingdom, requiring money transfer and foreign currency exchange providers (among others) to be authorized by or registered with the FCA; SRC Transatlantic Limited duly registered with effect from December 8, 2010. PSD1 will be replaced by Directive 2015/2366/EU, or PSD2, beginning in January 2018. PSD2 will be implemented via the U.K. Payment Services Regulations 2017. Under the new regime, SRC Transatlantic Limited will be required to re-register with the FCA in order to continue providing payment services.

In June 2013, the U.K. Competition & Markets Authority (CMA) commenced a market investigation into payday lending to investigate whether certain features of the industry prevented, restricted or distorted competition and if so to recommend suitable remedies.
The Equality Act 2010 protects nine characteristics from direct or indirect discrimination and harassment of applicants and customers when conducting lending services. These characteristics are age, disability, gender reassignment, marriage and civil partnership, pregnancy and maternity, race, religion or belief, sex and sexual orientation.
We are required to self-report suspicious activities and to appoint a designated anti-money laundering officer with the overall responsibility for the compliance of the business and employees under the Proceeds of Crime Act 2002 and the Money Laundering Regulations 2017.
The CMA published its final report in February 2015; its recommendations were implemented under the Payday Lending Market Investigation Order 2015, under which:

•	online lenders must provide details of their products on at least one FCA authorized price comparison website, or PCW, and include a hyperlink from their website to the relevant PCW; and

•	payday lenders must provide existing customers with a summary of their cost of borrowing.
These changes, which are reflected in FCA rules, came into effect on December 1, 2016.
Failure to comply with any rules or guidance issued by the FCA is likely to have serious consequences; for example:

•
The FCA may take enforcement action against a firm which could result in fines and/or remediation action for consumers. Any such enforcement action would be publicly known and would involve severe reputational damage, with vendors of debt portfolios and creditors outsourcing collection activity likely to remove their business from a debt collector that is the subject of such enforcement action.

•
Firms can be subject to a section 166 notice by the FCA, which may ensue where the FCA has identified issues within the firm regarding compliance with the FCA rules and guidance and commissions a “skilled persons” report. A “skilled persons” report is performed by an independent firm, usually one of the five large accountancy firms or a law firm that is deemed by the FCA to have the necessary skills and expertise to review the areas of concern. The report is shared with the firm being reviewed and the FCA. Remedial action highlighted is tracked by the FCA through close liaison with the firm. Failure to remedy points raised and/or do so in sufficient time can lead to further enforcement action, including fines. The cost of such a review is borne by the firm. Any enforcement proceeding that might follow from the issue of a section 166 notice may become public at the stage of issuance of a final notice. If our U.K. operations become subject to such a notice, originators that currently do business with us may cease to do so, and our ability to conduct our U.K. operations, along with our reputation, and consequently, our ability to win future business may be adversely affected. We might also have to introduce changes to our business practices in the United Kingdom in response to enforcement action taken against certain of our competitors.

The FCA is undertaking various reviews relevant to consumer credit businesses, which may affect us. For example, in July 2017 the FCA published a consultation paper on Assessing Creditworthiness in consumer credit. This consultation is designed to enable the FCA to provide further clarity around the factors for Lenders to consider when deciding the proportionality of an affordability assessment and expectations for a firm’s policies and procedures. This may lead to us making changes to our creditworthiness assessments once their final rules are published.

Data Protection

As a consumer finance business, we must comply with the requirements established by the Data Protection Act in relation to processing the personal data of our customers. Any business controlling the processing of personal data (that is, determining the purposes of the processing and the manner in which it is carried out), such as consumer credit firms, must in particular maintain a data protection registration with the ICO for each of its companies. The ICO is an independent governmental authority responsible for maintaining, upholding and promoting the best business practices and legislative requirements for processing personal data and safeguarding the information rights of individuals and their rights to access their personal data.
We control the processing of significant amounts of personal data; therefore, we have a data protection registration for each relevant subsidiary which controls the processing of personal data, a data protection policy and have established data protection processes, which are reviewed and updated from time to time for the purposes of compliance with the requirements of the Data Protection Act and the applicable guidance issued from time to time by the ICO, such as the handling of data subject access requests from individuals. The ICO is empowered to impose requirements through enforcement notices (in effect, stop orders), issue monetary fines and prosecute criminal offences under the Data Protection Act. As of the date of this report we have not received any such notices from the ICO.
Furthermore, we receive third-party data from sources governed by the Steering Committee on Reciprocity, or SCOR, such as mainstream credit bureaux, and from private sources such as closed user groups, or CUGs. CUGs operate by a CUG host taking responsibility for housing the underlying data, matching the records and for compliance with data protection regulations. If one of the contributors of the CUG were to violate data protection laws or other regulatory requirements, it could harm our business or result in penalties being imposed on us. Our ability to obtain, retain and otherwise manage such data is governed by data protection and privacy requirements and regulatory rules and guidance issued by, among others, the ICO and influenced by SCOR.
The EU Data Protection Regulation came into effect in May 2016 and is directly applicable in Member States (including the United Kingdom). It will apply to all affected businesses, which are required to be compliant by May 25, 2018, when enforcement of that regulation begins. The EU Data Protection Regulation introduces substantial changes to the EU data protection regime and will impose a substantially higher compliance burden on us, may increase our data protection costs and may restrict our ability to use data. Examples of this higher burden include expanding the requirement for informed opt in consent by customers to processing of personal data, where we rely on customer consent to process personal data, and granting customers a “right to be forgotten,” restrictions on the use of personal data for profiling purposes-disclosure requirements of data sources to customers, the possibility of having to deal with a higher number of subject access requests, among other requirements. The EU Data Protection Regulation also increases the maximum level of fine for the most serious compliance failures in the case of a business to the greater of four per cent of annual worldwide turnover or €20,000,000. As the EU Data Protection Regulation is directly applicable, and directly effective, the United Kingdom does not have control over its manner of implementation (except to the extent that the EU Data Protection Regulation expressly grants such control to EU Member States). The ICO is currently consulting on its draft written guidance on consent under the EU Data Protection Regulation. There is a memorandum of understanding in place between the ICO and the FCA which (among other things) provides for information-sharing between the two bodies.
The U.K. government has also published the Data Protection Bill 2017, which it is anticipated will become law in 2018. This will substantially replace the Data Protection Act and address further detail and increase the regulation which will be brought in by the EU Data Protection Regulation. The current published version of the Data Protection Bill 2017 does not increase the regulatory penalties regime which will become effective under the EU Data Protection Regulation.
In addition, the Privacy and Electronic Communications (EC Directive) Regulations 2003 originating as the implementation of European Directive 2002/58/EC, also known as the E-Privacy Directive, impose obligations on U.K. businesses in respect of electronic marketing by email and marketing by telephone, it is anticipated that a new wider scope EU regulation will come into force in 2018.

It remains to be seen what impact the recent vote by the United Kingdom in favor of leaving the EU will have on the regulatory environment in the EU and the United Kingdom and on the applicability of EU law in the United Kingdom.
We continue to monitor the evolving regulatory activity in the United Kingdom. We cannot provide any assurances that additional statutes or regulations will not be enacted in the future in the United Kingdom. Additionally, we cannot provide any assurances that any future changes to statutes or regulations will not have a material adverse effect on our results of operations and financial condition.

Available Information

Our internet address is www.curo.com. We make a variety of information available, free of charge, at our Investor Relations website, www.ir.curo.com. This information includes our Registration Statements, Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of business conduct and ethics and other governance documents.

The public may read and copy materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file documents electronically with the SEC at www.sec.gov.

The contents of these websites, or the information connected to those websites, are not incorporated into this report. References to websites in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition and our future results. You should carefully consider the risk factors. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, operating results or share price in the future.
Risks Relating to Our Business

Our substantial indebtedness could adversely affect our business, results of operations and financial condition.

As of December 31, 2017, we had approximately $729.6 million of total gross debt outstanding. Our high level of indebtedness could have significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces funds available to use for operations, invest in our business, pay dividends to our shareholders and use for other purposes;

•	we could be at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	the terms of our debt restricts our ability to pay dividends; and

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

For instance, as described above, if future changes in regulations affecting our products or services are enacted, they could adversely impact current product offerings or alter the economic performance of our existing products and services. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.

If our cash flows and capital resources are insufficient to fund our debt service obligations, or if we confront regulatory uncertainty in our industry or challenges in debt capital markets, we may not be able to refinance our indebtedness prior to maturity on favorable terms, or at all. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest or other debt capital expense. A refinancing of our indebtedness could also require us to comply with more onerous covenants and restrictions on our business operations. If we are unable to refinance our indebtedness prior to maturity we will be required to pursue alternative measures that could include restructuring our current indebtedness, selling all or a portion of our business or assets, seeking additional capital, reducing or delaying capital expenditures or taking other steps to address obligations under the terms of our indebtedness.

Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Because we depend in large part on third-party lenders to provide the cash needed to fund our loans, an inability to affordably access third-party financing could adversely affect our business.

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, funds from third-party lenders under our CSO programs and our Non-Recourse U.S. SPV Facility, which finances the origination of eligible U.S. Unsecured and Secured Installment Loans. However, we cannot guarantee we will be able to secure additional operating capital from third-party lenders or refinance our existing revolving credit facilities on reasonable terms or at all. As the volume of loans that we make to customers increases, or if provision for losses or expenses rise due to various factors, we may have to expand our borrowing capacity on our existing Non-Recourse U.S. SPV Facility (as discussed below) or add new sources of capital. The availability of these financing sources depends on many factors, some of which lie outside of our control. In the event of a sudden or unexpected shortage of funds in the banking system or capital markets, we may not be able to maintain necessary levels of funding without incurring high funding costs, suffering a reduction in the term of funding instruments or having to liquidate certain assets. If our cost of borrowing increases or we are unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail our origination of loans, which could adversely affect our business and results of operations.

We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our proprietary technology, including our proprietary credit and fraud scoring models, which we use for pricing loans. We seek to protect our intellectual property with non-disclosure agreements we sign with third parties and employees and through standard measures to protect trade secrets. We also implement cybersecurity policies and procedures to prevent unauthorized access to our systems and technology. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Our employees, including those working on our Curo Platform, have not been required to execute agreements assigning us proprietary rights to technology developed in the scope of their employment, although we intend to have employees sign such agreements in the future. Additionally, while we currently have a number of registered trademarks and pending applications for trademark registration, we do not own any patents or copyrights with respect to our intellectual property.

If competitors learn our trade secrets (especially with regard to our marketing and risk management capabilities), others attempt to acquire patent protection of algorithms similar to ours, or our employees attempt to make commercial use of the technology they develop for us, it could be difficult to successfully prosecute to recover damages. Additionally, a third-party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third-party or employee for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. If we are unable to protect our software and other proprietary intellectual property rights, or to develop technologies that are as adaptive to changing consumer trends or appealing to consumers as the technologies of our competitors, we could face a disadvantage relative to our competitors.

Any disruption in the availability of our information technology systems could adversely affect our business operations.

We rely heavily upon our Curo Platform in almost every aspect of our business, including to process customer transactions, provide customer service, determine loan amounts, manage collections, account for our business activities, support regulatory compliance and to generate the reporting used by management for analytical, loss management and decision-making purposes. Our store and online platform is part of an integrated data network designed to manage cash levels, facilitate underwriting decisions, reconcile cash balances and report revenue and expense transaction data. Our Curo Platform could be disrupted and become unavailable due to a number of factors, including power outages, a failure of one or more of our information technology, telecommunications or other systems, and cyber-attacks on or sustained disruptions of these systems. Our back-up systems and security measures could fail to prevent a disruption in the availability of our information technology systems. A disruption in our Curo platform could prevent us from performing fundamental aspects of our business, including loan underwriting, customer service, payments and collections, internal reporting, and regulatory compliance.

If we do not effectively price the credit risk of our prospective or existing customers, our operating results and financial condition could be materially and adversely impacted.

Our business has much higher rates of charge-offs than traditional lenders. Accordingly, we must price our loan products to take into account the credit risks of our customers. In deciding whether to extend credit to prospective customers and the terms on which to provide that credit, including the price, we rely heavily on the credit models in our proprietary Curo Platform. These models take into account, among other things, information from customers, third parties and an internal database of loan records gathered through monitoring the performance of our customers over time. Any failure of our Curo Platform to effectively price credit risk could lead to higher-than-anticipated customer defaults, which could lead to higher charge-offs and losses for us, or overpricing, which could lead us to lose customers. Our models could become less effective over time, receive inaccurate information or otherwise fail to accurately estimate customer losses in certain circumstances. If we are unable to maintain and improve the credit models in our proprietary Curo Platform, or if they do not perform up to target standards, they may fail to adequately predict the creditworthiness of customers or to assess prospective customers’ financial ability to repay their loans. This could further hinder our growth and have an adverse effect on our business and results of operations.

If the information provided by customers or third parties to us is inaccurate, we may misjudge a customer’s qualification to receive a loan, and our operating results may be harmed.

Our lending decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that we are unable to verify, our scoring may not accurately reflect the associated risk. In addition, data provided by third-party sources is a significant component of our scoring of loan applications and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results. In addition, we use identity and fraud check analyzing data provided by external databases to authenticate each customer’s identity. There is a risk, however, that these checks could fail, and fraud may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us to take steps to reduce fraud risk, which could increase our costs.

Improper disclosure of customer personal data, including by means of a cyber-attack, could result in liability and harm our reputation. Cybersecurity risks and security breaches, in general, could result in increasing costs in an effort to minimize those risks and to respond to cyber incidents.

We store and process large amounts of personally identifiable information, including data that is considered sensitive customer information. We believe that we maintain adequate policies and procedures, including antivirus and malware software and access controls, and use appropriate safeguards to protect against attacks. It is possible that our security controls over personal data, our training of employees and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

In addition, we are subject to cybersecurity risks and security breaches, which could result in the unauthorized disclosure or appropriation of customer data. To date none of these actual or attempted cyberattacks has had a material effect on our operations or financial condition. However, we may not be able to anticipate or implement effective preventive measures against these types of security breaches, especially because the techniques change frequently or are not recognized until launched. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Actual or anticipated attacks and risks may cause us to incur increasing expenses, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. It is also possible that our protective measures would fail to prevent a cyber-attack and the resulting disclosure or appropriation of customer data. A significant data breach could harm our reputation, diminish our customer confidence and subject us to significant legal claims, any of which may contribute to a loss of customers and have a material adverse effect on us.

In addition, federal and some state regulators are considering promulgating rules and standards to address cybersecurity risks and many U.S. states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. In the United Kingdom, U.K. businesses are presently subject to the Data Protection Act 1998, which requires that appropriate technical and organizational measures shall be taken against unauthorized or unlawful processing of personal data and against accidental loss or destruction of, or damage to, personal data. As a result of its membership of the EU, U.K. businesses are subject to directly applicable European Regulation in respect of personal data, U.K. businesses will be required to comply with new obligations from May 25, 2018, which will impose greater responsibility, and the U.K. government have indicated that they are to enact direct U.K. laws applicable after Brexit to similar effect, which will require companies to notify individuals of most data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

The failure of third parties who provide products, services or support to us could disrupt our operations or result in a loss of revenue.

Some of our lending activity depends in part on support we receive from unaffiliated third parties. This includes third-party lenders who make loans to our customers under our CSO programs as well as other third parties that provide services to facilitate lending, loan underwriting and payment processing in our online lending consumer loan channels. The loss of our relationship with any of these third-parties and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted.

In Texas and Ohio, we rely on third-party lenders to conduct business.

In Texas and Ohio we operate as a CSO, also known as a credit services organization, or a credit access business, also known as a CAB, arranging for unrelated third-parties to make loans to our customers. During 2017, our CSO programs in Texas and Ohio generated revenues of $237.9 million and $18.2 million, respectively. During 2016, our CSO programs in Texas and Ohio generated revenues of $205.7 million and $9.2 million, respectively. There are a limited number of third-party lenders that make these types of loans and there is significant demand and competition for the business of these companies. These third parties rely on borrowed funds in order to make consumer loans. If these third-parties lose their ability to make loans or become unwilling to make loans to us and we are unable to find another third-party lender, we would be unable to continue offering loans in Texas and Ohio as a CSO, which would prevent us from receiving revenue from these activities. This would adversely affect our revenue and results of operations.

Our core operations are dependent upon maintaining relationships with banks and other third-party electronic payment solutions providers. Any inability to manage cash movements through the banking system or the Automated Clearing House, or ACH, system would materially impact our business.

We maintain relationships with commercial banks and third-party payment processors. These entities provide a variety of treasury management services including providing depository accounts, transaction processing, merchant card processing, cash management, and ACH processing. We rely on commercial banks to receive and clear deposits, provide cash for our store locations, perform wire transfers and ACH transactions and process debit card transactions. We rely on the ACH system to deposit loan proceeds into customer bank accounts and to electronically withdraw authorized payments from those accounts. It has been reported that the U.S. Department of Justice and the Federal Deposit Insurance Corporation, as well as other federal regulators, have taken or threatened actions, commonly referred to as “Operation Choke Point,” intended to discourage banks and other financial services providers from providing access to banking and third-party payment processing services to lenders in our industry. We can give no assurances that actions akin to Operation Choke Point will not intensify or resume, or that the effect of such actions against banks and/or third-party payment processors will not pose a future threat to our ability to maintain relationships with commercial banks and third-party payment processors. The failure or inability of retail banks and/or third-party payment providers to continue to provide services to us could adversely affect our operations if we are unable or unsuccessful in replacing those providers with comparable service providers.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our stores.

Our business requires us to maintain a significant supply of cash in each of our stores. As a result, we are subject to the risk of cash shortages resulting from theft and errors by employees and third-parties. Although we have implemented various programs in an effort to reduce these risks, maintain insurance coverage for theft and utilize various security measures at our facilities, it is possible that employee and third-party theft and errors will occur in material amounts. Cash shortages from employee and third-party theft and errors were $0.3 million (0.03% of consolidated revenue) and $0.6 million (0.07% of consolidated revenue) in the years ended December 31, 2017 and 2016, respectively. The extent of our cash shortages could increase as we expand the nature and scope of our products and services. Although we have experienced break-ins by third parties at our stores in the past, none of these has had, either individually or in the aggregate, a material adverse impact on our operations. Going forward, theft and errors could lead to cash shortages and could adversely affect our business, prospects, results of operations and financial condition. It is also possible that violent crimes such as armed robberies may be committed at our stores. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.

If our allowance for loan losses is not adequate to absorb our actual losses, our results of operations and financial condition may be adversely affected.

We face the risk that our customers will fail to repay their loans in full. We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See Note 1, “Summary of Significant Accounting Policies and Nature of Operations” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report for factors considered by management in estimating the allowance for loan losses. We also maintain a credit services guarantee liability for estimated probable losses on loans funded by unrelated third-party lenders under our CSO programs, but for which we are responsible. As of December 31, 2017, the sum of our aggregate reserve and allowance for losses on loans and guarantee liability not in default (including loans funded by unrelated third-party lenders under our CSO programs) was $87.4 million. This reserve, however, is an estimate. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. As a result, our allowance for loan losses may not be comparable to that of traditional banks subject to regulatory oversight or sufficient to cover actual losses. If actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected.

Adverse economic conditions could cause demand for our loan products to decline or make it more difficult for our customers to make payments on our loans and increase our default rates.

We derive the majority of our revenue from consumer lending. Factors that may influence demand for our products and services include macroeconomic conditions, such as employment, personal income and consumer sentiment. Our underwriting standards require, among other things, our customers to have a steady source of income as a prerequisite for making a loan. Therefore, if unemployment increases among our customer base, the number of loans we originate will likely decline and the number of loan defaults could increase. Additionally, if consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for consumer loans in general may decline. Accordingly, poor economic conditions could adversely affect our business and results of operations.

If negative assertions regarding businesses like ours become widespread, they could reduce demand for our loan products.

Negative press coverage and efforts of special interest groups to persuade customers that the consumer loans and other alternative financial services provided by us are predatory and abusive could also negatively affect demand for our products and services. If consumers accept this negative characterization of our business or our products on a widespread basis, demand for our loans could significantly decline, which would negatively affect our revenues and results of operations. Should we fail to adapt to significant changes in our customers’ demand for our products or services, our revenues could decrease significantly and our results of operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill changing customer demands, our customers may resist or reject such products or services.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we fail to prudently manage our growth. Failure to grow the business and generate estimated future levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates disciplined growth in Canada and the United States, increasing the market share of our online operations, selectively expanding our offering of installment loans and potential expansion in other international markets, is subject to significant risks. The profitability of our current operations and any future growth is dependent upon a number of factors, including the ability to obtain and maintain financing to support these opportunities, the ability to hire, train and retain an adequate number of qualified employees, the ability to obtain and maintain any required regulatory permits and licenses and other factors, some of which are beyond our control, such as the continuation of favorable regulatory and legislative environments. Imprudent or poor investments could drain our capital resources and negatively impact our liquidity. As a result, the profitability of our current operations could suffer if our growth strategy is not successfully implemented.

The failure to successfully integrate newly acquired businesses into our operations could negatively impact our profitability.

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. The success of the acquisitions we have completed, as well as future acquisitions is, and will continue to be, dependent upon our ability to effectively integrate the management, operations and technology of acquired businesses into our existing management, operations and technology platforms. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired businesses into our organization in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. It is also possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third-parties or our ability to achieve the anticipated benefits of such acquisitions and could harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

Indemnifications associated with assumed liabilities of acquired entities may be insufficient to cover our exposures to litigation and settlement costs.

In 2011, we completed the acquisition of Cash Money Group, Inc., or Cash Money. While the agreement governing our Cash Money acquisition provides us with limited indemnification for litigation and settlement costs for activities related to Cash Money’s operations prior to the acquisition of Cash Money, our recourse with respect to those matters is limited to set-off against a C$7.5 million escrow note. Through December 31, 2017, we have set off approximately C$4.2 million of class action settlement costs and related expenses, and C$0.3 million of tax indemnification amounts against the escrow note. The balance of this escrow note is included in the Consolidated Balance Sheets as Subordinated Shareholder Debt.

In August 2012, we completed the acquisition of The Money Store, L.P., which operated under the name The Money Box® Check Cashing, or The Money Box. The Money Box acquisition agreement provides us with limited indemnification for certain matters related to The Money Box’s operations prior to the date of the acquisition of The Money Box; however, our recovery is limited in most cases to an aggregate amount of $2.4 million and our ability to make claims is subject to certain time limitations. To date, no indemnification payments have been made or claimed under The Money Box acquisition agreement.

In 2013, we completed the acquisition of Wage Day Advance Limited, or Wage Day. The Wage Day acquisition agreement provides us with limited indemnification for certain matters related to Wage Day’s operations prior to the date of the Wage Day acquisition. To date, no indemnification payments or claims have been made under this provision.

These indemnifications provide us with only limited recourse against the sellers of these businesses in the event we incur substantial costs in connection with actions occurring prior to our acquisition of the businesses. The agreements limit the amount we can recover, limit the causes of action for which we can pursue recovery, and place other restrictions on our ability to recover for such losses. Accordingly, if we incur substantial costs for issues arising prior to our acquisitions of these businesses, our financial position and results of operations may be adversely affected.

If we lose key management or are unable to attract and retain the talent required to operate and grow our business or if we are required to substantially increase our labor costs to attract and retain qualified employees, our business and results of operations could be adversely affected.

Our continued growth and future success will depend on our ability to retain the members of our senior management team, who possess valuable knowledge of, and experience with, the legal and regulatory environment of our industry, who have experience operating in our international markets and who have been instrumental in developing our strategic plans and procuring capital to enable the pursuit of those plans. The loss of the services of one or more members of senior management and our inability to attract new skilled management could harm our business and future development. We do not maintain any key man insurance policies with respect to any senior management or employees.

Labor costs represent a significant portion of our total expenses. If we are required to substantially increase our labor costs in order to attract or retain a sufficient number of qualified employees for our current operations, we may not be able to operate our business in a cost-effective manner. We also believe having experienced employees and staff continuity in our stores is an important contributor to the success of our business. If we were unable to retain our experienced managers and staff, it could adversely affect our customer service and our loan volume could suffer.

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down, which would have a material adverse effect on our results of operations and financial condition.

The carrying value of our goodwill was $145.6 million, or approximately 16.9% of our total assets, as of December 31, 2017. We assess goodwill for impairment on an annual basis at a reporting unit level. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the third quarter of 2015, due to the decline in our overall financial performance in the United Kingdom, we determined that a triggering event had occurred requiring an impairment evaluation of our goodwill and other intangible assets in the United Kingdom. As a result, during the third quarter of 2015, we recorded non-cash impairment charges of $2.9 million, which comprised a $1.8 million charge related to the Wage Day trade name, a $0.2 million charge related to the customer relationships acquired as part of the Wage Day acquisition, and a $0.9 million non-cash goodwill impairment charge in our United Kingdom reporting segment.

Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future events or circumstances which could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could have an adverse effect on our results of operations and financial condition. Due to the current economic environment and the uncertainties regarding the impact that future economic consequences will have on our reporting units, there can be no assurance that our estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins for certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment will occur, and if it does occur, whether such charge would be material.

Our lending business is somewhat seasonal, which causes our revenues to fluctuate and may adversely affect our ability to service our debt obligations.

Our U.S. lending business typically experiences reduced demand in the first quarter as a result of our customers’ receipt of tax refund checks. Demand for our U.S. lending services is generally greatest during the fourth quarter. This seasonality requires us to manage our cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations and financial condition during those periods.

Our lending businesses in Canada and the United Kingdom are somewhat seasonal, although to a lesser extent than our U.S. lending business. We typically experience our highest demand in Canada in the third and fourth calendar quarters with lower demand in the first quarter; however, the reduction in volume relating to tax refunds is not as prevalent as in the United States. If our consolidated revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results and our ability to service our debt obligations could be adversely affected.

Changes in tax laws could adversely affect our business.

On December 22, 2017, the U.S. President signed into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the TCJA”). The TCJA includes numerous changes in tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect for taxable years beginning on or after January 1, 2018, and a territorial international tax system which significantly alters the U.S. federal income tax consequences related to foreign subsidiary income. We continue to examine the impact the TCJA may have on our operations. However, the impact of the TCJA is uncertain and is subject to ongoing guidance and interpretation. See Note 13, “Income Taxes” of our Notes to Consolidated Financial Statements included in this Annual Report.

Adverse real estate market conditions or zoning restrictions may result in increased operating costs or a reduction in new store development, which could impact our profitability and growth plans.

We lease all of our store locations. An increase in lease costs, property taxes or maintenance costs for lease renewals or new store locations could result in increased operating costs for these locations, thereby negatively impacting the stores’ operating margins.

A recent trend among some municipalities in the United States and in Canada has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of payday lending stores that can operate in an area or require certain distance requirements between competitors, residential areas or highways. These restrictions may make it more difficult to find suitable location for future expansion, thereby negatively impacting our growth plans.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the Internet could harm our business.

The business of providing products and services such as ours over the Internet is dynamic and relatively new. We must keep pace with rapid technological change, consumer use habits, Internet security risks, risks of system failure or inadequacy and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers from adopting or continuing to use the Internet as a medium of commerce. In countries such as the United States and the United Kingdom, where e-commerce generally has been available for some time and the level of market penetration of our online financial services is relatively high, acquiring new customers for our services may be more difficult and costly than it has been in the past. In order to expand our customer base, we must appeal to and acquire consumers who historically have used traditional means of commerce to conduct their financial services transactions. If these consumers prove to be less profitable than our previous customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Competition in the financial services industry could cause us to lose market share and revenues.

The industry in which we operate is highly fragmented. While we believe the market for U.S. storefronts is mature, it is likely that competition for market share will intensify. We believe the Canadian market is less saturated, but still experiences significant competition by both large, well-financed operators as well as significant numbers of smaller competitors. We believe that online lending in the United Kingdom is more widely accepted among consumers than in either the United States or in Canada, and that customers are more likely to transact business via the internet and using mobile phones. Across all geographies, we see a growing number of sophisticated online-based lenders. Increased competition in any of the geographies in which we operate could lead to consolidation in our industry. If our competitors get stronger through consolidation, and we are unable to identify attractive consolidation opportunities, we could be at a competitive disadvantage and could experience declining market share and revenue. If these events materialize, they could negatively affect our ability to generate sufficient cash flow to fund our operations and service our debt obligations.

In addition to increasing competition among companies that offer traditional consumer loan products, there is a risk of losing market share to new market entrants. Increased competition from secured title loan lenders, pawn lenders and unsecured installment loan lenders could also adversely affect our revenues.

Our growth strategy calls for opening additional stores in the United States and Canada, and to expand our online presence in each of those geographies. If our competitors aggressively pursue store expansion, competition for store sites could result in our failing to open our planned number of stores, or increase our costs to secure additional sites, both of which could result in slower growth and diminished operating performance. Increased competition in our online business could result in higher advertising and marketing costs to attract and retain customers, leading to lower margins.

The international scope of our operations leads to increased cost and complexity, which could negatively impact our operations.

The international nature of our operations has increased the complexity of managing our business. This has led to enhanced administrative burdens related to regulatory compliance, tax compliance, labor controls and other federal, state, provincial and local requirements. Additional resources, both internal and external, have been added to comply with these increasing requirements, resulting in an increase in our corporate costs. In addition, it remains to be seen what impact the recent vote by the United Kingdom to leave the European Union will have on the U.K. economy and our U.K. operations. Future changes to laws or regulations may result in further cost increases, thereby negatively impacting our profitability.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.

Our services and operations are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers.

We rely on trademark protection to distinguish our products from the products of our competitors.

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered various trademarks, including “The Money Box,” “Speedy Cash®,” “OPT+SM” and “Rapid Cash,” in the United States and/or Canada, and are in the process of registering other trademarks in those jurisdictions. We registered the "Juo Loans" trademark in the United Kingdom and at the European Union level. For trademarks we use that are not registered, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at other financial technology companies, including our competitors or potential competitors, and we may hire employees in the future that are so employed. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. If any of these technologies or features are important to our products, this could prevent us from selling those products and could have a material adverse effect on our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and divert the attention of management.

Risks Relating to Owning Our Common Stock

An active trading market for our common stock may not develop and the market price for our common stock may decline.

We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market, or how liquid that market may become. An active trading market for our common stock may never develop or be sustained, which could adversely impact your ability to sell your shares and could depress the market price of your shares. Consequently, you may be unable to sell your shares of our common stock at prices equal to or greater than the price you paid for them. We cannot predict the prices at which our common stock will trade.

The market price of our common stock is likely to be volatile and could decline, resulting in a substantial loss of your investment.

The stock market in general has been highly volatile. As a result, the market price and trading volume for our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our level of success in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival or departure of members of senior management or other key personnel;

•	the number of shares to be publicly traded;

•	sales of common stock by us, our investors or members of our management team;

•	factors affecting the industry in which we operate, including competition, innovation, regulation, the economy and other factors; and

•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failures, cyber-attacks, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our common stock and may prevent you from being able to sell your shares at or above the price you paid for them.

Following periods of volatility in the market price of a company’s securities, stockholders often file securities class action lawsuits against such company. Our involvement in a class action lawsuit could be costly to defend and divert our senior management’s attention and, if adversely determined, could involve substantial damages.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Our common stock does not currently have and may never obtain research coverage by securities and industry analysts. If there is no coverage of us by securities or industry analysts, the trading price for our shares could be negatively impacted. In the event we obtain securities or industry analyst coverage and one or more of these analysts downgrades our shares or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation (including Chief Executive Officer pay ratio disclosure) in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, until we cease to be an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are at least $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among other things, the market value of our common equity securities held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt securities during the preceding three-year period.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on one or more of the exemptions described above. If investors find our common stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We have historically operated as a private company and have not been subject to the same financial and other reporting and corporate governance requirements as a public company. We are now required to file annual, quarterly and other reports with the SEC and will need to prepare and timely file financial statements that comply with SEC reporting requirements. We will also be subject to other reporting and corporate governance requirements under the listing standards of The New York Stock Exchange, or NYSE, and the Sarbanes-Oxley Act, which will impose significant compliance costs and obligations upon us. The changes necessitated by becoming a public company will require a significant commitment of additional resources and management oversight, which will increase our operating costs. These changes will also place significant additional demands on our finance and accounting staff, which may not have prior public company experience or experience working for a newly public company, and on our financial accounting and information systems, and we may need to, in the future, hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we will be required, among other things, to:

•	prepare and file periodic reports, and distribute other stockholder communications, in compliance with the federal securities laws and the NYSE rules;

•	define and expand the roles and the duties of our board of directors and its committees and adopt a set of corporate governance guidelines;

•
maintain a majority independent board of directors and fully independent audit, compensation and nominating and corporate governance committees, in compliance with the federal securities laws and the NYSE rules;

•	institute more comprehensive compliance, investor relations and internal audit functions; and

•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and PCAOB.

In particular, the Sarbanes-Oxley Act will require us to maintain disclosure controls and procedures and report on their effectiveness, and to maintain and document our internal control over financial reporting document and test their effectiveness in accordance with an established internal control framework, and, after our first Annual Report, to report on our conclusions as to the effectiveness of our internal controls. Likewise, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As described in the previous risk factor, we expect to qualify as an emerging growth company and could potentially qualify as an emerging growth company until December 31, 2022. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or in remediating any weaknesses discovered in the internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, or require us to restate our financial statements from prior periods. Any of these could lead investors to lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

We may not pay regular cash dividends on our common stock and, consequently, your ability to achieve a return on your investment may depend on appreciation in the price of our common stock.

Any decision to declare and pay dividends will be dependent on a variety of factors, including earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. The terms of our indebtedness limit the ability of CFTC to pay dividends to CURO Group Holdings Corp., which would be necessary for us to pay dividends on our common stock. As a result, you should not rely on an investment in our common stock to provide dividend income and the success of an investment in our common stock may depend upon an appreciation in its value.

Future offerings of debt or equity securities may rank senior to our common stock and may result in dilution of your investment.

If we decide to issue debt securities in the future, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. We may also issue preferred equity, which will have superior rights relative to our common stock, including with respect to voting and liquidation.

Furthermore, if we raise additional capital by issuing new convertible or equity securities at a lower price than the initial public offering price, your interest will be diluted. This may result in the loss of all or a portion of your investment. If our future access to public markets is limited or our performance decreases, we may need to carry out a private placement or public offering of our common stock at a lower price than the initial public offering price.

Because our decision to issue debt, preferred or other equity or equity-linked securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their shareholdings in us.

The market price of our common stock could be negatively affected by future sales of our common stock.

If we or our existing stockholders, our directors, their affiliates, or our executive officers, sell, or are perceived as intending to sell, a substantial number of our common stock in the public market, the market price of our common stock could decrease significantly.

We, our executive officers and directors and certain of our significant stockholders have agreed with the underwriters not to dispose of or hedge any of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock during the period from the date of filing our prospectus continuing through the date that is 180 days after the date of the prospectus filing, except with the prior written consent of Credit Suisse Securities (USA) LLC and Jefferies LLC.

These shares of common stock will be freely tradable (subject to certain current public information requirements) after the expiration date of the lock-up agreements, excluding any acquired or held by persons who may be deemed to be our “affiliates” as defined in Rule 144 under the Securities Act, which will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. At any time following our IPO, subject, however, to the 180-day lock-up agreement entered into with the underwriters, the holders of 33,862,572 shares of our common stock are entitled to require that we register their shares under the Securities Act for resale into the public markets. All shares sold pursuant to an offering covered by such registration statement would be freely transferable.

On December 8, 2017, we filed a registration statement on Form S-8 under the Securities Act registering 9,477,480 shares of our common stock reserved for future issuance under our equity incentive plans. Refer to Note 12 - "Shared-Based Compensation" and Note 21 - "Benefit Plans" for additional information concerning our equity incentive plans.

Provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. Among other things, these provisions:

•	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that our board of directors is expressly authorized to amend or repeal any provision of our bylaws;

•	restrict the forum for certain litigation against us to Delaware;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

•	establish a classified board of directors with three staggered classes of directors, where directors may only be removed for cause (unless we de-classify our board of directors);

•	require that actions to be taken by our stockholders be taken only at an annual or special meeting of our stockholders, and not by written consent; and

•	establish certain limitations on convening special stockholder meetings.

These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers or investors aiming to effect changes in management to negotiate with our board of directors and by providing our board of directors with more time to assess any proposal. However, such anti-takeover provisions could also depress the price of our common stock by acting to delay or prevent a change in control of us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits.

The FFL Holders and Founder Holders will together own more than 50% of our common stock, and their interests may conflict with ours or yours in the future.

Investment funds associated with the FFL Holders and the Founder Holders beneficially owned approximately 28.67% and 44.81% of our common stock, respectively, as of December 31, 2017, or approximately 28.06% and 43.86%, respectively, after the underwriters exercised in full on January 5, 2018 their option to purchase additional shares. As a result, the FFL Holders and the Founder Holders collectively have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the FFL Holders together with Founder Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the FFL Holders together with the Founder Holders could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

The FFL Holders and the Founder Holders have entered into the Amended and Restated Investor Rights Agreement. See Note 15 - “Stockholders' Equity" to our Consolidated Financial Statements in this Annual Report for additional information on the Investor Rights Agreement.

The FFL Holders and their affiliated funds are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Risks Relating to the Regulation of Our Industry
The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations.

The CFPB adopted a new rule applicable to payday vehicle title, and certain high-cost installment loans in November 2017, which we refer to as the CFPB Rule, with most provisions becoming effective 21 months after this CFPB Rule is published in the Federal Register (August 2019). See “Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rule” in Item 1. "Business" for additional information on the CFPB Rule.

This CFPB Rule establishes ability-to-repay, or ATR, requirements for “covered short-term loans,” such as our single-payment loans, and for “covered longer-term balloon-payment loans,” such as our revolving lines of credit, as currently structured. It establishes “penalty fee prevention” provisions that will apply to all of our loans, including our covered short-term loans, covered longer-term balloon-payment loans and our installment loans, which are “covered longer-term loans” under the CFPB Rule.

Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule. While there are certain coverage exceptions—for example, an exception for typical pawn loans—they do not apply to our loans.
The ATR provisions of the CFPB Rule apply to covered short-term loans and covered longer-term balloon-payment loans but not to covered longer term loans. Under these provisions, to make a covered short-term loan or a covered longer-term balloon-payment loan, a lender has two options.

•
A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations.

•
A “principal-payoff option,” under which the lender may make up to three sequential loans, without engaging in an ATR analysis. The first of these so-called Section 1041.6 Loans in any sequence of Section 1041.6 Loans without a 30-day cooling off period between them is limited to $500, the second is limited to two-thirds of the first and the third is limited to one-third of the first. A lender may not use this option if (1) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon-payment loan that is not a Section 1041.6 Loan, or (2) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

We believe that conducting a comprehensive ATR analysis will be costly and that many of our short-term borrowers will not be able to pass a full payment test. Accordingly, we expect that the full payment test option will have little if any utility for us. The option to make Section 1041.6 Loans using the principal-payoff option may be more viable but the restrictions on these loans under the CFPB Rule will significantly reduce the permitted borrowings by individual consumers. There can be no assurance the ATR provisions will not have an adverse impact on individual customers' ability to borrow and our business.
The CFPB Rule’s penalty fee prevention provisions, which will apply to all covered loans, may have a greater impact on our operations than the ATR provisions of the CFPB Rule. Under these provisions, if two consecutive attempts to collect money from a particular account of the borrower are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until it provides notice of the unsuccessful attempts to the borrower and obtains from the borrower a new and specific authorization for additional payment transfers. Obtaining such authorization will be costly and in many cases not possible.
Additionally, the penalty fee prevention provisions will require the lender generally to give the consumer at least three business days advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. These requirements will necessitate revisions to our payment, customer notification, and compliance systems and create delays in initiating automated collection attempts where payments we initiate are initially unsuccessful.
In short, if and when the CFPB Rule goes into effect, the penalty fee prevention provisions will require substantial modifications in our current practices. These modifications would increase costs and reduce revenues. Accordingly, this aspect of the CFPB Rule could have a substantial adverse impact on our results of operations. However, as of the date hereof, these provisions will not become effective before August 2019, and the CFPB Rule remains subject to potential override by disapproval under the Congressional Review Act. Moreover, the current acting director could suspend, delay, modify or withdraw the CFPB Rule. Further, we expect that important elements of the CFPB Rule will be subject to legal attack, including application of the penalty fee provisions to card payments (where issuing banks do not charge penalty fees on declined transactions). Thus, it is impossible to predict whether and when the CFPB Rule (and the penalty fee provisions) will go into effect and, if so, whether and how it (and they) might be modified. While we will make every effort to be in compliance with the new CFPB

Rule by August 2019, we make no assurances that we will be fully compliant by the time the rule becomes effective. See “Business-U.S. Regulations-U.S. Federal Regulations-CFPB Rule.”

Our industry is strictly regulated everywhere we operate, and these regulations could have an adverse effect on our business and results of operations.

We are subject to substantial regulation everywhere we operate. In the United States and Canada, our business is subject to a variety of statutes and regulations enacted by government entities at the federal, state or provincial, and municipal levels. In the United Kingdom, we are subject to statutes and regulations enacted by the U.K. government, as well as directly applicable European Union legislation. These regulations affect our business in many ways, and include regulations relating to:

•	the amount we may charge in interest rates and fees;

•
the terms of our loans (such as maximum and minimum durations), repayment requirements and limitations, number and frequency of loans, maximum loan amounts, renewals and extensions, required repayment plans and reporting and use of state-wide databases;

•	underwriting requirements;

•	collection and servicing activity, including initiation of payments from consumer accounts;

•	the establishment and operation of credit services organizations or credit access businesses, which we refer to as CSOs and CABs in this Annual Report;

•	licensing, reporting and document retention;

•	unfair, deceptive and abusive acts and practices;

•	non-discrimination requirements;

•	disclosures, notices, advertising and marketing;

•	loans to members of the military and their dependents;

•	requirements governing electronic payments, transactions, signatures and disclosures;

•	check cashing;

•	money transmission;

•	currency and suspicious activity recording and reporting;

•	privacy and use of personally identifiable information and consumer data, including credit reports;

•	anti-money laundering and counter-terrorist financing requirements, including currency and suspicious transaction recording and reporting;

•	posting of fees and charges; and

•
repossession practices in certain jurisdictions where we operate as a title lender, including requirements regarding notices and prompt remittance of excess proceeds for the sale of repossessed automobiles.

We provide a more detailed description of the regulations to which we are subject and the regulatory environment in the jurisdictions in which we operate under “Regulatory Environment and Compliance.”

These regulations affect our business in many ways, including affecting the loans and other products we can offer, the prices we can charge, the other terms of our loans and other products, the customers to whom we are allowed to lend, how we obtain our customers, how we communicate with our customers, how we pursue repayment of our loans, and many others. Consequently, these restrictions adversely affect our loan volume, revenues, delinquencies and other aspects of our business, including our results of operations.

If we fail to adhere to applicable laws and regulations, we could be subject to fines, civil penalties and other relief that could adversely affect our business and results of operations.
The governmental entities that regulate our business have the ability to sanction us and obtain redress for violations of these regulations, either directly or through civil actions, in a variety of different ways, including:

•	ordering remedial or corrective actions, including changes to compliance systems, product terms, and other business operations;

•	imposing fines or other monetary penalties, including for substantial amounts;

•	ordering the payment of restitution, damages or other amounts to customers, including multiples of the amounts charged;

•	disgorgement of revenue or profit from certain activities;

•	imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;

•	subjecting our operations to additional regulatory examinations during a remediation period;

•	changes to our U.K. business practices in response to the requirements of the Financial Conduct Authority;

•	revocation of licenses to operate in a particular jurisdiction;

•	ordering the closure of one or more stores; and

•	other consequences.

Many of the government entities that regulate us have the authority to examine us on a regular basis to determine whether we are complying with applicable laws and regulations and to identify and sanction non-compliance. In the United States, the Consumer Financial Protection Bureau, or CFPB, conducts examinations of our business, which include inspecting our books and records and inquiring about our business practices and policies, such as our marketing practices, loan application and origination practices, electronic payment practices, collection practices, and our supervision of our third-party service providers. The CFPB commenced its first examination of us in 2014 and issued its final report of examination in September 2015. The 2014 examination had no material impact on our financial condition or results of operations. The CFPB commenced its second examination of us in February 2017, and completed the related field work in June 2017. The scope of the 2017 examination included a review of our our Compliance Management System, our substantive compliance with applicable federal laws, and matters requiring attention. The 2017 examination had no material impact on our financial condition or results of operations, and we received the final CFPB Examination Report in February 2018.
During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans. As a result, we have decided to reimburse those fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (i) claims from potentially affected borrowers stating that they were in fact confused by our practices and (ii) bank statements from such borrowers showing they incurred these fees at a time that they might reasonably have been confused about our practices. Based on the terms of the reimbursement offer we we are currently considering, we have recorded a $2.0 million liability for this matter as of December 31, 2017. However, if we decide or are forced to modify the terms of the offer-for example, to eliminate or modify caps on per-borrower refunds or to make refunds to a larger universe of borrowers-the refund offer could have a greater impact than we currently anticipate.
We are subject to these types of examinations and audits on an ongoing basis from federal, state and provincial regulators. These examinations and audits increase the likelihood that any failure to comply (or perceived failure to comply) with applicable laws and regulations will be identified and sanctioned.
If we fail to comply with federal, state, provincial or local laws and regulations, or if supervisory or enforcement authorities believe we have failed to comply, we could suffer any of the actions listed above, including fines, penalties, consumer redress, disgorgement of profits, adverse changes to our business and being forced to cease operations in applicable jurisdictions. Any of these could have a material adverse effect on our business and results of operations. Our compliance with applicable laws and regulations could also be challenged in class action lawsuits that could adversely affect our business and results of operations.
In addition to the anticipated refund offer, at least in part to meet CFPB expectations, we have made in recent years, and are continuing to make, certain enhancements to our compliance procedures and consumer disclosures. For example, we are in the process of evaluating our payment practices. Even in advance of the effective date of the CFPB Rule (and even if the CFPB Rule does not become effective), it is possible that we will make changes to these practices in a manner that will increase costs and/or reduce revenues.
The regulations to which we are subject change from time to time, and future changes, including some that have been proposed, could restrict us in ways that adversely affect our business and results of operations.
The laws and regulations to which we are subject change from time to time, and there has been a general increase in the volume and burden of laws and regulations that apply to us in the jurisdictions in which we operate, at the federal, state, provincial and municipal levels. We describe certain proposed laws and regulations that could apply to our business in greater detail under “Business” elsewhere in this Annual Report.
At the U.S. federal level for example, in 2017 the CFPB adopted the CFPB Rule and a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the CFPB Anti-Arbitration Rule. Congress overturned the CFPB Anti-Arbitration Rule on October 24, 2017, and the President signed the joint resolution on November 1, 2017 to repeal the rule. Additionally, the CFPB has announced tentative plans to propose rules affecting debt collection, debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending. We, along with others in the short-term consumer loan industry, intend to continue to inform and educate federal, state and local legislators and regulators and to oppose legislative or regulatory actions and ballot initiatives that would prohibit or severely restrict short-term consumer loans. Nevertheless, if changes in law with that effect were taken nationwide or in states in which we have a significant number of stores, such changes could have a material adverse effect on our loan-related activities and revenues.
In Canada, most of the provinces have proposed or enacted legislation or regulations that limit the amount that lenders offering single-pay loans may charge or that limit certain business practices of single-pay lenders. Some provinces have also proposed or enacted legislation or regulations that impose a higher regulatory burden on installment loans or open-end loans that are determined to be “high cost.” In the United Kingdom, Parliament and the applicable regulatory bodies have been expanding laws and regulations applicable to our industry, including proposals that would expand rules of conduct and similar duties of responsibility to certain senior managers and other employees of our businesses and that could change the price cap applicable to certain consumer loans, including the scope of loans subject to the cap. There are also forthcoming regulatory changes due to come into force in 2018 relating to the implementation of new EU data protection and anti-money laundering laws in the United Kingdom, to replace or supplement U.K. legislation in these areas. Compliance with the new regulations is expected to be more onerous than the existing regime.

We expect that the interest in increasing the regulation of our industry will continue. It is possible that the laws and regulations currently proposed, or other future laws and regulations, will be enacted and will adversely affect our pricing, product mix, compliance costs, or other business activities in a way that is detrimental to our results of operations.

Existing or new local regulation of our industry could adversely affect our business and results of operations.

In recent years, a number of local laws have been passed by municipalities that regulate aspects of our business. For example, a number of municipalities have sought to use zoning and occupancy regulations to limit consumer lending storefronts. If additional local laws are passed that affect our business, this could materially restrict our business operations, increase our compliance costs or exacerbate the risks associated with the complexity of our regulatory environment.

Approximately 45 different Texas municipalities have enacted ordinances that regulate aspects of products offered under our credit access business or CAB programs, including loan sizes and repayment terms. The Texas ordinances have forced us to make substantial changes to the loan products we offer and have resulted in litigation initiated by the City of Austin challenging the terms of our modified loan products. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). However, in October 2017 we appealed the County Court's decision. Accordingly, we will not have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.

The regulatory environment in which we operate is very complex, which increases our costs of compliance and the risk that we may fail to comply in ways that adversely affect our business.

The regulatory environment in which we operate is very complex, with applicable regulations being enacted by multiple agencies at each level of government. Accordingly, our regulatory requirements, and consequently, the actions we must take to comply with regulations, vary considerably among the many jurisdictions where we operate. Managing this complex regulatory environment is difficult and requires considerable compliance efforts. It is costly to operate in this environment, and it is possible that our costs of compliance will increase materially over time. This complexity also increases the risks that we will fail to comply with regulations in a way that could have a material adverse effect on our business and results of operations.

Judicial decisions could potentially render our arbitration agreements unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability.
In July 2017, the CFPB issued the CFPB Anti-Arbitration Rule, designed to prohibit the use of mandatory arbitration clauses with class action waivers in agreements for consumer financial services products, effective as to agreements entered into on or after March 19, 2018. However, the Anti-Arbitration Rule was overturned by Congress on October 24, 2017, and the President signed the joint resolution on November 1, 2017 to repeal the rule. Assuming the President consents to the override, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization.
Our use of pre-dispute arbitration provisions will remain dependent on whether courts continue to enforce these provisions. We take the position that the Federal Arbitration Act, or the FAA, requires that arbitration agreements containing class action waivers of the type we use be enforced in accordance with their terms. In the past, a number of courts, including the California and Nevada Supreme Courts, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court in a 5-4 decision in AT&T Mobility v. Concepcion held that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. Our arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued since Concepcion to find reasons to find arbitration agreements unenforceable. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre-dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court, including the replacement of Justice Scalia by Justice Gorsuch, could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase to our costs to litigate and settle customer disputes and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

Current and future legal, class action and administrative proceedings directed towards our industry or us may have a material adverse impact on our results of operations, cash flows and financial condition.

We have been the subject of administrative proceedings and lawsuits in the past, and may be involved in future proceedings, lawsuits or other claims. Other companies in our industry have also been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans. We could be adversely affected by interpretations of state, federal, foreign and provincial laws in those legal and regulatory proceedings, even if we are not a party to those proceedings. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought in the future.

We may incur significant expenses associated with the defense or settlement of current or future lawsuits, the potential exposure for which is uncertain. The adverse resolution of legal or regulatory proceedings, whether by judgment or settlement, could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in particular local, state, provincial or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention from our senior officers and other management personnel that would otherwise be spent on other aspects of our business, and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of proceedings may also result in significant cash payouts, foregoing future revenues and modifications to our operations. Additionally, an adverse judgment or settlement in a lawsuit or regulatory proceeding could in certain circumstances provide a basis for the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition and our ability to service our debt obligations.

Public perception of our business and products as being predatory or abusive could negatively affect our business, results of operations and financial condition.

Certain consumer advocacy groups, politicians, government officials and media organizations promote the view that short-term single-payment loans and other alternative financial services like those we offer are predatory or abusive toward consumers. Widespread adoption of this opinion could potentially have negative consequences for our business, including lawsuits, adverse legislative or regulatory changes, difficulty attracting and retaining qualified employees, decreased demand for our products and services and reluctance or refusal of other parties, such as banks or other electronic payment processors, to transact business with us. These consequences could have a material adverse impact on our business and results of operations.

Material modifications of U.S. laws and regulations and existing trade agreements by the new U.S. presidential administration could adversely affect our business, financial condition and results of operations.

The U.S. presidential administration may initiate significant changes in U.S. laws and regulations and existing international trade agreements, including the North American Free Trade Agreement, and these changes could affect a wide variety of industries and businesses, including those businesses we own and operate. It remains unclear what the new U.S. presidential administration will do, if anything, with respect to existing laws, regulations or trade agreements. If the new presidential administration materially modifies U.S. laws and regulations and international trade agreements this could adversely affect our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we leased 214 stores in the United States and 193 stores in Canada. Our operating lease agreements for the buildings in which we operate expire at various times through 2030, and the majority of the leases have an original term of five years with two, five-year renewal options. Most of the leases have escalation clauses and several also require payment of certain period costs including maintenance, insurance and property taxes. We lease our principal executive offices, which are located in Wichita, Kansas. We also maintain a financial technology office in Chicago, administrative offices in Canada and in the U.K. along with centralized collections facilities in each of the three countries. See Note 19, "Operating Leases" in this Annual Report for additional information on our operating lease agreements with real estate entities that are related to us through common ownership.

ITEM 3. LEGAL PROCEEDINGS
The section below describes material developments in 2017 relating to various administrative proceedings with regulatory authorities and lawsuits involving us or our subsidiaries.

Harrison, et al v. Principal Investments, Inc. et al

During the period relevant to this class action litigation, we pursued in excess of 16,000 claims in the limited actions and jurisdiction court in Clark County, Nevada, seeking payment of loans on which customers had defaulted. We utilized outside counsel to file these debt collection lawsuits. On Scene Mediations, a process serving company, was employed to serve the summons and petitions in the majority of these cases. In an unrelated matter, the principal of On Scene Mediations was convicted of multiple accounts of perjury and filing false affidavits to obtain judgments on behalf of a Las Vegas collection agency. In September 2010, we were sued by four former customers in a proposed class action suit filed in the District Court in Clark County, Nevada. The plaintiffs in this case claimed that they, and others in the proposed class, were not properly served notice of the debt collection lawsuits by us.

On June 7, 2017, the parties reached a settlement in this matter. We have accrued approximately $2.3 million as a result of this settlement as of December 31, 2017. At a hearing before the District Court in Clark County, Nevada, on July 24, 2017 the court granted preliminary approval of the settlement. On October 30, 2017, the court issued final approval of the class settlement.

City of Austin

We were cited on July 5, 2016 by the City of Austin, Texas for alleged violations of the Austin, Texas ordinance addressing products offered by CSOs. The Texas ordinances regulate aspects of products offered under our CAB programs, including loan sizes and repayment terms. We believe that: (1) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (2) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County court reversed the Municipal Court’s decision and remanded the case for further proceedings. We appealed the County Court's decision in October 2017, and the appeal is currently pending. We will not have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.

Other

We are a defendant in certain routine litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, based upon the advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows. For more information, see Note 18 - “Contingent Liabilities” of our Notes to Consolidated Financial Statements. The resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our IPO closed on December 11, 2017, and our common stock began trading on the NYSE on December 7, 2017, under the symbol "CURO." Prior to this date there was no public market for our common stock. The following table sets forth the reported high and low sales prices per share for our common stock on the NYSE.

	High	Low
Fourth Quarter 2017 (from December 7, 2017)	$14.99	$13.50

Dividends

On May 12, 2017, we declared a dividend of $28.0 million, which was paid to our stockholders on May 15, 2017, on August 2, 2017, we declared a dividend of $8.5 million, which was paid to our stockholders on August 11, 2017 and on October 16, 2017, we declared a dividend of $5.5 million, which was paid to our stockholders on October 16, 2017. In connection with issuance of the additional 12.00% Senior Secured Notes on November 2, 2017, we declared a dividend of $140.0 million on November 2, 2017, which was paid to our stockholders on November 2, 2017. We have otherwise not paid regular or special dividends since our inception in 2013. The terms of our indebtedness limit the ability of CFTC to pay dividends to CURO Group Holdings Corp., which would be necessary for us to pay dividends on our common stock.

Any future determinations relating to our dividends and earning retention policies will be made at the discretion of our board of directors, who will review such policies from time to time in light of our earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Holders

As of March 1, 2018, there were 74 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the three years ended December 31, 2017. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and our audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Selected Income Statement Data:
Revenue	$963,633	$828,596	$813,131
Gross Margin	349,237	293,256	238,601
Net income	49,153	65,444	17,769
Adjusted Net Income (2)	79,074	66,411	24,656
Diluted Earnings per Share (1)	$1.25	$1.69	$0.46
Adjusted Diluted Earnings per Share (1)	$2.01	$1.71	$0.63
EBITDA (3)	193,250	191,260	120,006
Adjusted EBITDA (4)	232,215	189,361	130,876
Adjusted EBITDA Margin	24.1%	22.9%	16.1%
Gross Margin Percentage	36.2%	35.4%	29.3%
Weighted Average Shares - diluted (1)	39,277	38,803	38,895
Selected Balance Sheet Data:
Gross Loans Receivable	$432,837	$286,196	$252,180
Less: allowance for loan losses	(69,568)	(39,192)	(32,948)
Loans receivable, net	$363,269	$247,004	$219,232
Total assets	$859,731	$780,798	$666,017
Long-term debt	706,225	477,136	561,675
(1) The per share information has been adjusted to give effect to the 36-for-1 stock split that was effective on December 6, 2017.
(2) Adjusted Net Income is defined as Net income plus or minus certain non-cash or other adjusting items. We provide Adjusted Net Income in this Annual Report because our management finds it is useful in evaluating the performance and underlying operations of our business. We provide a detailed description of Adjusted Net Income and how we use it, including a reconciliation of Net income to Adjusted Net Income, under “Supplemental Non-GAAP Financial Information” below.

(3) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We provide EBITDA in this Annual Report because our management finds it useful in evaluating the performance and underlying operations of our business. We provide a detailed description of EBITDA and how we use it, along with a reconciliation of EBITDA to net income, under “Supplemental Non-GAAP Financial Information” below.

(4) Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, plus or minus certain non-cash or other adjusting items. We provide Adjusted EBITDA in this Annual Report because our management finds it useful in evaluating the performance and underlying operations of our business. We provide a detailed description of Adjusted EBITDA and how we use it, along with a reconciliation of Adjusted EBITDA to net income, under “Supplemental Non-GAAP Financial Information” below.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures” as defined under SEC rules, including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income plus or minus gain (loss) on extinguishment of debt, restructuring and other costs, goodwill and intangible asset impairments, transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of adjustments, on a total and per share basis);

•	EBITDA (earnings before interest, income taxes, depreciation and amortization);

•	Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items); and

•	Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our consolidated financial statements).
We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.
We believe that investors regularly rely on non-GAAP financial measures to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. We believe the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe Adjusted Net Income, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, EBITDA and/or Adjusted EBITDA when reporting their results.
We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Adjusted Net Income, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Rather, these measures should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for, or superior to, U.S. GAAP results. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Description and Reconciliations of Non-GAAP Financial Measures
Adjusted Earnings Measures, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our income or cash flows as reported under U.S. GAAP. These limitations include the following:

•	they do not include our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not include changes in, or cash requirements for our working capital needs;

•	they do not include the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	depreciation and amortization are non-cash expense items reported in our statements of cash flows; and

•	other companies in our industry may calculate these measures differently, limiting their usefulness as comparative measures.
We evaluate our stores based on revenue per store, net charge-offs at each store and EBITDA per store, with consideration given to the length of time a store has been open and its geographic location. We monitor newer stores for their progress to profitability and their rate of revenue growth.
We believe EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report may differ from the computation of similarly-titled measures provided by other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")
The following discussion of financial condition, results of operations, liquidity and capital resources, and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the section titled “Risk Factors” in this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States, Canada and the United Kingdom and are a market leader in our industry based on revenues. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform in our industry that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as the “Curo Platform,” seamlessly integrates loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and over 15 years of loan performance data to efficiently and effectively score our customers’ loan applications. Since 2010, we have extended $14.5 billion in total credit across approximately 38.1 million total loans, and our revenue of $963.6 million in 2017 represents a 24.8% compound annual growth rate, or CAGR, over the same time period.

We operate in the United States under two principal brands, “Speedy Cash” and “Rapid Cash,” and launched our new brand “Avio Credit” in the United States in the second quarter of 2017. In the United Kingdom we operate online as “Wage Day Advance” and "Juo Loans" and, prior to their closure in the third quarter of 2017, our stores were branded “Speedy Cash.” In Canada, our stores are branded “Cash Money” and we offer “LendDirect” installment loans online. As of December 31, 2017, our store network consisted of 407 locations across 14 U.S. states and seven Canadian provinces. As of December 31, 2017, we offered our online services in 27 U.S. states, five Canadian provinces, and the United Kingdom.

Recent Developments

We completed our initial public offering ("IPO") of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds of $81.1 million. In connection with the closing, the underwriters had a 30-day option to purchase up to an additional 1,000,000 shares at the initial public offering price, less the underwriting discount to over-allotments, which they exercised on January 5, 2018, which provided additional net proceeds of $13.0 million.

On February 5, 2018 CURO Financial Technologies Corp. (“CFTC”), a wholly-owned subsidiary of the Company, issued a notice of redemption for $77.5 million of its 12.00% Senior Secured Notes due 2022 (the “Notes,” and the transaction whereby the Notes are partially redeemed, the “Redemption”) that were issued by CFTC. The redemption was completed on March 7, 2018. The redemption price was equal to 112.00% of the principal amount of the Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of redemption. Following the Redemption, $527.5 million of the original outstanding principal amount of the Notes remain outstanding. The Redemption was conducted pursuant to the Indenture governing the Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the Indenture, CFTC used a portion of the cash proceeds from the Company’s initial public offering, completed on December 11, 2017, to redeem such Notes.

Components of Our Results of Operations

Revenue

We offer a variety of loan products including Installment, Open-End and Single-Pay Loans. Revenue in our Consolidated Statements of Income includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Installment Loans are fully amortizing loans with a fixed payment amount due each period during the term of the loan. We record revenue from Installment Loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

Open-End Loans are a revolving line-of-credit with no defined loan term. We record revenue from Open-End Loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

Single-Pay Loans are primarily payday loans. Revenues from Single-Pay loan products are recognized each period on a constant-yield basis ratably over the term of each loan. We defer recognition of unearned fees based on the remaining term of the loan at the end of each reporting period.

We also provide a number of ancillary financial products including check cashing, proprietary reloadable prepaid debit cards (Opt+), money transfer services, gold buying, credit protection insurance in the Canadian market, and retail installment sales.

Provision for Losses
We calculate provision for losses based on evaluation of the historical and expected cumulative net losses inherent in the underlying loan portfolios, by vintage, and several other quantitative and qualitative factors. We apply the resulting loss provision rate to our loan originations to determine the provision for losses. Accordingly, at the time we originate a loan, we recognize a loss on a portion of the loan balance based upon the applicable loss provision rate. We would then recognize any revenue in connection with that loan over the life of the loan, as described above. We may also record additional provision for losses for owned loans in connection with the periodic assessment of the adequacy of the allowance for loan losses.

Q1 2017 Loss Recognition Change
Effective January 1, 2017, we modified the timeframe in which Installment Loans are charged-off and made related refinements to our loss provisioning methodology. Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift from Single-Pay to Installment Loan products and our analysis of payment patterns on early-stage versus late-stage delinquencies, we revised our estimates and now consider Installment Loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Installment Loans and related accrued interest remain in loans receivable, with disclosure of past-due balances, for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.
In the income statement, the provision for losses for Installment Loans is based on assessment of the cumulative net losses inherent in the underlying loan portfolios, by vintage, and several other quantitative and qualitative factors. The resulting loss provision rate is applied to loan originations to determine the provision for losses. In addition to improving estimated collectability and loss recognition for Installment Loans, we also believe these refinements result in a loss provisioning methodology that is better aligned with industry comparisons and practices.
The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2017, which we refer to throughout this Annual Report as the Q1 Loss Recognition Change.
The change affects comparability to prior periods as follows:

•	Gross Combined Loans Receivable—balances in 2017 include Installment Loans that are up to 90 days past-due with related accrued interest, while balances in prior periods do not include these loans.

•	Revenues—for the year ended December 31, 2017, revenues include accrued interest on past-due loan balances, while revenues in prior periods do not include these amounts.

•
Provision for Losses—prospectively, loans charged off on day 91 include accrued interest. Thus, provision rates in 2017 have been adjusted to include both principal and accrued interest. Additionally, because loss provision rates are applied to originations while charge-offs and recoveries are applied to the allowance for loan losses, provisioning is less affected by seasonality for the first quarter income tax refunds in the United States, which increases recoveries of delinquent balances.

For a full discussion of the change, see Note 1, “Summary of Significant Accounting Policies and Nature of Operations” in this Annual Report.

Hurricane Harvey Impact

In a good-faith effort to help our store and online customers in the affected areas of Houston, Corpus Christi and the surrounding areas we waived loan payments that were due during the period from August 25, 2017 to September 8, 2017. This affected approximately 22,500 customers and amounted to approximately $3.0 million in total loan payments. The waived payments and losses on secured installment loans in the market increased our provision for losses by approximately $3.3 million. Property damage to our 18 stores in the affected areas was not material. Our stores in the Texas markets resumed normal operations in September.

Cost of Providing Services

Salaries and Benefits

Salaries and benefits include personnel-related costs for our store operations, including salaries, benefits and bonuses and are driven by the number of employees.

Occupancy

Occupancy and equipment includes rent expense for our leased facilities, as well as depreciation, maintenance, insurance, and utility expense.

Office

Office includes expenses related to software, computer hardware, bank service charges, credit scoring charges and other office supplies.

Other Costs of Providing Services

Our other costs of providing services includes expenses related to operations such as processing fees, collections expense, security expense, taxes, repairs and professional fees.

Advertising

All advertising costs are expensed as incurred. Advertising includes costs associated with attracting, retaining and/or reactivating customers as well as creating awareness for the brands we promote. Creative, web and print design capabilities exist within the Company and are rarely outsourced. The use of third-party agencies is limited to mass-media production and placement. Advertising expense also includes costs for all marketing activities including paid search, advertising on social networking sites, affiliate programs, direct response television, radio air time and direct mail.

Operating Expense

Corporate, District and Other Expenses

Corporate, district and other expenses include costs such as salaries and benefits associated with our corporate and district-level employees, as well as other corporate-related costs such as rent, insurance, professional fees, utilities, travel and entertainment expenses and depreciation expense.

Interest Expense

Interest expense primarily includes interest related to our Notes and our SPV Facility.

Other Expenses

Other (income) and expense includes the foreign currency impact to our intercompany balances, gains or losses on foreign currency exchanges and disposals of fixed assets and other miscellaneous income and expense amounts.

Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

Unsecured and Secured Installment revenue includes interest income, CSO fees, and non-sufficient funds or returned-items fees on late or defaulted payments on past-due loans (to which we refer collectively as “late fees”). Late fees comprise less than one-half of one percent of Installment revenues.
Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes.

Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.

The following table summarizes revenue by product, including CSO fees, for 2017 and 2016:

	Year Ended				Year Ended
	December 31, 2017				December 31, 2016
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$435,745	$19,013	$25,485	$480,243	$318,460	$1,143	$11,110	$330,713
Secured Installment	100,981	—	—	100,981	81,453	—	—	81,453
Open-End	73,308	188	—	73,496	66,945	—	3	66,948
Single-Pay	107,553	147,617	13,624	268,794	117,609	173,779	21,888	313,276
Ancillary	20,142	19,591	386	40,119	22,332	13,155	719	36,206
Total revenue	$737,729	$186,409	$39,495	$963,633	$606,799	$188,077	$33,720	$828,596

For full year 2017, total lending revenue (excluding revenues from ancillary products) grew $131.1 million, or 16.5%, to $923.5 million, compared to the prior year period. Growth was driven predominantly by Unsecured and Secured Installment loan revenue. Unsecured installment loan revenues rose 45.2% on related origination increase of 46.4%. Secured installment revenues increased 24.0% on related origination increase of 33.2%. Single-Pay revenues were affected primarily by regulatory changes in Canada (rate changes in Ontario and British Columbia and product changes in Alberta). U.S. and U.K. Single-Pay revenues also decreased 8.6% and 37.8%, respectively, because of continued mix shift from Single-Pay to Installment and Open-End products. Ancillary revenues increased 10.8% versus the same period a year ago primarily due to insurance revenue in Canada, partially offset by a decrease in check cashing fees. U.K. revenue increased $5.8 million, or 17.1% ($7.8 million or 23.0%, on a constant currency basis).

The following table summarizes revenue by product for 2016 and 2015:

	Year Ended				Year Ended
	December 31, 2016				December 31, 2015
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$318,460	$1,143	$11,110	$330,713	$295,007	$322	$19,054	$314,383
Secured Installment	81,453	—	—	81,453	86,307	—	18	86,325
Open-End	66,945	—	3	66,948	51,304	—	7	51,311
Single-Pay	117,609	173,779	21,888	313,276	116,714	170,852	34,031	321,597
Ancillary	22,332	13,155	719	36,206	24,331	13,686	1,498	39,515
Total revenue	$606,799	$188,077	$33,720	$828,596	$573,663	$184,860	$54,608	$813,131

Total lending revenue (excluding revenues from ancillary products) grew $18.8 million, or 2.4%, compared to the prior year, driven by growth in Installment and Open-End Loans. Unsecured Installment revenues rose 5.2% on related gross combined loan receivables growth of 29.0%, led by 7.9% growth in the United States (primarily in Texas, California and Missouri). U.K. Unsecured Installment revenues declined 41.7% because we discontinued a longer-term Installment Loan product in late 2015 due to regulatory changes. Secured Installment revenues decreased 5.6% mostly driven by competitive pressures in Nevada and Arizona. Open-End revenues grew 30.5% year-over-year primarily because in Kansas and Tennessee we replaced Single-pay products with Open-End products. Single-Pay revenues declined 2.6%. In the United States, the decline was primarily driven by the aforementioned changes in Kansas and Tennessee. Ancillary revenues were down 8.4% year-over-year primarily because secular declines in check usage continue to affect check-cashing revenues and we experienced tighter margins on foreign currency exchange. U.K. revenue comparisons are also affected meaningfully by a weaker pound. On a constant-currency basis, U.K. revenue declined $16.5 million, or 30.2%, compared to the prior year.

Loan Volume and Portfolio Performance Analysis

The following table summarizes Company-owned gross loans receivable, a GAAP balance sheet measure, and reconciles it to gross combined loans receivable, a non-GAAP measure including loans originated by third-party lenders through CSO programs, which are not included in the consolidated financial statements but from which we earn revenue and for which we provide a guarantee to the lender:

	Three Months Ended
(in millions)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Company-owned gross loans receivable	$432.8	$393.4	$350.3	$304.8	$286.2	$244.6	$233.1	$220.7
Gross loans receivable guaranteed by the Company	78.8	71.2	62.1	57.8	68.0	58.7	52.6	45.4
Gross combined loans receivable	$511.6	$464.6	$412.4	$362.6	$354.2	$303.3	$285.7	$266.1

The following table presents gross combined loans receivable by product:

Gross combined loans receivable were $511.6 million and $354.2 million at December 31, 2017 and 2016, respectively. The increase was a result of Installment loan growth from higher originations and the Q1 Loss Recognition Change. For 2017, Installment loans that are up to 90 days past due are included in gross combined loans receivable. Excluding the year-over-year effect of such past-due loans, gross combined loans receivable increased $83.4 million or 23.5% from December 31, 2016 to December 31, 2017.

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable increased from the prior year quarter due to growth in the United States, primarily in Texas and California; growth in Canada, primarily in Alberta; and growth in the United Kingdom. Gross combined Unsecured Installment loan balances (excluding past due loans) grew $49.6 million, or 30.1%, compared to December 31, 2016.

Loss provision rates as a percentage of loan originations (or loss provision rates) for Company Owned loans increased sequentially from 21.1% to 22.1%, reflecting normal seasonal trends and allowance coverage evaluation. Fourth quarter 2017 provision rate was consistent with the prior year provision rate of 22.0%. The effect of of the Q1 Loss Recognition Change, which caused higher provision rates in 2017 was offset by improved underwriting and credit scoring, and seasoning.

Loss provision rates for loans Guaranteed by the Company decreased sequentially from 43.3% to 40.0%. This is primarily due to the impact of Hurricane Harvey relief during the third quarter of 2017 on Texas operations. Fourth quarter 2017 provision rates increased compared to the prior year quarter of 31.1%, primarily due to the Q1 Loss Recognition Change, which caused higher provision rates in 2017, as well as loan performance.

Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable and Unsecured Installment CSO guarantee liability as a percentage of Unsecured Installment gross loans Guaranteed by the Company both declined from the end of the third quarter of 2017. This was a result of realization of the impacts of Hurricane Harvey, seasonal patterns in net charge-offs and evaluation of year-end allowance coverage based on underlying vintage performance. Past-due Unsecured Installment gross loans receivable and Past-due Unsecured Installment gross loans Guaranteed by the Company remained consistent quarter over quarter.

	2017				2016
(dollars in thousands, except average loan amount, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Unsecured Installment loans:
Revenue - Company Owned	$67,800	$61,653	$52,550	$51,206	$39,080
Provision for losses - Company Owned	29,917	29,079	17,845	19,309	24,557
Net revenue - Company Owned	$37,883	$32,574	$34,705	$31,897	$14,523
Net charge-offs - Company Owned	$32,894	$23,858	$18,858	$(4,918)	$18,836
Revenue - Guaranteed by the Company	$69,078	$67,132	$52,599	$58,225	$55,234
Provision for losses - Guaranteed by the Company	32,915	36,212	23,575	19,940	22,364
Net revenue - Guaranteed by the Company	$36,163	$30,920	$29,024	$38,285	$32,870
Net charge-offs - Guaranteed by the Company	$31,898	$34,904	$27,309	$17,088	$21,144
Unsecured Installment gross combined loans receivable:
Company owned	$196,306	$181,831	$156,075	$131,386	$102,090
Guaranteed by the Company (1) (2)	75,156	67,438	58,289	53,978	62,360
Unsecured Installment gross combined loans receivable (1) (2)	$271,462	$249,269	$214,364	$185,364	$164,450
Unsecured Installment Allowance for loan losses (3)	$43,755	$46,938	$41,406	$42,040	$17,775
Unsecured Installment CSO guarantee liability (3)	$17,072	$16,056	$14,748	$18,482	$15,630
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	22.3%	25.8%	26.5%	32.0%	17.4%
Unsecured Installment CSO guarantee liability as a percentage of Unsecured Installment gross loans guaranteed by the Company	22.7%	23.8%	25.3%	34.2%	25.1%

Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable (4)	$44,963	$41,353	$33,534	$28,913	—
Unsecured Installment gross loans guaranteed by the Company (4)	$12,480	$10,462	$8,204	$11,196	—
Past-due Unsecured Installment gross loans receivable -- percentage (2) (4)	22.9%	22.7%	21.5%	22.0%	—
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2) (4)	16.6%	15.5%	14.1%	20.7%	—
Unsecured Installment other information:
Originations - Company owned (5)	$135,284	$137,618	$119,636	$98,691	$111,412
Average loan amount - Company owned	$714	$730	$697	$687	$646
Originations - Guaranteed by the Company (1) (5)	$82,326	$83,680	$68,338	$55,112	$71,858
Average loan amount - Guaranteed by the Company	$526	$526	$485	$482	$478
Unsecured Installment ratios:
Provision as a percentage of originations - Company Owned	22.1%	21.1%	14.9%	19.6%	22.0%
Provision as a percentage of gross loans receivable - Company Owned	15.2%	16.0%	11.4%	14.7%	24.1%
Provision as a percentage of originations - Guaranteed by the Company	40.0%	43.3%	34.5%	36.2%	31.1%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	43.8%	53.7%	40.4%	36.9%	35.9%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.
(4) As part of the Q1 Loan Loss Recognition Change past-due receivables remain on our balance sheet until charged off. In all prior periods loans were written-off when a customer missed a scheduled payment.

(5) We have revised previously-reported origination statistics to conform to current year methodology.

Secured Installment Loans

Secured Installment loan revenue and gross combined loans receivable increased from the prior year due primarily to growth in California and Arizona. Gross combined Secured Installment loan balances (excluding past due loans) increased by $8.5 million, or 12.6%, compared to December 31, 2016, on higher origination volumes. Secured Installment Allowance for loan losses as a percentage of Secured Installment gross loans receivable settled at a more normalized range in the fourth quarter and improved slightly over the same quarter a year ago on underlying vintage performance. The Past-due Secured Installment gross loans receivable rate was consistent sequentially with third quarter.

		2017			2016
(dollars in thousands, except average loan amount, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Secured Installment loans:
Revenue	$27,732	$26,407	$23,173	$23,669	$21,107
Provision for losses	10,051	6,512	4,955	7,436	7,159
Net revenue	$17,681	$19,895	$18,218	$16,233	$13,948
Net charge-offs	$10,802	$11,597	$6,481	$(2,235)	$6,588
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$92,817	$88,730	$80,077	$71,213	$67,738
Secured Installment Allowance for loan losses and CSO guarantee liability(3)	$14,194	$14,945	$20,030	$21,557	$11,885
Secured Installment Allowance for loan losses and CSO guarantee liability as a percentage of Secured Installment gross combined loans receivable	15.3%	16.8%	25.0%	30.3%	17.5%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company (4)	$16,554	$15,265	$12,630	$10,186	—
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (2)(4)	17.8%	17.2%	15.8%	14.3%	—
Secured Installment other information:
Originations (1)(5)	$48,577	$52,526	$45,596	$37,641	$43,803
Average loan amount (1)(5)	$1,303	$1,299	$1,231	$1,326	$1,197
Secured Installment ratios:
Provision as a percentage of originations	20.7%	12.4%	10.9%	19.8%	16.3%
Provision as a percentage of gross combined loans receivable	10.8%	7.3%	6.2%	10.4%	10.6%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.
(4) As part of the Q1 Loan Loss Recognition Change past-due receivables remain on our balance sheet until charged off. In all prior periods loans were written-off when a customer missed a scheduled payment.

(5) We have revised previously-reported origination statistics to conform to current year methodology.

Open-End Loans

Open-End loan balances increased by $17.5 million, or 57.4%, compared to December 31, 2016, from year-over-year growth in Kansas and Tennessee of 21.3% and 24.2%, respectively, the 2017 launch of Open-End in Virginia ($6.2 million in balances at the end of 2017) and conversion in the fourth quarter of 2017 of LendDirect Unsecured Installment loans to Open-End in Canada ($7.2 million in balances at the end of 2017). The provision for losses and Open-End Allowance for loan losses as a percentage of Open-end gross loans receivable decreased due to improved collection trends and portfolio performance for existing markets, seasoning of the Tennessee loan book and the effect on mix of converting LendDirect to Open-End - as with our experience with other products in Canada, the LendDirect Open-End portfolio is expected to perform better relative to U.S. products.

	2017				2016
(dollars in thousands, except average loan amount, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Open-End loans:
Revenue	$21,154	$18,630	$15,805	$17,907	$17,085
Provision for losses	8,334	6,348	4,298	3,265	6,283
Net revenue	$12,820	$12,282	$11,507	$14,642	$10,802
Net charge-offs	$6,799	$5,991	$4,343	$3,876	$6,085
Open-End gross combined loan balances:
Company owned	$47,949	$32,133	$26,771	$25,626	$30,462
Allowance for loan losses	$6,426	$4,880	$4,523	$4,572	$5,179
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	13.4%	15.2%	16.9%	17.8%	17.0%
Open-End other information:
Originations (1)	$20,313	$9,388	$6,646	$5,463	$9,880
Average loan amount (1)	$579	$463	$451	$454	$459
Open-End ratios:
Provision as a percentage of originations	41.0%	67.6%	64.7%	59.8%	63.6%
Provision as a percentage of gross combined loans receivable	17.4%	19.8%	16.1%	12.7%	20.6%
(1) We have revised previously-reported origination statistics to conform to current year methodology.

Single-Pay

Single-Pay revenue, provision and combined loans receivable during the three and twelve months ended December 31, 2017 were affected primarily by regulatory changes in Canada (rate changes in Ontario and British Columbia and product shift from Single-Pay to Installment in Alberta). Single-Pay revenue in the United States also declined compared to the prior year due to the continued shift toward Installment and Open-End products. The improvement in the provision for losses in the fourth quarter of 2017 as compared to the fourth quarter of 2016 was primarily due to a lower proportion of Single-Pay loans in the U.K. where loan loss rates are higher than in the U.S. and Canada.

	2017				2016
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Single-pay loans:
Revenue	$70,868	$70,895	$63,241	$63,790	$77,617
Provision for losses	17,952	20,632	14,289	11,399	19,655
Net revenue	$52,916	$50,263	$48,952	$52,391	$57,962
Net charge-offs	$17,362	$20,515	$13,849	$12,499	$20,468
Single-Pay gross combined loan balances:
Single-Pay gross combined loans receivable (1) (2)	$99,400	$94,476	$91,230	$80,423	$91,579
Single-Pay Allowance for loan losses and CSO guarantee liability(3)	$5,915	$5,342	$5,313	$4,736	$5,775
Single-Pay Allowance for loan losses and CSO guarantee liability as a percentage of Single-Pay gross loans receivable	6.0%	5.7%	5.8%	5.9%	6.4%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.

Results of Operations - CURO Group Consolidated Operations

Condensed Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Consolidated Statements of Income Data:
Revenue	$963,633	$828,596	$135,037	16.3%
Provision for losses	326,226	258,289	67,937	26.3%
Net revenue	637,407	570,307	67,100	11.8%
Advertising costs	52,058	43,921	8,137	18.5%
Non-advertising costs of providing services	236,112	233,130	2,982	1.3%
Total cost of providing services	288,170	277,051	11,119	4.0%
Gross margin	349,237	293,256	55,981	19.1%
Operating (income) expense
Corporate, district and other	154,973	124,274	30,699	24.7%
Interest expense	82,684	64,334	18,350	28.5%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449	#
Restructuring costs	7,393	3,618	3,775	#
Total operating expense	257,508	185,235	72,273	39.0%
Net income before taxes	91,729	108,021	(16,292)	(15.1)%
Provision for income taxes	42,576	42,577	(1)	—%
Net income	$49,153	$65,444	$(16,291)	(24.9)%
# - Variance greater than 100% or not meaningful.

Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Year Ended December 31,
(in thousands except per share data)	2017	2016	Change $	Change %
Net income	$49,153	$65,444	$(16,291)	(24.9)%
Adjustments:
Loss (gain) on extinguishment of debt (1)	12,458	(6,991)
Restructuring costs (2)	7,393	3,618
Legal settlement costs (3)	4,311	—
Transaction-related costs(4)	5,573	329
Share-based cash and non-cash compensation(5)	10,446	1,148
Intangible asset amortization	2,502	3,492
Impact of tax law changes(6)	4,635	—
Cumulative tax effect of adjustments	(17,397)	(629)
Adjusted Net Income	$79,074	$66,411	$12,663	19.1%

Net income	$49,153	$65,444
Diluted Weighted Average Shares Outstanding	39,277	38,803
Diluted Earnings per Share	$1.25	$1.69	$(0.44)	(26.0)%
Per Share impact of adjustments to Net Income	0.76	0.02
Adjusted Diluted Earnings per Share	$2.01	$1.71	$0.30	17.5%

Reconciliation of Net income to EBITDA and Adjusted EBITDA, non-GAAP measures

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Net income	$49,153	$65,444	$(16,291)	(24.9)%
Provision for income taxes	42,576	42,577	$(1)	—%
Interest expense	82,684	64,334	$18,350	28.5%
Depreciation and amortization	18,837	18,905	$(68)	(0.4)%
EBITDA	193,250	191,260	$1,990	1.0%
Loss (gain) on extinguishment of debt (1)	12,458	(6,991)
Restructuring costs (2)	7,393	3,618
Legal settlement costs (3)	4,311	—
Transaction related costs (4)	5,573	329
Share-based cash and non-cash compensation (5)	10,446	1,148
Other adjustments (7)	(1,216)	(3)
Adjusted EBITDA	232,215	189,361	42,854	22.6%
Adjusted EBITDA Margin	24.1%	22.9%
(1) For the year ended December 31, 2017, the $12.5 million loss from extinguishment of debt was due to the redemption of CURO Intermediate Holdings' 10.75% Senior Secured Notes due 2018 and our 12.00% Senior Cash Pay Notes due 2017. For the year ended December 31, 2016, the $7.0 million gain resulted from the purchase of CURO Intermediate Holdings' 10.75% Senior Secured Notes in September 2016.

(2) Restructuring costs of $7.4 million for the year ended December 31, 2017 were due to the closure of the remaining 13 U.K. stores. Restructuring costs of $3.6 million for the year ended December 31, 2016 primarily represented the elimination of certain corporate positions in our Canadian headquarters and the costs incurred related to the closure of six underperforming stores in Texas.

(3) Legal settlements of $4.3 million for the year ended December 31, 2017 includes $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al., and $2.0 million for our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans. See litigation discussion in Note 18 - Contingent Liabilities in the Notes to our Consolidated Financial Statements for further detail.

(4) Transaction-related costs include professional fees paid in connection with certain potential and actual transactions.
(5) We approved the adoption of a share-based compensation plan during 2010 for key members of our senior management team. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period. During the second and third quarters of 2017, option holders were paid a bonus in conjunction with the dividend paid during the respective quarter based on vested options as of the dividend date. The remaining bonus will be paid over the vesting period of the unvested stock options.

(6) As a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, we revalued our deferred tax assets and deferred tax liabilities to reflect expected value at utilization, resulting in a $3.5 million net tax benefit. In addition, in accordance with this law, we recognized an $8.1 million tax expense related to the tax now assessed on unrepatriated earnings from our Canada operations.

(7) Other adjustments include deferred rent and the foreign exchange translation impact of intercompany accounts. Deferred rent represents the non-cash component of rent expense. Rent expense is recognized ratably on a straight-line basis over the lease term.

Revenue and Net Revenue

Revenue increased $135.0 million, or 16.3% to $963.6 million for the year ended December 31, 2017 from $828.6 million for the prior year period. U.S. revenue increased $130.9 million on volume growth, the U.K. increased $5.8 million, and Canada decreased $1.7 million due to regulatory impacts on rates and product mix.

Provision for losses increased $67.9 million, or 26.3% to $326.2 million for the year ended December 31, 2017 from $258.3 million for the prior year because of higher origination volumes and higher loan balances.

Cost of Providing Services

The total cost of providing services increased $11.1 million, or 4.0%, to $288.2 million for the year ended December 31, 2017, compared to $277.1 million for the year ended December 31, 2016, due primarily to 18.5% higher marketing spend as well as increases in occupancy, office and other operating expenses.

Operating Expenses

Corporate, district and other expenses increased $30.7 million primarily due to debt extinguishment costs, share-based cash and non-cash compensation, IPO-related costs and legal settlement costs, as described above in the reconciliation of Net Income to Adjusted Net Income, as well as increases in payroll, collections, office and technology-related costs.

Interest expense in the current year period increased by approximately $18.4 million which was the result of accrued interest on the retired notes through the redemption notice period and increased debt outstanding.

Provision for Income Taxes

The effective tax rate for the year ended December 31, 2017 was 46.4% compared to 39.4% for the prior year. As a result of the Tax Cuts and Jobs Act, the full year effective tax rate includes a net one-time charge of $3.9 million from adjustments to deferred tax assets and liabilities and recognition of tax expense related to Canadian earnings that have not been repatriated. Excluding the impact of the Tax Cuts and Jobs Act, the effective tax rate for full-year 2017 was 41.4%.

The remaining change in the effective tax rate from the prior year was primarily due to U.K. operations. The 2017 U.K. results include $7.4 million of restructuring costs related to the closure of the remaining 13 U. K. stores. We recorded a 100% valuation allowance against the resulting deferred tax asset and therefore did not recognize the related tax benefit.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016 - Segment Analysis

We report financial results for three reportable segments: the United States, Canada and the United Kingdom. Following is a recap of results of operations for the segment and period indicated:

U.S. Segment Results
	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$737,729	$606,798	$130,931	21.6%
Provision for losses	267,491	207,748	59,743	28.8%
Net revenue	470,238	399,050	71,188	17.8%
Advertising costs	36,148	30,340	5,808	19.1%
Non-advertising costs of providing services	166,875	164,382	2,493	1.5%
Total cost of providing services	203,023	194,722	8,301	4.3%
Gross margin	267,215	204,328	62,887	30.8%
Corporate, district and other	120,803	88,539	32,264	36.4%
Interest expense	82,495	64,276	18,219	28.3%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449	#
Restructuring and other costs	—	1,726	(1,726)	#
Total operating expense	215,756	147,550	68,206	46.2%
Segment operating income	51,459	56,778	(5,319)	(9.4)%
Interest expense	82,495	64,276	18,219	28.3%
Depreciation and amortization	13,643	13,196	447	3.4%
EBITDA	147,597	134,250	13,347	9.9%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449
Restructuring and other costs	—	1,726	(1,726)
Legal settlement cost	4,311	—	4,311
Other adjustments	(110)	128	(238)
Transaction related costs	5,573	329	5,244
Share-based cash and non-cash compensation	10,290	1,148	9,142
Adjusted EBITDA	$180,119	$130,590	$49,529	37.9%
# - Variance greater than 100% or not meaningful.

Full year U.S. revenue grew by $130.9 million, or 21.6%, to $737.7 million. U.S. revenue growth was driven by a $49.4 million, or 18.0%, increase in gross combined loans receivable (excluding past due loans) to $323.6 million at December 31, 2017 compared to $274.2 million in the prior year period. We experienced strong volume growth in Unsecured Installment originations which increased year-over-year $131.9 million, or 27.4%. Secured Installment originations grew $45.9 million, or 33.2%, compared to the same period a year ago.

The increase of $59.7 million or 28.8% in provision for losses was primarily driven by the aforementioned increase in gross combined loans receivable and related origination volumes as well as the Q1 Loss Recognition Change.

U.S. cost of providing services for the year ended December 31, 2017 were $203.0 million, an increase of $8.3 million, or 4.3%, compared to $194.7 million for the year ended December 31, 2016. The increase was due primarily to $5.8 million, or 19.1% higher marketing spend, as well as increases in volume-driven expenses and increases in store security and maintenance costs.

All other U.S. operating expenses were $215.8 million for the year ended December 31, 2017, an increase of $68.2 million, or 46.2%, compared to $147.6 million in the prior year period. Excluding the effects of the items discussed previously in "Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures" applicable to the U.S. as indicated in the Segment table above, Corporate, district and other operating expenses rose $13.6 million, or 15.6%, primarily due to increased technology and analytics headcount.

Canada Segment Results
	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$186,408	$188,078	$(1,670)	(0.9)%
Provision for losses	45,075	39,917	5,158	12.9%
Net revenue	141,333	148,161	(6,828)	(4.6)%
Advertising costs	10,415	8,695	1,720	19.8%
Non-advertising costs of providing services	62,968	60,827	2,141	3.5%
Total cost of providing services	73,383	69,522	3,861	5.6%
Gross margin	67,950	78,639	(10,689)	(13.6)%
Corporate, district and other	16,952	17,174	(222)	(1.3)%
Interest expense	201	85	116	#
Restructuring and other costs	—	898	(898)	#
Total operating expense	17,153	18,157	(1,004)	(5.5)%
Segment operating income	50,797	60,482	(9,685)	(16.0)%
Interest expense	201	85	116	#
Depreciation and amortization	4,546	4,827	(281)	(5.8)%
EBITDA	55,544	65,394	(9,850)	(15.1)%
Restructuring and other costs	—	898	(898)
Share-based cash and non-cash compensation	156	—	156
Other adjustments	(1,071)	(373)	(698)
Adjusted EBITDA	$54,629	$65,919	$(11,290)	(17.1)%
# - Variance greater than 100% or not meaningful.

Revenue in Canada was affected by product transition in Alberta from Single-Pay loans to Unsecured Installment loans and the impact of regulatory rate changes in Ontario and British Columbia.

Non-Alberta Single-Pay revenue decreased $1.1 million, or 0.8% to $146.2 million for 2017 and was affected by lower rates from provincial regulatory changes effective January 1, 2017. The impact of the rate changes was offset by higher origination volumes resulting in a modest increase in related revenue. Single-Pay ending receivables (excluding Alberta) increased $9.1 million, or 20.9%, to $52.6 million from $43.5 million in the prior year period.

Because of regulatory changes in Alberta, we converted Single-Pay customers to Unsecured Installment loans during the first week of December 2016, resulting in $22.7 million of Unsecured Installment loans outstanding at the end of 2016. As of December 31, 2017, $43.7 million of Unsecured Installment and Open-End receivables were outstanding in Alberta.

The provision for losses rose $5.2 million or 12.9% to $45.1 million for full year 2017 compared to $39.9 million in the prior year period. As in the U.S., the increase was due to higher loan origination volume and the shift in Alberta from Single Pay to Unsecured Installment loans.

The cost of providing services in Canada increased $3.9 million, or 5.6%, to $73.4 million for the year ended December 31, 2017, compared to $69.5 million in the prior year period due primarily to an increase in occupancy expense, based on a higher number of stores in operation during 2017 as compared to the prior year, as well as an increase in store maintenance costs and higher marketing spend.

Operating expenses decreased $1.0 million, or 5.5%, to $17.2 million in the year ended December 31, 2017, from $18.2 million in the prior year period, due to the consolidation of certain back-office functions during the third quarter of 2016.

U.K. Segment Results
	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$39,496	$33,720	$5,776	17.1%
Provision for losses	13,660	10,624	3,036	28.6%
Net revenue	25,836	23,096	2,740	11.9%
Advertising costs	5,495	4,886	609	12.5%
Non-advertising costs of providing services	6,269	7,921	(1,652)	(20.9)%
Total cost of providing services	11,764	12,807	(1,043)	(8.1)%
Gross margin	14,072	10,289	3,783	36.8%
Corporate, district and other	17,218	18,561	(1,343)	(7.2)%
Interest income	(12)	(27)	15	(55.6)%
Restructuring and other costs	7,393	994	6,399	#
Total operating expense	24,599	19,528	5,071	26.0%
Segment operating loss	(10,527)	(9,239)	(1,288)	13.9%
Interest income	(12)	(27)	15	(55.6)%
Depreciation and amortization	648	882	(234)	(26.5)%
EBITDA	(9,891)	(8,384)	(1,507)	(18.0)%
Other adjustments	(35)	242	(277)
Restructuring and other costs	7,393	994	6,399
Adjusted EBITDA	$(2,533)	$(7,148)	$4,615	64.6%
# - Variance greater than 100% or not meaningful

U.K. revenue improved $5.8 million, or 17.1%, to $39.5 million for the year ended December 31, 2017 from $33.7 million in the prior year period. On a constant currency basis, revenue was up $7.8 million, or 23.0%. Provision for losses increased $3.0 million, or 28.6%, and increased $3.7 million, or 34.5% on a constant currency basis, due to growth in Installment Loan receivables.

The cost of providing services in the United Kingdom decreased slightly from the prior year period because of third quarter 2017 store closures. On a constant currency basis the cost of providing services decreased $0.4 million, or 3.1%.

Operating expenses increased $5.1 million, or 26.0%, from the prior year period, and on a constant currency basis increased $6.3 million, or 32.4%, due to restructuring costs from closure of the 13 remaining stores during the third quarter of 2017. Excluding the store closure costs, operating expenses decreased $1.3 million, or 7.2%, because of reduced headquarters and contact center headcount and lower professional fees.

Results of Operations - CURO Group Consolidated Operations

Condensed Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Consolidated Statements of Income Data:
Revenue	$828,596	$813,131	$15,465	1.9%
Provision for losses	258,289	281,210	(22,921)	(8.2)%
Net revenue	570,307	531,921	38,386	7.2%
Advertising costs	43,921	65,664	(21,743)	(33.1)%
Non-advertising costs of providing services	233,130	227,656	5,474	2.4%
Total cost of providing services	277,051	293,320	(16,269)	(5.5)%
Gross margin	293,256	238,601	54,655	22.9%
Operating expense
Corporate, district and other	124,274	130,534	(6,260)	(4.8)%
Interest expense	64,334	65,020	(686)	(1.1)%
Gain on extinguishment of debt	(6,991)	—	(6,991)	#
Restructuring costs	3,618	4,291	(673)	(15.7)%
Goodwill and intangible asset impairment	—	2,882	(2,882)	#
Total operating expense	185,235	202,727	(17,492)	(8.6)%
Net income before taxes	108,021	35,874	72,147	#
Provision for income taxes	42,577	18,105	24,472	#
Net income	$65,444	$17,769	$47,675	#
# - Variance greater than 100% or not meaningful.

Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Year Ended December 31,
(in thousands except per share data)	2016	2015	Change $	Change %
Net income	$65,444	$17,769	$47,675	#
Adjustments:
Gain on extinguishment of debt (1)	(6,991)	—
Restructuring costs (2)	3,618	4,291
Goodwill and intangible asset impairment(3)	—	2,882
Transaction-related costs(4)	329	824
Share-based cash and non-cash compensation(5)	1,148	1,271
Intangible asset amortization	3,492	4,645
Cumulative tax effect of adjustments	(629)	(7,026)
Adjusted Net Income	$66,411	$24,656	$41,755	#

Net income	$65,444	$17,769
Diluted Weighted Average Shares Outstanding	38,803	38,895
Diluted Earnings per Share	$1.69	$0.46	$1.23	#
Per Share impact of adjustments to Net Income	$0.02	$0.17
Adjusted Diluted Earnings per Share	$1.71	$0.63	$1.08	#
# - Variance greater than 100% or not meaningful.

Reconciliation of Net income to EBITDA and Adjusted EBITDA , non-GAAP measures

	Year Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Net income	$65,444	$17,769	$47,675	#
Provision for income taxes	42,577	18,105	24,472	#
Interest expense	64,334	65,020	(686)	(1.1)%
Depreciation and amortization	18,905	19,112	(207)	(1.1)%
EBITDA	191,260	120,006	71,254	59.4%
Loss (gain) on extinguishment of debt (1)	(6,991)	—
Restructuring costs (2)	3,618	4,291
Goodwill and intangible asset impairment(3)	—	2,882
Transaction related costs(4)	329	824
Share-based cash and non-cash compensation(5)	1,148	1,271
Other adjustments(6)	(3)	1,602
Adjusted EBITDA	$189,361	$130,876	$58,485	44.7%
Adjusted EBITDA Margin	22.9%	16.1%
# - Variance greater than 100% or not meaningful.
(1) For the year ended December 31, 2016, the $7.0 million gain resulted from the purchase of CURO Intermediate Holdings' 10.75% Senior Secured Notes in September 2016.
(2) Restructuring costs for the year ended December 31, 2016 primarily represented the elimination of certain corporate positions in our Canadian headquarters and the costs incurred related to the closure of six underperforming stores in Texas. Restructuring costs in 2015 represented the expected costs to be incurred related to the closure of ten underperforming stores in the U.K.

(3) Goodwill and intangible asset impairment charges in 2015 include a non-cash goodwill impairment charge of $0.9 million and non-cash impairment charges related to the WageDay trade name intangible asset and customer relationship intangible asset of $1.8 million and $0.2 million, respectively.

(4) Transaction-related costs include professional fees paid in connection with potential transactions.
(5) We approved the adoption of a share-based compensation plan during 2010 for key members of our senior management team. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(6) Other adjustments include deferred rent and the foreign exchange translation impact of intercompany accounts. Deferred rent represents the non-cash component of rent expense. Rent expense is recognized ratably on a straight-line basis over the lease term.

Revenue and Net Revenue

Revenue increased $15.5 million, or 1.9% to $828.6 million for the year ended December 31, 2016 from $813.1 million for the prior year. Volume growth in the United States and revenue growth in Canada driven by de novo store expansion and modest same-store volume growth, were partially offset by a decline in the U.K. revenue due to currency translation impact, product mix and volume changes, as well as the closure of nearly half of the U.K. stores in December 2015. A detailed discussion of results by segment is included in the Segment Analysis below.

Provision for losses decreased by $22.9 million, or 8.2% to $258.3 million for the year ended December 31, 2016 from $281.2 million for the prior year. Improved performance in the United States resulted from continuous refinements and improvements to scoring models, portfolio seasoning, and improve collection efforts. Lower relative customer acquisition spend in 2016 reduced the volume mix attributable to new customers compared to the same period a year ago. In the United Kingdom, loss provisions have improved because of tightened underwriting and seasoning. The increase in the provision for losses in Canada was due to the growth of newer bankline loan products, which have a higher provision rate as a percent of revenue than traditional Canadian single-pay products.

Cost of Providing Services

The total cost of providing services decreased $16.3 million, or 5.5%, to $277.1 million for the year ended December 31, 2016, compared to $293.3 million in the prior year primarily due to a decline in advertising expense of $21.7 million, or 33.1%, compared to the prior year, as we normalized customer acquisition in 2016 to maintain earning-asset levels but without the elevated levels of new customer investment of 2015. In addition, cost-per-funded loan improved significantly year-over-year so less total spend was necessary to drive similar customer volumes. Salaries and benefits also declined compared to the prior year driven by the closure of ten stores in the United Kingdom in December 2015. These declines were partially offset by an increase in other store operating expense which was attributable to higher collections costs, partially offset by a decline in store maintenance costs associated with store refurbishments that took place in the prior year.

Operating Expenses

Corporate, district and other expenses declined 4.8% in the year ended December 31, 2016 primarily because of U.K. store closures in 2015, a decrease in payroll costs at our U.K. corporate office, and declines in U.K. collections and office expense, as well as the impact of Canadian back-office consolidation during 2016, and the impact of certain intangible assets related to the 2011 Cash Money acquisition which became fully amortized. These declines were partially offset by an increase in U.S. corporate expense from higher payroll costs for additional headcount (primarily analytics and technology) and an increase in variable, performance based compensation, as well as an increase in professional fees and office expense.

Other changes in operating expenses were affected by a pretax gain of $7.0 million related to the discount on the repurchase of $25.1 million of CFTC’s outstanding May 2011 10.75% Senior Secured Notes, as well as $3.6 million of restructuring costs related to the elimination of certain positions, primarily Finance and IT, at our Canadian headquarters, and the closure of seven underperforming The Money Box stores in Texas, and one store in Missouri that we were unable to reopen after it was damaged by a fire, and costs related to the 2015 closure of ten U.K. stores.

Results in 2015 were also impacted by a $2.9 million non-cash goodwill and intangible asset impairment charges, and $4.3 million of costs related to the closure of ten U.K. stores mentioned above. These costs primarily consisted of adjustments to lease obligations associated with these locations.

Provision for Income Taxes

Our effective tax rate for the year ended December 31, 2016 was 39.4% compared to 50.5% for the year ended December 31, 2015. Our recorded income tax expense is affected by our mix of domestic and foreign earnings.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015 - Segment Analysis

We report financial results for three reportable segments: the United States, Canada and the United Kingdom. Following are a recap of results of operations for the segment and period indicated:

U.S. Segment Results
	Year Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Revenue	$606,798	$573,664	$33,134	5.8%
Provision for losses	207,748	222,867	(15,119)	(6.8)%
Net revenue	399,050	350,797	48,253	13.8%
Advertising costs	30,340	42,986	(12,646)	(29.4)%
Non-advertising costs of providing services	164,382	156,183	8,199	5.2%
Total cost of providing services	194,722	199,169	(4,447)	(2.2)%
Gross margin	204,328	151,628	52,700	34.8%
Corporate, district and other	88,539	82,518	6,021	7.3%
Interest expense	64,276	64,910	(634)	(1.0)%
Gain on extinguishment of debt	(6,991)	—	(6,991)	#
Restructuring and other costs	1,726	—	1,726	#
Total operating expense	147,550	147,428	122	0.1%
Segment operating income	56,778	4,200	52,578	#
Interest expense	64,276	64,910	(634)	(1.0)%
Depreciation and amortization	13,196	12,110	1,086	9.0%
EBITDA	134,250	81,220	53,030	65.3%
Gain on extinguishment of debt	(6,991)	—	(6,991)
Restructuring and other costs	1,726	—	1,726
Other adjustments	128	561	(433)
Transaction-related costs	329	824	(495)
Share-based cash and non-cash compensation	1,148	1,271	(123)
Adjusted EBITDA	$130,590	$83,876	$46,714	55.7%
# - Variance greater than 100% or not meaningful.

Total revenue for our U.S. operations was $606.8 million for 2016, an increase of $33.1 million, or 5.8%, compared to the prior year. Revenue growth was driven by our online channel.

Gross margin for our U.S. operations for 2016 was $204.3 million, an increase of $52.7 million, or 34.8%, compared to the prior year. Gross margin as a percent of revenue improved to 33.7%, compared to 26.4% in the prior year from improvement in the provision for losses due to relative new customer mix and growth, related portfolio seasoning, and improved credit scoring and collection trends; as well as a $12.6 million decrease in advertising expense.

Operating expenses in the United States were flat with the prior year. An increase in corporate expense from higher payroll costs for additional headcount (primarily analytics and technology), an increase in variable, performance-based compensation, as well as an increase in professional fees and office expense, was more than offset by a $7.0 million gain on the extinguishment of $25.1 million of CFTC’s May 2011 10.75% Senior Secured Notes.

Canada Segment Results
	Year Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Revenue	$188,078	$184,859	$3,219	1.7%
Provision for losses	39,917	37,317	2,600	7.0%
Net revenue	148,161	147,542	619	0.4%
Advertising costs	8,695	11,854	(3,159)	(26.6)%
Non-advertising costs of providing services	60,827	58,219	2,608	4.5%
Total cost of providing services	69,522	70,073	(551)	(0.8)%
Gross margin	78,639	77,469	1,170	1.5%
Corporate, district and other	17,174	21,112	(3,938)	(18.7)%
Interest expense	85	149	(64)	(43.0)%
Restructuring and other costs	898	—	898	#
Total operating expense	18,157	21,261	(3,104)	(14.6)%
Segment operating income	60,482	56,208	4,274	7.6%
Interest expense	85	149	(64)	(43.0)%
Depreciation and amortization	4,827	5,203	(376)	(7.2)%
EBITDA	65,394	61,560	3,834	6.2%
Restructuring and other costs	898	—	898
Other adjustments	(373)	1,214	(1,587)
Adjusted EBITDA	$65,919	$62,774	$3,145	5.0%
# - Variance greater than 100% or not meaningful.

Total revenue for our Canadian operations was $188.1 million for 2016, an increase of $3.2 million, or 1.7%, compared to the prior year. Growth in Canada was driven by our de novo store expansion and modest same-store volume growth in Ontario, Nova Scotia, British Columbia and Saskatchewan, which offset a $3.8 million, or 11.8%, decline in Alberta due to the statutory rate change.

The gross margin for our Canadian operations for 2016 was $78.6 million, an increase of $1.2 million, or 1.5%, compared to the prior year. Gross margin as a percent of revenue declined slightly in the current year to 41.8% from 41.9% for the prior year.

Operating expenses in Canada decreased $3.1 million, or 14.6%, from the prior year due primarily to the net impact of the elimination of 35 corporate positions in our Canadian headquarters (primarily finance and technology). Amortization expense also declined as certain intangible assets related to the 2011 Cash Money acquisition became fully amortized.

U.K. Segment Results
	Year Ended December 31,
(dollars in thousands)	2016	2015	Change $	Change %
Revenue	$33,720	$54,608	$(20,888)	(38.3)%
Provision for losses	10,624	21,026	(10,402)	(49.5)%
Net revenue	23,096	33,582	(10,486)	(31.2)%
Advertising costs	4,886	10,824	(5,938)	(54.9)%
Non-advertising costs of providing services	7,921	13,254	(5,333)	(40.2)%
Total cost of providing services	12,807	24,078	(11,271)	(46.8)%
Gross margin	10,289	9,504	785	8.3%
Corporate, district and other	18,561	26,904	(8,343)	(31.0)%
Interest income	(27)	(39)	12	30.8%
Goodwill and impairment charges	—	2,882	(2,882)	#
Restructuring and other costs	994	4,291	(3,297)	76.8%
Total operating expense	19,528	34,038	(14,510)	42.6%
Segment operating loss	(9,239)	(24,534)	15,295	62.3%
Interest income	(27)	(39)	12	(30.8)%
Depreciation and amortization	882	1,799	(917)	(51.0)%
EBITDA	(8,384)	(22,774)	14,390	63.2%
Other adjustments	242	(173)	415
Goodwill and impairment charges	—	2,882	(2,882)
Restructuring and other costs	994	4,291	(3,297)
Adjusted EBITDA	$(7,148)	$(15,774)	$8,626	54.7%
# - Variance greater than 100% or not meaningful

Total revenue in the United Kingdom was $33.7 million for 2016, a decrease of $20.9 million, or 38.3%. The decline in the British Pound Sterling from an average exchange rate of $1.5282 for the year ended December 31, 2015 to an average exchange rate of $1.3552 for the year ended December 31, 2016, had a negative impact on our consolidated results. On a constant currency basis, revenue in the United Kingdom decreased $16.5 million, or 30.2%, compared to the prior year. Revenue declined in the United Kingdom because of product mix and volume changes, as well as the closure of nearly half of the U.K. stores in December 2015.

The gross margin for our U.K. operations for 2016 was $10.3 million, an increase of $0.8 million, or 8.3%, compared to the prior year. Gross margin as a percent of revenue improved to 30.5% compared to 17.4% in the prior year. Improvement in the provision for losses, lower advertising expense, and the impact of the closure of the ten stores to occupancy and salaries and benefits expense all contributed to gross margin improvement.

Store count

As of December 31, 2017, we had 407 stores in 14 U.S. states and seven provinces in Canada, which included the following:

•
214 U.S. locations: Texas (91), California (36), Nevada (18), Arizona (13), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2), and Mississippi (2)

•	193 Canadian locations: Ontario (124), Alberta (27), British Columbia (26), Saskatchewan (6), Nova Scotia (5), Manitoba (4), and New Brunswick (1)

Online: We lend online in 27 states in the U.S., five provinces in Canada, and in England, Wales, Scotland and Northern Ireland in the United Kingdom.

From January 1, 2016 through December 31, 2017 we opened 11 stores: one store in the United States and 10 in Canada. During the same period we closed 24 stores: eight stores in Texas that were primarily underperforming former Money Box stores, one store in Missouri that we were unable to reopen due to fire damage, one store in Canada due to a lease that was not renewed, and the remaining 13 store locations in the United Kingdom as part of an overall plan to reduce operating losses in the wake of ongoing regulatory and market changes in the United Kingdom.

Store counts as of date are depicted below.

	U.S.	Canada	U.K.	Total
January 1, 2016 store count	223	184	13	420
De novo store openings	1	7	—	8
Closed stores	(8)	—	—	(8)
December 31, 2016 store count	216	191	13	420
De novo store openings	—	3	—	3
Closed stores	(2)	(1)	(13)	(16)
December 31, 2017 store count	214	193	—	407

Currency Information

We operate in the United States, Canada and the U.K. and report our consolidated results in U.S. dollars.

Changes in our reported revenues and net income include the effect of changes in currency exchange rates. All balance sheet accounts are translated into U.S. dollars at the currency exchange rate in effect at the end of each period. The income statement is translated at the average rates of exchange for the period. Currency translation adjustments are recorded as a component of Accumulated Other Comprehensive Income in stockholders’ equity.

Constant Currency Analysis

We have operations in the U.S., Canada, and the U.K. For the years ended December 31, 2017 and 2016, approximately 23.4% and 26.8%, respectively, of our revenues were originated in foreign currencies. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the respective currencies.

Years Ended December 31, 2017 and 2016

	Average Exchange Rates Year Ended December 31,		Change
	2017	2016	$	%
Canadian Dollar	$0.7710	$0.7551	$0.0159	2.1%
British Pound Sterling	$1.2884	$1.3552	($0.0668)	(4.9)%

Years Ended December 31, 2016 and 2015

	Average Exchange Rates Year Ended December 31,		Change
	2016	2015	$	%
Canadian Dollar	$0.7551	$0.7832	($0.0281)	(3.6)%
British Pound Sterling	$1.3552	$1.5282	($0.1730)	(11.3)%

As additional information, we have provided a constant currency analysis below to remove the impact of the fluctuation in foreign exchange rates and utilize constant currency results in our analysis of segment performance. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

The revenues and gross margin below for the year ended December 31, 2017 were calculated using the actual average exchange rate for the year ended December 31, 2016.

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	$	%
Revenues – constant currency basis:
Canada	$182,295	$188,078	$(5,783)	(3.1)%
United Kingdom	41,486	33,720	7,766	23.0%
Gross margin - constant currency basis:
Canada	$66,456	$78,639	$(12,183)	(15.5)%
United Kingdom	14,788	10,289	4,499	43.7%
The revenues and gross margin below for the year ended December 31, 2016 were calculated using the actual average exchange rate for the year ended December 31, 2015.

	Year Ended December 31,		Change
(dollars in thousands)	2016	2015	$	%
Revenues – constant currency basis:
Canada	$194,974	$184,859	$10,115	5.5%
United Kingdom	38,110	54,608	(16,498)	(30.2)%
Gross margin - constant currency basis:
Canada	$81,447	$77,469	$3,978	5.1%
United Kingdom	11,518	9,504	2,014	21.2%

Liquidity and Capital Resources

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, funds from third party lenders under our CSO programs, and our Non-Recourse U.S. SPV Facility, which finances the originations of eligible U.S. Unsecured and Secured Installment Loans at an advance rate of 80%. In February 2017, we issued 12.00% Senior Secured Notes to refinance similar notes that were nearing maturity and whose proceeds had been used primarily for acquisitions and general corporate purposes. As of December 31, 2017, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures and meet our debt obligations. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers which would reduce cash outflow requirements while increasing cash inflows through loan repayments to the extent we experience any short-term or long-term funding shortfalls. We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements and reduce our capital spending in order to generate additional liquidity. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next twelve months.

Borrowings

Our long-term debt consisted of the following as of December 31, 2017 and 2016 (net of deferred financing costs):

	December 31,
(dollars in thousands)	2017	2016
12.00% Senior Secured Notes (due 2022)	$585,823	$—
May 2011 Senior Secured Notes (due 2018)	—	223,164
May 2012 Senior Secured Notes (due 2018)	—	89,734
February 2013 Senior Secured Notes (due 2018)	—	101,184
February 2013 Cash Pay Notes (due 2017)	—	124,365
Non-Recourse U.S. SPV Facility	120,402	63,054
ABL Facility	—	23,406
Senior Revolver	—	—
Total long-term debt, including current portion	706,225	624,907
Less: current maturities of long-term debt	—	147,771
Long-term debt	$706,225	$477,136
Available Credit Facilities and Other Resources

12.00% Senior Secured Notes

On February 15, 2017 CURO issued $470.0 million 12.00% Senior Secured Notes due March 1, 2022 ("12.00% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The proceeds from the 12.00% Senior Secured Notes were used, together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of our wholly-owned subsidiary, CURO Intermediate, (ii) redeem our outstanding 12.00% Senior Cash Pay Notes due 2017, or the Senior Cash Pay Notes and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. The extinguishment of all of the 10.75% Senior Secured Notes due 2018 and the Senior Cash Pay Notes resulted in a pretax loss of $12.5 million in 2017.

In connection with this debt issuance we capitalized financing costs of approximately $14.0 million, the balance of which are included in the Consolidated Balance Sheets as a component of “Long-Term Debt,” and are being amortized over the term of the 12.00% Senior Secured Notes and included as a component of interest expense.

On November 2, 2017, CFTC issued $135.0 million principal amount of additional 12.00% Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act, or the Additional Notes Offering.  The proceeds from the Additional Notes Offering were used, together with available cash, to (i) pay a cash dividend in an amount of $140.0 million to us, CFTC's sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of holders holding a majority in the outstanding principal amount outstanding of the current 12.00% Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

The 12.00% Senior Secured Notes rank senior in right of payment to all of our and our guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all our and our guarantor entities’ existing and future senior indebtedness, including borrowings under our revolving credit facilities. The 12.00% Senior Secured Notes and the guarantees are effectively subordinated to our credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of our subsidiaries that are not guarantors.

The 12.00% Senior Secured Notes are secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions. On or after March 1, 2019, we may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any to the applicable date of redemption. Prior to March 1, 2019, we will be able to redeem up to 40% of the Notes at a redemption price of 112% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date with the net cash proceeds of certain equity offerings. Prior to March 1, 2019, subject to certain terms and conditions, we may redeem the Notes, in whole or in part, by paying a “make-whole” premium plus accrued and unpaid interest to the redemption date.

On March 7, 2018, we used a portion of the net proceeds from the IPO to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022 and to pay related fees, expenses, premiums and accrued interest. See Note 25 - Subsequent Events of this Annual Report on Form 10-K for additional information about this transaction.

Non-Recourse U.S. SPV Facility and ABL Facility

On November 17, 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides for an $80.0 million term loan and $45.0 million of initial revolving borrowing capacity, with the ability to expand such revolving borrowing capacity over time and an automatic expansion to $70.0 million on the six-month anniversary of the closing date May 17, 2017 (our “Non-Recourse U.S. SPV Facility”). On November 17, 2016, Intermediate entered into a six-month recourse credit facility with Victory Park Management, LLC and certain other lenders (the "ABL Facility") which provided for $25.0 million of borrowing capacity. This facility matured in May 2017 and was repaid through the sale of the underlying collateral to the Non-Recourse U.S. SPV Facility. See Note 11 - "Long-Term Debt" of our notes to the Consolidated Financial Statements for further detail.

Senior Revolver

On September 1, 2017, we closed a $25 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 12.00% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $25.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5.00% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be reduced to $0 for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries of CURO that guarantee our 12.00% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 12.00% Senior Secured Notes. The Senior Revolver was undrawn at December 31, 2017.

In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank.

In connection with this facility we capitalized financing costs of approximately $0.1 million, the balance of which are included in the Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$7.3 million revolving credit facility with Royal Bank of Canada.  The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$7.3 million. As of December 31, 2017, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that include, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest (per annum) at the prime rate of a Canadian chartered bank plus 1.95%.

The Cash Money Revolving Credit Facility was undrawn at December 31, 2017 and December 31, 2016.

Balance Sheet Changes - December 31, 2017 compared to December 31, 2016

Cash - Cash decreased from 2016 primarily because of cash used in the redemption and refinancing of the Company's 12.00% Senior Cash Pay Notes due 2017 and CURO Intermediate’s 10.75% Senior Secured Notes due 2018 ("Former Senior Secured Notes"). On February 15, 2017, CFTC issued $470.0 million of 12.00% Senior Secured Notes due 2022. The proceeds, along with $122.5 million of company cash, were used to redeem the $539.9 million outstanding Former Senior Secured Notes (including accrued interest, prepayment penalties, transaction costs and the original-issue discount). The decrease in cash from this refinancing was offset partially by cash generated by operations during 2017 and net proceeds after transaction costs of $81.1 million from our initial public offering of 6,666,667 shares of common stock at a price of $14.00 per share. On November 2, 2017, CFTC issued $135.0 million of additional 12.00% Senior Secured Notes due 2022. The proceeds of the notes offering and related issuance premium were used to pay a $140.0 million cash dividend to the Company and, ultimately, the Company's stockholders.

Restricted Cash – Restricted cash increased from 2016 year end because of increased cash in our consolidated wholly-owned, bankruptcy remote special purpose subsidiaries, or VIEs, from underlying installment loan volume growth.

Gross Loans Receivable and Allowance for Loan Losses - We originated $780.7 million and $184.3 million of Unsecured and Secured Installment Loans, respectively, during 2017 as compared to $533.4 million and $138.4 million in the prior year. As explained in the Loan Volume and Portfolio Performance Analysis section above, changes in Gross Loans Receivable and related Allowance for Loan Losses were due to high customer demand and loan origination volumes during 2017 that were concentrated in Installment Loans.
Other Assets - Other assets increased primarily because of the equity investment in Cognical Holdings, Inc. We made a $5.0 million investment on April 20, 2017 and an additional $0.6 million investment in October 2017 that increased the Company's equity ownership from 8.9% to 9.4%. Cognical Holdings, Inc. operates as a business under an online website, www.zibby.com, that facilitates the purchase of household items by underbanked consumers.

Long-term debt (including current maturities) and Accrued Interest - Changes from year-end 2016 are due to the refinancing of the Former Senior Secured Notes, the conversion of the ABL Facility to the Non-Recourse U.S. SPV Facility and the issuance of additional 12.00% Senior Secured Notes due 2022 in November 2017. See Note 11 Long-Term Debt of the Notes to the Consolidated Financial Statements for a detailed discussion of changes in debt balances.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net cash provided by operating activities	$17,410	$47,712	$17,114
Net cash used in investing activities	(19,332)	(12,922)	(26,255)
Net cash (used in) provided by financing activities	(36,691)	59,382	(12,321)

Years Ended December 31, 2017 and 2016

Cash flows from operating activities

During the year ended December 31, 2017 our operating activities provided net cash of $17.4 million. Contributing to current year net cash provided by operating activities were net income of $49.2 million, and non-cash expenses, such as depreciation and amortization, the provision for loan losses, and a loss on debt extinguishment for a total of $376.5 million, partially offset by changes in our operating assets and liabilities of $408.3 million. The most significant change within operating assets and liabilities was a $435.5 million increase in loans receivable.

Loans receivable will fluctuate from period to period depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically takes place during the first quarter of the year and is driven by income tax refunds in the United States. Customers receiving income tax refunds will use the proceeds to pay outstanding loan balances, resulting in an increase of our net cash balances and a decrease of our consumer loans receivable balances. Consumer loans receivable balances typically reflect growth during the remainder of the year.

Cash flows from investing activities

During the year ended December 31, 2017, we used cash of $19.3 million to increase our restricted cash balances by approximately $4.0 million, to purchase approximately $9.8 million of property and equipment, including software licenses, and to purchase $5.6 million of Cognical Holdings preferred shares. The increase in restricted cash was primarily attributable to our Non-Recourse U.S. SPV Facility.

Cash flows from financing activities

Net cash used for the year ended December 31, 2017 was $36.7 million. We extinguished our 10.75% Senior Secured Notes for $426.0 million (which included $8.9 million of call premium) and extinguished our Senior Cash Pay Notes for $130.1 million. These payments were partially financed by proceeds of $447.6 million (net of $14.0 million of debt issuance costs and $8.5 million of discount on notes issued) from the issuance of the 12.00% Senior Secured Notes due 2022. On November 2, 2017, CFTC issued $135.0 million of additional 12.00% Senior Secured Notes due 2022. The proceeds of this notes offering and related issuance premium were used to pay a $140.0 million dividend to the Company and, ultimately, the Company's stockholders. We paid total dividends of $182.0 million to our stockholders during 2017. Our initial public offering of 6,666,667 shares of common stock at a price of $14.00 per share provided net proceeds after transaction costs of $81.1 million. We also had net borrowings of $32.9 million from our U.S. SPV Facility and our ABL Facility.

Years Ended December 31, 2016 and 2015

Cash flows from operating activities

During the year ended December 31, 2016 our operating activities provided net cash of $47.7 million, compared to $17.1 million in net cash used in operating activities during the year ended December 31, 2015. Contributing to net cash provided by operating activities in 2016 were net income of $65.4 million, and non-cash expenses, such as depreciation and amortization, the provision for loan losses, and a benefit related to deferred income taxes, of $278.7 million; non-cash restructuring costs of $0.5 million, partially offset by a $7.0 million non-cash benefit from a gain on debt extinguishment and a $290.0 million net decrease in cash resulting from changes in operating assets and liabilities. The most significant change within operating assets and liabilities was a $287.8 million increase in loans receivable, net of provision for losses.

Loans receivable will fluctuate from period to period depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically takes place during the first quarter of the year and is driven by income tax refunds in the United States. Customers receiving income tax refunds will use the proceeds to pay outstanding loan balances, resulting in an increase of our net cash balances and a decrease of our consumer loans receivable balances. Consumer loans receivable balances typically reflect growth during the remainder of the year.

Cash flows from investing activities

During the year ended December 31, 2016, we used net cash of $16.0 million for the purchase of property and equipment, including software licenses, partially offset by a $3.1 million decrease in our restricted cash balance. This compared to $26.3 million in net cash used in investing activities during the year ended December 31, 2015. The growth in property and equipment was driven primarily by capital expenditures associated with new store openings in Canada, store refreshes in the United States, and expenditures for software licenses. For the year ended December 31, 2016, we also received £1.4 million ($1.9 million) of funds previously placed in a collateral account with a U.K. banking institution, and received $4.0 million of funds previously placed in a collateral account with a U.S. banking institution. As a result of the borrowings from the Non-Recourse U.S. SPV Facility, approximately $2.8 million of cash was restricted.

Cash flows from financing activities

During the year ended December 31, 2016, net cash provided by financing activities was $59.4 million, compared to $12.3 million in net cash used in financing activities during the year ended December 31, 2015. The change was primarily due to $91.7 million of proceeds received from new borrowings from our newly created Non-Recourse U.S. SPV Facility and ABL Facility. In addition, we incurred additional deferred financing costs associated with this debt. During the year ended December 31, 2016, CURO Intermediate used cash of $18.9 million to purchase $25.1 million of outstanding May 2011 10.75% Senior Secured Notes at 71.25% of the principal, plus accrued and unpaid interest of $1.0 million via an open-market purchase. During the year, we also received proceeds from draws on our credit facilities of $30.0 million, and repaid $38.1 million of the outstanding balance of borrowings on our credit facilities. Borrowings under our credit facilities provided us with short-term liquidity and were used for working capital requirements and to fund capital expenditures.

Contractual Obligations

Contractual obligations include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee.

The expected timing of payments of the obligations below is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2017:

(in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$729,590	$—	$—	$729,590	$—
Interest on debt obligations (1)	385,195	87,535	175,070	122,590	—
Operating lease obligations	118,916	26,316	42,864	30,420	19,316
Service contracts	8,310	4,212	4,098	—	—
	$1,242,011	$118,063	$222,032	$882,600	$19,316
(1) This does not reflect the impact of the redemption of $77.5 million of 12.00% Senior Secured Notes on March 7, 2018, which will reduce Debt obligations due in 3-5 years by $77.5 million and Interest on debt obligations due in Less than 1 year by $4.7 million, due in 1-3 years by $18.6 million, and due in 3-5 years by $14.0 million.

On February 15, 2017, CFTC issued $470.0 million of 12.00% Senior Secured Notes. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The proceeds from the notes and available cash were used to (i) redeem 10.75% Senior Secured Notes due 2018 of our subsidiary, CURO Intermediate, (ii) redeem our 12.00% Senior Cash Pay Notes due 2017, and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering.
On September 1, 2017, we closed a $25.0 million Senior Secured Revolving Loan Facility, or the Senior Revolver. The negative covenants of the Senior Revolver generally conform to the related provision of the Indenture dated February 15, 2017 for our 12.00% Senior Secured Notes and complements our other financing sources, while providing seasonal short-term liquidity. The Senior Revolver was undrawn at December 31, 2017.
On November 2, 2017, CFTC issued $135.0 million principal amount of additional 12.00% Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act, or the Additional Notes Offering. We used the proceeds from the Additional Notes Offering, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million, and (ii) pay fees and expenses, in connection therewith. CFTC received the consent of the holders holding a majority in the outstanding principal amount outstanding of the current 12.00% Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

We entered into operating lease agreements for the buildings in which we operate that expire at various times through 2030. The majority of the leases have an original term of five years with two 5-year renewal options. Most of the leases have escalation clauses and several also require payment of certain period costs including maintenance, insurance and property taxes. For additional information concerning our operating leases, see Note 19, "Operating Leases" of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We originate loans in all of our store locations and online, except for our operations in Texas and Ohio. In these states, we operate as a Credit Services Organization, or CSO, through three of our operating subsidiaries. Our CSO program in Texas is licensed as a Credit Access Business, or CAB, under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Our CSO program in Ohio is registered under the Credit Services Organization Act, Ohio Revised Code Sections 4712.01 to 4712.99, and regulated by the Ohio Department of Commerce Division of Financial Institutions.  As a CAB, we charge our customers a CSO fee for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with us under our CSO programs, we agree, for a CSO fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan the customer receives from the third-party lender if the customer fails to do so. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans, if they go in to default. Since the loans are made by a third-party lender, they are not included in our Consolidated Balance Sheets as loans receivable.

As of December 31, 2017, the maximum amount payable under all such guarantees was $65.2 million, compared to $59.6 million at December 31, 2016. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. The initial measurement of this guarantee liability is recorded at fair value and reported in the Credit services organization guarantee liability line in our Consolidated Balance Sheets. The fair value of the guarantee is measured by assessing the nature of the loan products, the creditworthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, and historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The guarantee liability was $17.8 million at December 31, 2017 and $17.1 million at December 31, 2016, respectively.

Additionally, we enter into operating leases in the normal course of business. Our operating lease obligations are discussed in Note 19 - "Operating Leases" of our Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We consider the following accounting policies to be critical in understanding our historical and future performance and require management's most subjective and complex judgments.

Current and Past-Due Loans Receivable

We classify our loans receivable as either current or past-due. Single-Pay and Open-End Loans are considered past-due when a customer misses a scheduled payment, and it is charged-off to the allowance for loan losses. The charge-off of Unsecured Installment and Secured Installment Loans was impacted by a change in accounting estimate in 2017.

Effective January 1, 2017, we modified the timeframe in which Installment Loans are charged-off and made related refinements to our loss provisioning methodology. Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift from Single-Pay to Installment Loan products and analysis of the timing and quantity of payments on early-stage versus late-stage delinquencies, we revised our estimates and now consider Installment Loans uncollectible when the loan has been past-due for 90 consecutive days. Consequently, past-due Installment Loans remain in loans receivable, with disclosure of past-due balances, for 90 days before being charged-off against the allowance for loan losses. Subsequently, all recoveries on charged-off loans are credited to the allowance for loan losses.

In the income statement, the provision for losses for Installment Loans is based on an assessment of the cumulative net losses inherent in the underlying loan portfolios, by vintage, and other quantitative and qualitative factors. The resulting loss provision rate is applied to loan originations to determine the provision for losses. In addition to improving estimated collectability and loss recognition for Installment Loans, we also believe these refinements are better aligned with industry comparisons and practices.

The aforementioned change was treated as a change in accounting estimate and is being applied prospectively, effective January 1, 2017. As a result, some credit quality metrics for 2017 may not be comparable to historical periods. Throughout the remainder of this report, we refer to the change as the Q1 Loss Recognition Change.

Installment Loans generally are considered past-due when a customer misses a scheduled payment. Loans zero to 90 days past-due are included in gross loans receivable. We accrue interest on past-due loans until charged off. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable. Consequently, net loss rates that include accrued interest will be higher than under the methodology applied prior to January 1, 2017.

In addition to the revised loss provision rates to accommodate the change in estimate, $61.0 million of past-due Installment Loans were included in gross loans receivable as of December 31, 2017. Before the Q1 Loss Recognition Change, no past-due loans were included in gross loans receivable.

Allowance for Loan Losses

The allowance for loan losses is primarily based on back-testing of subsequent collections history by product and cumulative aggregate net losses by product and by vintage. We do not specifically reserve for any individual loan but rather segregate loans into separate pools based upon loan portfolios containing similar risk characteristics. Additional quantitative factors, such as current default trends, past-due account roll rates (expected future cash collections by past-due aging category based on current trends) and changes to underwriting and portfolio mix are also considered in evaluating the adequacy of the allowance and current provision rates. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses.

In addition to the effect on Installment provision rates and loan balances, the Q1 Loss Recognition Change affected comparability of activity in the related allowance for loan losses. Specifically, no Unsecured Installment or Secured Installment Loans were charged-off to the allowance for loan losses in the three months ended March 31, 2017 because charge-off effectively occurs on day 91 under the revised methodology and no affected loans originated during the period reached day 91 until April 2017. Actual charge-offs and recoveries on defaulted/charged-off loans from the three months ended March 31, 2017 affected the allowance for loan losses in prospective periods. But, as discussed previously, the related net losses were recognized in the Consolidated Statement of Income during the year ended December 31, 2017 by applying expected net loss provision rates to the related loan originations.

Credit Services Organization

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. In Texas we offer Unsecured Installment Loans and Secured Installment Loans with a maximum term of 180 days. In Ohio we offer an Unsecured Installment Loan product with a maximum term of 18 months. As a CSO we earn revenue by charging the customer a fee, or the CSO fee, for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with us under our CSO programs, we agree, for a CSO fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan the customer receives from the third-party lender if the customer fails to do so. CSO fees are calculated based on the amount of the customer’s outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans, if they go in to default.

These guarantees are performance guarantees as defined in ASC Topic 460. Performance guarantees are initially accounted for pursuant to ASC Topic 460 and recognized at fair value, and subsequently pursuant to ASC Topic

450 as contingent liabilities when we incur losses as the guarantor. The initial measurement of the guarantee liability is recorded at fair value and reported in the Credit services organization guarantee liability line in our Consolidated Balance Sheets. The initial fair value of the guarantee is the price we would pay to a third party market participant to assume the guarantee liability. There is no active market for transferring the guarantee liability. Accordingly, we determine the initial fair value of the guarantee by estimating the expected losses on the guaranteed loans. The expected losses on the guaranteed loans are estimated by assessing the nature of the loan products, the credit worthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, and historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. We review the factors that support estimates of expected losses and the guarantee liability monthly. In addition, because the majority of the underlying loan customers make bi-weekly payments, loan-pool payment performance is evaluated more frequently than monthly.

Our guarantee liability represents the unamortized portion of the guarantee obligation required to be recognized at inception of the performance guarantee in accordance with ASC Topic 460 and a contingent liability for those performance guarantees where it is probable that we will be required to purchase the guaranteed loan from the lender in accordance with ASC Topic 450.

CSO fees are calculated based on the amount of the customer’s outstanding loan. We comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days and 18 months in Texas and Ohio, respectively. During the year ended December 31, 2017 and 2016, approximately 53.6% and 53.2%, respectively, of Unsecured Installment Loans, and 53.6% and 62.5%, respectively, of Secured Installment Loans originated under CSO programs were paid off prior to the original maturity date.
Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

Recently Issued Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies and Nature of Operations of our Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration Risk

Revenues originated in Texas, Ontario, and California represented approximately 25.6%, 12.9% and 17.7%, respectively, of our consolidated total revenues for the year ended December 31, 2017. Revenues originated in Texas, Ontario, and California represented approximately 26.1%, 14.4%, and 15.1%, respectively, of our consolidated total revenues for the year ended December 31, 2016. Revenues originated in Texas, Ontario, and California represented approximately 26.1%, 15.1% and 13.7%, respectively, of our consolidated total revenues for the year ended December 31, 2015.

We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our concentration risk by placing our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the financial institutions holding such deposits. Historically, we have not experienced any losses due to such cash concentration.

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of our consumer loans receivable. Concentrations of credit risk with respect to consumer loans receivable are limited due to the large number of customers comprising our customer base.

Regulatory Risk

We are subject to regulation by federal, state and provincial governmental authorities that affect the products and services that we provide, particularly payday advance loans. The level and type of regulation for payday advance loans varies greatly by jurisdiction, ranging from jurisdictions with moderate regulations or legislation, to other jurisdictions having very strict guidelines and requirements.

To the extent that laws and regulations are passed that affect the manner in which we conduct business in any one of those markets, our financial position, results of operations and cash flows could be adversely affected. Additionally, our ability to meet the financial covenants included in our credit agreement could be negatively impacted.

Interest Rate Risk

We are exposed to interest rate risk on our Senior Revolver, Cash Money Revolving Credit Facility and our Non-Recourse U.S. SPV Facility. As of December 31, 2016, we were also exposed to interest rate risk on our ABL Facility, which matured in May 2017 and was repaid through a sale of the underlying collateral to the Non-Recourse U.S. SPV Facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments related to interest rate risk outstanding at December 31, 2017, 2016 or 2015.

All of our customer loan portfolios have fixed interest rates and fees that do not fluctuate over the life of the loan. Notwithstanding that, we support fixed rate lending in part with variable rate borrowing. We do not believe there is any material interest rate sensitivity associated with our customer loan portfolio, primarily due to their short duration.

The weighted average interest rate on the $120.4 million of variable debt outstanding on the Non-Recourse U.S. SPV Facility as of December 31, 2017 was approximately 12.0%. The weighted average interest rate on the $91.7 million of variable debt outstanding on the Non-Recourse U.S. SPV Facility and the ABL Facility, which matured in May 2017, as of December 31, 2016 was approximately 11.5%.

Foreign Currency Exchange Rate Risk

As foreign currency exchange rates change, translation of the financial results of the United Kingdom and Canadian operations into U.S. Dollars will be impacted. Our operations in Canada and the United Kingdom represent a significant portion of our total operations, and as a result, a material change in foreign currency exchange rates in either country could have a significant impact on our consolidated financial position, results of operations or cash flows. From time to time, we may elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the United Kingdom and/or Canada against foreign currency fluctuations. We typically hedge anticipated cash flows between our foreign subsidiaries and domestic subsidiaries. As of December 31, 2016 we had entered into a cash flow hedge in which the hedging instrument is a forward extra(which is a common zero cost strategy that allows the client to be fully protected at a predetermined budget rate while allowing for some profit participation if the spot rate moves in favor of the client) to sell GBP 4,800,000. This contract completed in April 2017.

We performed an assessment that determined that all critical terms of the hedging instrument and the hedged transaction match and as such have qualitatively concluded that changes in the option’s intrinsic value will completely offset the change in the expected cash flows based on changes in the spot rate. In making that determination, the guidance in ASC815-20-25-84 was used. Future assessment will be performed utilizing the guidance in ASC815-20-35-9 through 35-13, Relative Ease of Assessing Effectiveness. Additionally, in accordance with ASC815-20-25-82, since the effectiveness of this hedge is assessed based on changes in the option’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness.

We record derivative instruments at fair value on the balance sheet as either an asset or liability on the balance sheet. Changes in the options intrinsic value, to the extent that they are effective as a hedge, are recorded in other comprehensive income (loss). For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). The contract completed in April 2017 and in the second quarter of 2017 we recorded a transaction loss of $0.3 million associated with this hedge. At December 31, 2017 we did not hold any financial instruments as hedges against foreign exchange rate risks.

Potential Future Impact of CFPB Rule

Prospects for Effectiveness of the CFPB Rule

Pursuant to its authority to adopt UDAAP rules, the CFPB published in the Federal Register on November 17, 2017 a new rule applicable to payday, title and certain high-cost installment loans. The provisions of this CFPB Rule directly applicable to us are scheduled to become effective in August 2019. However, the CFPB Rule remains subject to potential override by Congress pursuant to the Congressional Review Act. Moreover, CFPB leadership changed in November 2017 and the agency is currently headed by an Acting Director. The Acting Director or successor could suspend, delay or modify the CFPB Rule. Further, we expect that important elements of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. Legislation was introduced in the House of Representatives December 1, 2017 to consider a review of the CFPB Rule. We cannot predict at this time whether Congress will allow the rule to stand or whether private legal challenges will be successful. Thus, it is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified or the impact on our business and operations.

See “Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rule” for a summary of the CFPB Rule. The CFPB Rule could potentially have a material adverse impact on our results of operations. See “Risk Factors—Risks Relating to the Regulation of Our Industry—The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations.”

Anticipated Impact of CFPB Rule on U.S. Single-Payment Short-Term Loans

One major aspect of the CFPB Rule is its ATR provisions, together with the related provisions applicable to alternative Section 1041.6 Loans. These provisions apply to our U.S. single-payment loans and lines of credit. We cannot be certain about the effects these provisions will have on our business but we do believe they may include the following effects.

U.S. single-payment loans represented approximately 11% of total revenues for the year ending December 31, 2017. In part in response to the CFPB Rule, we will continue to focus on longer-term installment and line of credit products in states with laws that accommodate such products. However, certain states, such as California, which currently accounts for the majority of our single-pay revenue, do not permit a small-dollar installment loan alternative, and we believe complying with the CFPB Rule could substantially reduce single-payment loan revenue in these states, perhaps by more than 50% from current levels.

As to our lines of credit, we expect to make modifications that will render the CFPB Rule inapplicable to these loans. Accordingly, we do not currently believe that these modifications will have a material adverse impact on us.

Anticipated Impact of CFPB Rule on Payments

The penalty fee prevention provision of the CFPB Rule mandates that if we initiate two consecutive unsuccessful payment attempts from the same bank account, whether by Automated Clearing House, or ACH, post-dated check, or payment card, we must obtain from our borrowers a new payment authorization before initiating a new payment attempt. Additionally, the penalty fee prevention provisions will require the lender generally to give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account.

While we are currently subject to NACHA restrictions on ACH payments and separate card network restrictions on presentments made on debit cards, these restrictions do not have the force of law and are significantly more liberal than the limit of two unsuccessful attempts articulated in the CFPB Rule. While the overwhelming majority of our electronic payments are collected in the first two attempts, depending on the type of loan and the timing of the payments, we currently make three or more attempts without obtaining a new payment authorization from the customer. We believe that enhanced customer relationship management, or CRM, tools to help obtain new payment authorizations, together with a more targeted, predictive approach to presenting electronic payments against customers’ bank accounts, will mitigate the impact of the penalty fee restrictions. As with the other requirements, we have until late 2019 to manage the transition. However, to the extent that we are unable to develop new and effective CRM tools and/or are unsuccessful in improving the timing of the permitted electronic payments, the implementation of the CFPB Rule on payments could have a material adverse effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CURO Group Holdings Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CURO Group Holdings Corporation and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.

Kansas City, Missouri
March 13, 2018

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash	$162,374	$193,525
Restricted cash (includes restricted cash of consolidated VIEs of $6,871 and $2,770 as of December 31, 2017 and 2016, respectively)	12,117	7,828
Gross loans receivable (includes loans of consolidated VIEs of $213,846 and $130,199 as of December 31, 2017 and 2016, respectively)	432,837	286,196
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $46,140 and $22,134 as of December 31, 2017 and 2016, respectively)	(69,568)	(39,192)
Loans receivable, net	363,269	247,004
Deferred income taxes	772	12,635
Income taxes receivable	3,455	9,378
Prepaid expenses and other	42,512	39,248
Property and equipment, net	87,086	95,896
Goodwill	145,607	141,554
Other intangibles, net of accumulated amortization of $41,156 and $36,985	32,769	30,901
Other	9,770	2,829
Total Assets	$859,731	$780,798
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$55,792	$42,663
Deferred revenue	11,984	12,342
Income taxes payable	4,120	1,372
Current maturities of long-term debt	—	147,771
Accrued interest (includes accrued interest of consolidated VIEs of $1,266 and $775 as of December 31, 2017 and 2016, respectively)	25,467	8,183
Credit services organization guarantee liability	17,795	17,052
Deferred rent	11,577	11,868
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $124,590 and $4,188 and $68,311 and $5,257 as of December 31, 2017 and 2016, respectively)	706,225	477,136
Subordinated shareholder debt	2,381	2,227
Other long-term liabilities	5,768	5,016
Deferred tax liabilities	11,486	14,313
Total Liabilities	852,595	739,943
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value; 25,000,000 and no shares authorized, respectively, and no shares were issued at either period end	—	—
Common stock - $0.001 par value; 225,000,000 and 72,000,000 shares authorized, and 44,561,419 and 37,894,752 issued and outstanding at the respective period ends	8	1
Dividends in excess of paid-in capital	46,079	(35,996)
Retained earnings	3,988	136,835
Accumulated other comprehensive loss	(42,939)	(59,985)
Total Stockholders' Equity	7,136	40,855
Total Liabilities and Stockholders' Equity	$859,731	$780,798

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$963,633	$828,596	$813,131
Provision for losses	326,226	258,289	281,210
Net revenue	637,407	570,307	531,921

Cost of providing services
Salaries and benefits	105,196	104,541	107,059
Occupancy	54,612	54,509	53,288
Office	21,402	20,463	19,929
Other costs of providing services	54,902	53,617	47,380
Advertising	52,058	43,921	65,664
Total cost of providing services	288,170	277,051	293,320
Gross margin	349,237	293,256	238,601

Operating (income) expense
Corporate, district and other	154,973	124,274	130,534
Interest expense	82,684	64,334	65,020
Loss (Gain) on extinguishment of debt	12,458	(6,991)	—
Restructuring costs	7,393	3,618	4,291
Goodwill and intangible asset impairment charges	—	—	2,882
Total operating expense	257,508	185,235	202,727
Net income before income taxes	91,729	108,021	35,874
Provision for income taxes	42,576	42,577	18,105
Net income	$49,153	$65,444	$17,769

Weighted average common shares outstanding:
Basic	38,351	37,908	37,908
Diluted	39,277	38,803	38,895
Net income per common share:
Basic earnings per share	$1.28	$1.73	$0.47
Diluted earnings per share	$1.25	$1.69	$0.46

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$49,153	$65,444	$17,769
Other comprehensive income (loss):
Cash flow hedges, net of $0 tax in all periods	333	(333)	—
Foreign currency translation adjustment, net of $0 tax in all periods	16,713	(6,022)	(30,512)
Other comprehensive income (loss)	17,046	(6,355)	(30,512)
Comprehensive income (loss)	$66,199	$59,089	$(12,743)

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock		Dividends in excess of paid-in capital	Retained Earnings	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2014	37,894,752	$1	$(38,044)	$53,622	$(23,118)	$(7,539)
Net income				17,769		17,769
Foreign currency translation adjustment					(30,512)	(30,512)
Repurchase of equity award			(371)			(371)
Share based compensation expense			1,271			1,271
Balances at December 31, 2015	37,894,752	1	(37,144)	71,391	(53,630)	(19,382)
Net income				65,444		65,444
Foreign currency translation adjustment					(6,022)	(6,022)
Cash flow hedge					(333)	(333)
Share based compensation expense			1,148			1,148
Balances at December 31, 2016	37,894,752	1	(35,996)	136,835	(59,985)	40,855
Net income				49,153		49,153
Foreign currency translation adjustment					16,713	16,713
Cash flow hedge expiration					333	333
Initial Public Offering	6,666,667	7	81,110			81,117
Dividends			—	(182,000)		(182,000)
Share based compensation expense			965			965
Balances at December 31, 2017	44,561,419	$8	$46,079	$3,988	$(42,939)	$7,136

(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$49,153	$65,444	$17,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,837	18,905	19,112
Provision for loan losses	326,226	258,289	281,210
Goodwill and intangible asset impairment charges	—	—	2,882
Restructuring costs	3,161	523	2,249
Amortization of debt issuance costs	3,329	3,289	3,221
Amortization of bond discount/(premium)	1,225	(1,541)	(1,404)
Deferred income taxes	9,036	(680)	(2,190)
Loss on disposal of property and equipment	2,278	217	628
Loss (gain) on extinguishment of debt	12,458	(6,991)	—
Increase in cash surrender value of life insurance	(1,308)	(918)	—
Share-based compensation expense	965	1,148	1,271
Realized loss on cash flow hedge	333	—	—
Changes in operating assets and liabilities:
Loans receivable	(435,458)	(287,827)	(301,581)
Prepaid expenses and other assets	(3,264)	(5,733)	(3,152)
Accounts payable and accrued liabilities	8,896	2,010	(2,168)
Deferred revenue	(752)	(2,080)	4,644
Income taxes payable	1,213	6,852	(4,278)
Income taxes receivable	3,486	(7,154)	(1,713)
Other assets and liabilities	17,596	3,959	614
Net cash provided by operating activities	17,410	47,712	17,114
Cash flows from investing activities
Purchase of property, equipment and software	(9,757)	(16,026)	(19,832)
Cash paid for Cognical Holdings preferred shares	(5,600)	—	—
Changes in restricted cash	(3,975)	3,104	(6,423)
Net cash (used in) investing activities	(19,332)	(12,922)	(26,255)
Cash flows from financing activities
Net proceeds from issuance of common stock	81,117	—	—
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	60,130	91,717	—
Payments on Non-Recourse U.S. SPV facility and ABL facility	(27,257)	—	—
Proceeds from issuance of 12.00% Senior Secured Notes	601,054	—	—
Payments on 10.75% Senior Secured Notes	(426,034)	(18,939)	—
Payments on 12.00% Senior Cash Pay Notes	(125,000)	—	—
Debt issuance costs paid	(18,701)	(5,346)	—
Proceeds from credit facilities	43,084	30,000	57,050
Payments on credit facilities	(43,084)	(38,050)	(69,000)
Payment for cash settlement of equity award	—	—	(371)
Dividends paid to stockholders	(182,000)	—	—
Net cash (used in) provided by financing activities	(36,691)	59,382	(12,321)
Effect of exchange rate changes on cash	7,462	(1,208)	(8,064)
Net (decrease) increase in cash	(31,151)	92,964	(29,526)
Cash at beginning of period	193,525	100,561	130,087
Cash at end of period	$162,374	$193,525	$100,561
See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Basis of Presentation

The terms “CURO", "we,” “our,” “us,” and the “Company,” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., a subsidiary of CURO, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

We have prepared the accompanying audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Consolidated Financial Statements and the accompanying notes (the “Financial Statements”) reflect all adjustments which are, in the opinion of management, necessary to present fairly our results of operations, financial position and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments.

We completed our initial public offering ("IPO") on December 11, 2017, and our common stock is trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." Prior to our IPO, on December 6, 2017, we filed a certificate of amendment to our certificate of incorporation on that effected a 36-for-1 split of our common stock. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented. See Note 15 - "Stockholders' Equity" for additional information concerning our IPO and stock split.

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we are not required to present selected financial data for any period prior to the earliest audited period presented in our initial registration statement;

•
we are not required to engage an auditor to report on the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act;

•
we are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”;

•
we are not required to disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation, or to include a compensation committee report, provided we comply with the scaled compensation disclosure rules applicable to smaller reporting companies; and

•
we may take advantage of an extended transition period for complying with new or revised accounting standards, allowing us to delay the adoption of some accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of these reduced reporting and other requirements available to us as an emerging growth company.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We may take advantage of these provisions until we are no longer an emerging growth company. We could remain an emerging growth company until the last day of the fifth fiscal year after our IPO, or until the earliest of the following: (i) the last day of the first fiscal year in which our total annual gross revenues are at least $1.07 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur as of the end of the fiscal year in which, among other things, the market value of our voting and non-voting common equity securities held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that we have made in the accompanying Consolidated Financial Statements include allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance, Credit Services Organization ("CSO") guarantee liability and estimated tax liabilities. Actual results may differ from those estimates.

Nature of Operations

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States, the United Kingdom and Canada.

Cash

We currently maintain cash balances in the United States, Canada and the United Kingdom. At December 31, 2017 we have $117.5 million, $36.0 million and $8.9 million in our cash accounts in the United States, Canada and the United Kingdom, respectively.

Consumer Loans Receivable

Consumer loans receivable are net of the allowance for loan losses and are comprised of Single-Pay and Unsecured Installment, Secured Installment and Open-End Loans. Our Single-Pay Loans are primarily comprised of payday loans and auto title loans. A payday loan transaction consists of providing a customer cash in exchange for the customer’s personal check or Automated Clearing House (“ACH”) authorization (in the aggregate amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check or scheduled ACH withdrawal until the customer’s next payday, which is typically either two weeks or a month from the loan’s origination date. An auto title loan allows a customer to obtain a loan using the customer’s car as collateral for the loan, with a typical loan term of 30 days.

Unsecured Installment, Secured Installment and Open-End Loans require periodic payments of principal and interest. Installment Loans are fully amortized loans with a fixed payment amount due each period during the term of the loan. Open-End Loans function much like a revolving line-of-credit, whereby the periodic payment is a set percentage of the customer’s outstanding loan balance, and there is no defined loan term. The loan terms for Installment Loans can range from 3 to 48 months, depending on state regulations. Installment and Open-End Loans are offered as both Secured auto title loans and as Unsecured Loan products. The product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Current and Past-Due Loans Receivable

We classify our loans receivable as either current or past-due. Single-Pay and Open-End Loans are considered past-due when a customer misses a scheduled payment and charged-off to the allowance for loan losses. The charge-off of Unsecured Installment and Secured Installment Loans was impacted by a change in accounting estimate in the first quarter of 2017.

Effective January 1, 2017, we modified the timeframe in which Installment Loans are charged-off and made related refinements to our loss provisioning methodology. Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift from Single-Pay to Installment Loan products and our analysis of payment patterns on early-stage versus late-stage delinquencies, we have revised our estimates and now consider Installment Loans uncollectible when the loan has been past-due for 90 consecutive days. Consequently, past-due Installment Loans remain in loans receivable, with disclosure of past-due balances, for 90 days before being charged-off against the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses compared to the related gross receivables balances that include accrued interest.

In the income statement, the provision for losses for Installment Loans is based on an assessment of the cumulative net losses inherent in the underlying loan portfolios, by vintage, and several other quantitative and qualitative factors. The resulting loss provision rate is applied to loan originations to determine the provision for losses. In addition to improving estimated collectability and loss recognition for Installment Loans, we also believe these refinements are better aligned with industry comparisons and practices.

The aforementioned change is treated as a change in accounting estimate that was applied prospectively effective January 1, 2017. As a result, some credit quality metrics in 2017 may not be comparable to historical periods. Throughout the remainder of this Annual Report, the change in estimate is referred to as “Q1 Loss Recognition Change.”

Installment Loans generally are considered past-due when a customer misses a scheduled payment. Loans zero to 90 days past-due are disclosed and included in gross loans receivable. We accrue interest on past-due loans until charged off. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable. Consequently, net loss rates that include accrued interest will be higher than under the methodology applied prior to January 1, 2017.

The result of this change in estimate resulted in an approximately $61.0 million of Installment Loans at December 31, 2017 that remained on our balance sheet that were between 1 and 90 days delinquent, as compared to none in the prior year. Additionally, the installment allowance for loan losses as of December 31, 2017 of $69.6 million includes an estimated allowance of $38.7 million for the Installment Loans between 1 and 90 days delinquent, as compared to none in the prior year period.

For Single-Pay and Open-End Loans, past-due loans are charged-off upon payment default and do not return to current for any subsequent payment activity. For Installment Loans, customers with payment delinquency of 90 consecutive days are charged off. Charged-off loans are never returned to current or performing and all subsequent activity is accounted for within recoveries in the Allowance for loan losses. If a past-due Installment Loan customer makes payments sufficient to bring the account current for principal plus all accrued interest or fees pursuant to the original terms of the loan contract before becoming 90 consecutive days past due, the underlying loan balance returns to classification as current. Modifications to the original term of the loan agreement would not result in a loan returning to current classification and only loan customers that are current are eligible for refinancing.

Depending upon underlying state or provincial regulations, a borrower may be eligible for more than one outstanding loan.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Allowance for Loan Losses

The allowance for loan losses is primarily based on back-testing of subsequent collections history by product and cumulative aggregate net losses by product and by vintage. We do not specifically reserve for any individual loan but rather segregate loans into separate pools based upon loan portfolios containing similar risk characteristics. Additional quantitative factors, such as current default trends, past-due account roll rates and changes to underwriting and portfolio mix are also considered in evaluating the adequacy of the allowance and current provision rates. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses.

In addition to the effect on Unsecured and Secured Installment provision rates and loan balances, the Q1 Loss Recognition Change affected comparability of activity in the related allowance for loan losses. Specifically, no Unsecured or Secured Installment Loans were charged-off to the allowance for loan losses in the first quarter of 2017 because charge-off effectively occurs on day 91 under the revised methodology and no affected loans originated during the first quarter reached day 91 until April 2017. Actual charge-offs and recoveries on defaulted/charged-off loans from the first quarter of 2017 affected the allowance for loan losses in prospective periods. But, as discussed previously, the related net losses were recognized in the Consolidated Statements of Income for the year ended December 31, 2017 by applying expected net loss provision rates to the related loan originations.

Credit Services Organization

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. In Texas we offer Unsecured Installment Loans and Secured Installment Loans with a maximum term of 180 days. In Ohio we offer an Unsecured Installment Loan product with a maximum term of 18 months. As a CSO we earn revenue by charging the customer a fee (the “CSO fee”) for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with us under our CSO programs, we agree, for a CSO fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan the customer receives from the third-party lender. CSO fees are calculated based on the amount of the customer's outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go in to default.

As of December 31, 2017, the maximum amount guaranteed by the Company was $65.2 million, compared to $59.6 million at December 31, 2016. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees.

These guarantees are performance guarantees as defined in ASC Topic 460. Performance guarantees are initially accounted for pursuant to ASC Topic 460 and recognized at fair value, and subsequently pursuant to ASC Topic 450 as contingent liabilities when we incur losses as the guarantor. The initial measurement of the guarantee liability is recorded at fair value and reported in the Credit services organization guarantee liability line in our Consolidated Balance Sheets. The initial fair value of the guarantee is the price we would pay to a third party market participant to assume the guarantee liability. There is no active market for transferring the guarantee liability. Accordingly, we determine the initial fair value of the guarantee by estimating the expected losses on the guaranteed loans. The expected losses on the guaranteed loans are estimated by assessing the nature of the loan products, the credit worthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, and historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

economic conditions. We review the factors that support estimates of expected losses and the guarantee liability monthly. In addition, because the majority of the underlying loan customers make bi-weekly payments, loan-pool payment performance is evaluated more frequently than monthly.

Our guarantee liability was $17.8 million and $17.1 million at December 31, 2017 and December 31, 2016, respectively. This liability represents the unamortized portion of the guarantee obligation required to be recognized at inception of the performance guarantee in accordance with ASC Topic 460 and a contingent liability for those performance guarantees where it is probable that we will be required to purchase the guaranteed loan from the lender in accordance with ASC Topic 450.

CSO fees are calculated based on the amount of the customer’s outstanding loan. We comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statue. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the cost of those services to the customer. For services we provide under our CSO programs we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is six months and 18 months in Texas and Ohio, respectively. During the years ended December 31, 2017 and 2016, approximately 53.6% and 53.2%, respectively, of Unsecured Installment Loans, and 53.6% and 62.5%, respectively, of Secured Installment Loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive cash from customers for these fees on their scheduled loan repayment due dates.

The impact of the Q1 Loss Recognition Change to the third-party loans we guarantee and the related CSO guarantee liability was approximately $13.0 million of Installment Loans we guaranteed at December 31, 2017 between 1 and 90 days delinquent, as compared to none in the prior year period. Additionally, the installment CSO guarantee liability as of December 31, 2017 of $17.8 million includes an estimated liability of $9.0 million for the Installment Loans guaranteed by us between 1 and 90 days delinquent, as compared to none in the prior year period.

Variable Interest Entity

As part of our funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we established a securitization program through a U.S. SPV Facility. We transferred certain consumer loan receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary (“VIE”), that issues term notes backed by the underlying consumer loan receivables and are serviced by another wholly-owned subsidiary.

We are required to evaluate this VIE for consolidation. We have the ability to direct the activities of the VIE that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, we have the right to receive residual payments, which expose us to potentially significant losses and returns. Accordingly, we determined that we are the primary beneficiary of the VIE and are required to consolidate them. See Note 5 —"Variable Interest Entities" for further discussion of our VIEs.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash Flow Hedge

We had a cash flow hedge in which the hedging instrument was a forward extra to sell GBP 4,800,000 that expired in May 2017. We performed an assessment that determined that all critical terms of the hedging instrument and the hedged transaction match and as such qualitatively concluded that changes in the hedge’s intrinsic value would completely offset the change in the expected cash flows based on changes in the spot rate. Since the effectiveness of this hedge was assessed based on changes in the hedge’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness. We recorded the hedge’s fair value on the balance sheet in current liabilities.

Changes in the hedge’s intrinsic value, to the extent that they were effective as a hedge, were recorded in other comprehensive income in prior periods. Upon expiration of the hedge in May 2017 we recorded a realized loss of $0.3 million in our consolidated statement of income associated with this hedge.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and amortization, except for property and equipment accounted for as part of a business combination, which is carried at fair value as of the acquisition date less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Maintenance repairs and renewals, which neither materially add to the value, nor appreciably prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in operations.

The estimated useful lives for furniture, fixtures and equipment are five to seven years. The estimated useful lives for leasehold improvements are the shorter of the estimated useful life of the asset, or the term of the lease, and vary from one year to fifteen years.

Goodwill and Other Intangible Assets

Our impairment testing for goodwill and indefinite-lived intangible assets is performed annually during the fourth quarter. However, we test for impairment between our annual tests if an event occurs or if circumstances change that indicate that the asset would be impaired, or, in the case of goodwill, that the fair value of a reporting unit is below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors.

Goodwill

Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of the acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Intangible assets other than goodwill are initially valued at fair value. When appropriate, we utilize independent valuation experts to advise and assist us in determining the fair value of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Any contingent consideration included as part of the purchase is recognized at its fair value on the acquisition date.

Our annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. If we determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we will then apply a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds it carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis is required. The additional analysis compares the carrying amount of the reporting unit’s goodwill with the implied fair value of the goodwill. The use of external independent valuation experts may be required to assist management in determining the fair value of the reporting unit. The implied fair value of the goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess is recognized, which could significantly and adversely impact reported results of operations and shareholders’ equity.

During the fourth quarter of 2017, we performed the qualitative assessment for our United States and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their carrying values. As such, no further analysis was required for these reporting units. We performed the first step of the two-step process for our United Kingdom reporting unit and determined that its implied fair value exceeded its carrying value, and therefore, the second step was not performed and no further analysis or write-down of goodwill was required.

During the fourth quarter of 2016, we performed the first step of the two-step process and determined that the implied fair value of our reporting units exceed their carrying values, and therefore, the second step was not performed and no further analysis or write-down of goodwill was required.

During the third quarter of 2015, due to the declines in our overall financial performance in the United Kingdom, we determined that a triggering event had occurred requiring an impairment evaluation of our goodwill and other intangible assets in the United Kingdom. As a result, during the third quarter of 2015, we recorded non-cash impairment charges of $2.9 million which were comprised of a $1.8 million charge related to the Wage Day trade name, a $0.2 million charge related to the customer relationships acquired as part of the Wage Day acquisition, and a $0.9 million non-cash goodwill impairment charge in our U.K. reporting segment.

For the U.K. reporting unit, the estimated fair value as determined by the Discounted Cash Flow (“DCF”) model was lower than the associated carrying value. As a result, management performed the second step of the impairment analysis in order to determine the implied fair value of the U.K.’s goodwill. The results of the second-step analysis indicated that the implied fair value of goodwill was £17.7 million. Therefore, in 2015, we recorded a non-cash goodwill impairment charge of £0.6 million ($0.9 million). The key assumptions used to determine the fair value of the U.K. reporting unit included the following: (a) the discount rate was 11%; (b) terminal period growth rate of 2.0%; and (c) effective combined tax rate of 20%.

During the 2015 annual review of goodwill, we performed the qualitative assessment for our United States and Canada reporting units. Management concluded that it was not more likely than not that the estimated fair values of these two reporting units were less than their carrying values. As such, no further analysis was required for these reporting units. As part of this annual impairment test in the fourth quarter, we reviewed our analysis done in the third quarter for the United Kingdom and updated projections as appropriate. Management concluded as a result of this analysis that it was not more likely than not that the estimated fair values of the reporting units were less than their carrying values.

The impairment of the goodwill on our U.K. reporting unit resulted primarily from changes to the regulatory environment in the United Kingdom that resulted in management’s downward revision of its cash flow projections for the U.K. reporting unit. The primary driver of decreased volumes in the United Kingdom was the direct result of regulatory changes, primarily the new Financial Conduct Authority (“FCA”) rules that took effect on July 1, 2014, which reduced loan refinancing transactions from three to two and reduced the number of continuous payment authority attempts from three to two. Additionally, the FCA implemented a rate cap on high-cost short-term credit products that took effect on January 2, 2015. This price cap includes three components: 1) an initial cap of 0.8% of the outstanding principal per day; 2) a default fee fixed rate of £15; and 3) a total cost of credit cap of 100% of the total amount borrowed applying to all interest, fees and charges. With the imposition of the new rate cap, we

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ceased offering any new Installment Loan products in the United Kingdom in favor of a new rate capped Single-Pay Loan product. Additionally, the increase in compliance requirements has driven up the administrative costs necessary to operate in the United Kingdom. We modeled the impact of all of these regulatory changes in the projections used in our second-step analysis.

Other Intangible Assets

Our identifiable intangible assets, which resulted from business combinations, consist of trade names, customer relationships, computer software, provincial licenses, franchise agreements and positive leasehold interests.

The “Wage Day” and “Cash Money” trade names were determined to be intangible assets with indefinite lives. Intangible assets with indefinite lives are not amortized and are tested annually for impairment and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair value.

In the fourth quarters of 2017 and 2016, we tested these intangible assets with indefinite lives for impairment and concluded that no impairment exists as the fair value of these assets is greater than its carrying amounts.

In our interim analysis during the third quarter of 2015 mentioned above, we estimated the fair value of the Wage Day trade name using the relief-from-royalty method, which utilized several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate, and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. The significant unobservable inputs included projected revenues with annual growth rates, a royalty rate, a growth rate of 2.0% in the terminal period, and a discount rate of 15%. The carrying value of the Wage Day trade name exceeded its estimated fair value by £1.2 million. Accordingly, we recorded an impairment charge of £1.2 million ($1.8 million) during 2015, which was included in Goodwill and intangible asset impairment charges in our Consolidated Statements of Income.

As part of the annual impairment test in the fourth quarter of 2015, we relied on our analysis done in the third quarter for the Wage Day trade name intangible asset. Management concluded as a result of this analysis that the fair value of the asset was equal to its carrying amount.

Our finite lived intangible assets are amortized over their estimated economic benefit period, generally from three to seven years. These finite lived intangible assets are reviewed for impairment whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. There were no changes in events or circumstances that would cause us to review our finite lived intangible assets for impairment in 2016 or 2017.

Business Combination Accounting

We have acquired businesses in the past, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. We engage third-party appraisal firms to assist in fair value determination when appropriate. Our

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain future conditions are met. These earn-out provisions are estimated and recognized at fair value at the acquisition date based on projected earnings or other financial metrics over specified periods after the acquisition date. These estimates are reviewed during each reporting period and adjusted based upon actual results. Acquisition-related costs for potential and completed acquisitions are expensed as incurred, and are included in corporate expense in the Consolidated Statements of Income.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs incurred in obtaining financing. These costs are presented in the balance sheet as a direct reduction from the carrying amount of associated debt, consistent with discounts or premiums. The effective interest rate method is used to amortize the deferred financing costs over the life of the notes and the straight-line method is used to amortize the deferred financing costs of the Non-Recourse U.S. SPV facility.

Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, loans receivable, borrowings under credit facilities and accounts payable approximate fair value due to their short maturities and applicable interest rates. The outstanding borrowings under our credit facilities are variable interest rate debt instruments and their fair value approximates their carrying value due to the borrowing rates currently available to us for debt with similar terms.

Deferred Rent

We have entered into operating lease agreements for store locations and corporate offices, some of which contain provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is charged to Deferred rent which is reflected as a separate line item in the accompanying Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred.

Revenue Recognition

We offer a broad range of consumer finance products including Unsecured Installment Loans, Secured Installment Loans, Open-End Loans and Single-Pay Loans. Revenue in the consolidated statements of income includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction. Installment Loans include Secured Installment Loans and Unsecured Installment Loans. These loans are fully amortizing, with a fixed payment amount, which includes principal and accrued interest, due each period during the term of the loan. The loan terms for Installment Loans can range up to 48 months depending on state or provincial regulations. We record revenue from Installment Loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets. CSO fees are recognized ratably over the term of the loan.

Open-End Loans function much like a revolving line-of-credit, whereby the periodic payment is a set percentage of the customer’s outstanding loan balance, and there is no defined loan term. We record revenue from Open-End Loans on a simple interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Single-Pay Loans are primarily unsecured, short-term, small denomination loans, with a very small portion being auto title loans, which allow a customer to obtain a loan using their car as collateral. Revenues from Single-Pay Loan products are recognized each period on a constant-yield basis ratably over the term of each loan. We defer recognition of the unearned fees we expect to collect based on the remaining term of the loan at the end of each reporting period.

Check cashing fees, money order fees and other fees from ancillary products and services are generally recognized at the point-of-sale when the transaction is completed. We also earn revenue from the sale of credit protection insurance in the Canadian market. Insurance revenues are recognized ratably over the term of the loan.

Share-Based Compensation

We account for share-based compensation expense for awards to our employees and directors at the estimated fair value on the grant date. The fair value of stock option grants is determined using the Black-Scholes option pricing model, which requires us to make several assumptions including, but not limited to, risk-free interest rate, and the expected volatility of publicly traded stocks from our industry section, which we have determined to include the alternative financial sector. Our expected option term is calculated using the average of the vesting period and the original contractual term. The estimated fair value of share-based awards is recognized as compensation expense on a straight-line basis over the vesting period.

Income Taxes

A deferred tax asset or liability is recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made, which may have a material impact on our Consolidated Statements of Income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date and may have a material impact on our Consolidated Statements of Income.

We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to periodically adjust our recognized tax positions and tax benefits. For additional information related to uncertain tax positions, see Note 13—"Income Taxes."

Foreign Currency Translation

The local currencies are considered the functional currencies for our operations in the United Kingdom and Canada. All balance sheet accounts are translated into U.S. dollars at the current exchange rate at each period end. The income statement is translated at the average rates of exchange for the period. We have determined

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

that certain of our intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of accumulated other comprehensive income (loss) in the Statements of Stockholders’ Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of Other, net in the Consolidated Statements of Income.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows:

	December 31
(in thousands)	2017	2016
Foreign currency translation adjustment	$(42,939)	$(59,652)
Cash flow hedge	—	(333)
Total	$(42,939)	$(59,985)

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update (" ASU") 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are Under Common Control" (“ASU 2016-17”). The amendments affected the evaluation of whether to consolidate a Variable Interest Entity ("VIE") in certain situations involving entities under common control. Specifically, the amendments changed the evaluation of whether an entity is the primary beneficiary of a VIE for an entity that is a single decision maker of a variable interest by changing how an entity treats indirect interests in the VIE held through related parties that are under common control with the reporting entity. The guidance in ASU 2016-17 was required to be applied retrospectively to all relevant periods. ASU 2016-17 was effective for us beginning January 1, 2017. The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 was effective for us beginning January 1, 2017. The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which required an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts were determined and eliminated the requirement to retrospectively account for those adjustments. The new standard became effective for us on January 1, 2017. The amendments in this update were applied prospectively to adjustments to provisional amounts that occurred after the effective date of this update. The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which provided new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements and was intended to enhance the timeliness, clarity and consistency of disclosure concerning such uncertainties. The new guidance required management to perform assessments on an interim and annual basis of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s interim or annual financial statements, as applicable. An entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The guidance became effective for us on January 1, 2017. The adoption of ASU 2014-15 did not have a material effect on our Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income” (ASU 2018-02). Current US GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the period the change is enacted, including items of other comprehensive income for which the related tax effects are presented in other comprehensive income (“stranded tax effects”). ASU 2018-02 allows, but does not require, companies to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The provisions of ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” (ASU 2017-13). This ASU amends the early adoption date option for public business entities related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. We do not expect that the adoption of these amendments will have a material impact on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). Under modification accounting, all entities are required to re-value their equity awards each time there is a modification to the terms of the awards. The provisions in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for the effects of a modification unless certain conditions are met. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. We do not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 simplified the goodwill impairment test by eliminating Step 2 of the test which requires an entity to compute the implied fair value of goodwill. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, and is limited to the amount of total goodwill allocated to that reporting unit. Under this ASU, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of ASU 2017-04 are effective for a public entity's annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and effective for us, as an emerging growth company, in fiscal years beginning after December 15, 2021. We are currently assessing the impact the adoption of ASU 2017-04 will have on our Consolidated Financial Statements and footnote disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a Business ("ASU 2017-01"). The amendments in ASU 2017-01 narrow the definition of a business and provide a framework that gives an entity a basis for making reasonable judgments about whether a transaction involves an asset or a business and provide a screen to determine when a set (an integrated set of assets and activities) is not a business. The screen requires a determination that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

a business. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective prospectively for public companies for annual periods beginning after December 15, 2017 including interim periods therein, and it will be effective for us, as an emerging growth company, for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. We are currently assessing the impact the adoption of ASU 2017-01 will have on our Consolidated Financial Statements and footnote disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods therein, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. We are currently assessing the impact the adoption of ASU 2016-18 will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016-15 will be effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are assessing the potential impact this ASU will have on our Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. We are currently evaluating the impact this ASU will have on our Consolidated Financial Statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payment arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 will be effective for public companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact this ASU will have on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 will be effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the impact this ASU will have on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). This amendment eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. We do not expect that the adoption of this amendment will have a material impact on our Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), which deferred the effect date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), for public companies to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. If we are no longer an emerging growth company as of December 31, 2018, we will be required to adopt the provision of this standard retroactively as of January 1, 2018. In May 2014, the FASB issued ASU 2014-09 which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We do not expect that the adoption of this amendment will have a material impact on our Consolidated Financial Statements.

NOTE 2 – PREPAID EXPENSES AND OTHER

Components of Prepaid expenses and other assets are as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Settlements and collateral due from third-party lenders	$17,943	$18,576
Fees receivable for third-party loans	15,059	9,181
Prepaid expenses	6,728	5,892
Other assets	2,782	5,599
Total	$42,512	$39,248

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 3 – PROPERTY AND EQUIPMENT

The classification of property and equipment is as follows:

(dollars in thousands)	December 31, 2017	December 31, 2016
Leasehold improvements	$126,897	$122,419
Furniture, fixtures and equipment	36,488	35,060
Property and equipment, gross	163,385	157,479
Accumulated depreciation	(76,299)	(61,583)
Property and equipment, net	$87,086	$95,896

Depreciation expense was $16.7 million, $15.4 million and $14.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

The change in the carrying amount of goodwill by operating segment for the years 2017 and 2016 were as follows:

(dollars in thousands)	U.S.	U.K.	Canada	Total
Balance as of December 31, 2015	$91,131	$54,275	$27,707	$173,113
Accumulated Impairment Charges	—	(28,078)	—	(28,078)
Goodwill at December 31, 2015	91,131	26,197	27,707	145,035
Foreign currency translation - 2016	—	(4,315)	834	(3,481)
Balance as of December 31, 2016	91,131	49,960	28,541	169,632
Accumulated Impairment Charges	—	(28,078)	—	(28,078)
Goodwill at December 31, 2016	91,131	21,882	28,541	141,554
Foreign currency translation - 2017	—	2,078	1,975	4,053
Balance as of December 31, 2017	91,131	52,038	30,516	173,685
Accumulated Impairment Charges	—	(28,078)	—	(28,078)
Goodwill at December 31, 2017	91,131	23,960	30,516	145,607

Identifiable intangible assets consisted of the following:

		December 31, 2017		December 31, 2016
(dollars in thousands)	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade name	8.2	$26,872	$(20)	$25,046	$(12)
Customer relationships	1.3	27,823	(26,137)	26,411	(23,603)
Computer software	9.6	19,230	(14,999)	16,429	(13,370)
Balance, end of year		$73,925	$(41,156)	$67,886	$(36,985)
Our identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Wage Day and Cash Money trade name intangible assets that have a combined carrying amount of $26.8 million, which were determined to have indefinite lives and are not amortized. The estimated useful lives for our other intangible assets range from 1 to 10 years. Aggregate amortization expense related to

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

identifiable intangible assets was $2.4 million, $3.5 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2017:

(dollars in thousands)	Year Ending December 31,
2018	$2,641
2019	1,889
2020	555
2021	128
2022	128

NOTE 5 - VARIABLE INTEREST ENTITIES

In 2016, we closed a financing facility whereby certain loan receivables were sold to wholly-owned, bankruptcy-remote special purpose subsidiaries (VIEs) and additional debt was incurred through the ABL facility and the Non-Recourse U.S. SPV facility (See Note 11 Long-Term Debt for further discussion) that was collateralized by these underlying loan receivables.

We have evaluated the VIEs for consolidation and we determined that we are the primary beneficiary of the VIEs and are required to consolidate them. The assets and liabilities related to the VIEs are included in our consolidated financial statements and are accounted for as secured borrowings. We parenthetically disclose on our consolidated balance sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and the VIEs' liabilities if the VIEs’ creditors have no recourse against our general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with our special purpose subsidiaries were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Assets
Restricted Cash	$6,871	$2,770
Loans receivable less allowance for loan losses	167,706	108,065
Total Assets	$174,577	$110,835
Liabilities
Accounts payable and accrued liabilities	$12	$—
Accrued interest	1,266	775
Long-term debt	120,402	63,054
Total Liabilities	$121,680	$63,829

NOTE 6 – RESTRICTED CASH

At December 31, 2017 and December 31, 2016 we had $23.2 million and $23.8 million, respectively, on deposit in collateral accounts with financial institutions and third-party lenders. At December 31, 2017, approximately $5.2 million and $17.9 million were included as a component of Restricted cash and Prepaid expenses and other, respectively, in our Consolidated Balance Sheets. At December 31, 2016, approximately $5.1 million and $18.7 million were included as a component of Restricted cash and Prepaid expenses and other, respectively, in our Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As a result of the loan facilities that commenced in December 2016 and disclosed in Note 5 - Variable Interest Entities, $6.9 million and $2.8 million were included as Restricted cash of consolidated VIE in our Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, respectively.

NOTE 7 – LOANS RECEIVABLE AND REVENUE

Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans (to which we refer collectively in this report as “late fees”). Late fees comprise less than one-half of one percent of Installment revenues.
Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes.
Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.
The following table summarizes revenue by product:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Unsecured Installment	$480,243	$330,713	$314,383
Secured Installment	100,981	81,453	86,325
Open-End	73,496	66,948	51,311
Single-Pay	268,794	313,276	321,597
Ancillary	40,119	36,206	39,515
Total revenue	$963,633	$828,596	$813,131

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2017:

	December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$99,400	$151,343	$73,165	$47,949	$371,857
Delinquent loans receivable	—	44,963	16,017	—	60,980
Total loans receivable	99,400	196,306	89,182	47,949	432,837
Less: allowance for losses	(5,916)	(43,754)	(13,472)	(6,426)	(69,568)
Loans receivable, net	$93,484	$152,552	$75,710	$41,523	$363,269

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$18,358	$8,116	$26,474
31-60 days past due	12,836	3,628	16,464
61-90 days past due	13,769	4,273	18,042
Total delinquent loans receivable	$44,963	$16,017	$60,980

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables summarize Loans receivable by product at December 31, 2016:

	December 31, 2016
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$90,487	$102,090	$63,157	$30,462	$286,196
Delinquent loans receivable	—	—	—	—	—
Total loans receivable	90,487	102,090	63,157	30,462	286,196
Less: allowance for losses	(5,501)	(17,775)	(10,737)	(5,179)	(39,192)
Loans receivable, net	$84,986	$84,315	$52,420	$25,283	$247,004

Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. See Note 1 - "Summary of Significant Accounting Policies and Nature of Operations" for a discussion of the Q1 Loss Recognition Change. This change in estimate resulted in approximately $61.0 million of Installment Loans at December 31, 2017 that remained on our balance sheet that were between 1 and 90 days delinquent, as compared to none in the prior year period. Additionally, the installment allowance for loan losses as of December 31, 2017 of $69.6 million includes an estimated allowance of $38.7 million for the Installment Loans between 1 and 90 days delinquent, as compared to none in the prior year period.

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at December 31, 2017:

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$62,676	$3,098	$65,774
Delinquent loans receivable guaranteed by the Company	12,480	537	13,017
Total loans receivable guaranteed by the Company	75,156	3,635	78,791
Less: CSO guarantee liability	(17,073)	(722)	(17,795)
Loans receivable guaranteed by the Company, net	$58,083	$2,913	$60,996

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,477	$459	$10,936
31-60 days past due	1,364	41	1,405
61-90 days past due	639	37	676
Total delinquent loans receivable	$12,480	$537	$13,017

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes loans guaranteed by us under our CSO programs at December 31, 2016:

	December 31, 2016
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$1,092	$62,360	$4,581	$68,033
Delinquent loans receivable guaranteed by the Company	—	—	—	—
Total loans receivable guaranteed by the Company	1,092	62,360	4,581	68,033
Less: CSO guarantee liability	(274)	(15,630)	(1,148)	(17,052)
Loans receivable guaranteed by the Company, net	$818	$46,730	$3,433	$50,981

The following table summarizes activity in the allowance for loan losses during the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,501	$17,775	$10,737	$5,179	$—	$39,192
Charge-offs	(190,623)	(88,694)	(30,005)	(39,752)	(5,254)	(354,328)
Recoveries	127,184	18,002	9,517	18,743	3,291	176,737
Net charge-offs	(63,439)	(70,692)	(20,488)	(21,009)	(1,963)	(177,591)
Provision for losses	63,760	96,150	23,223	22,245	1,963	207,341
Effect of foreign currency translation	93	522	—	11	—	626
Balance, end of period	$5,915	$43,755	$13,472	$6,426	$—	$69,568
Allowance for loan losses as a percentage of gross loan receivables	6.0%	22.3%	15.1%	13.4%	N/A	16.1%

The following table summarizes activity in the CSO guarantee liability during the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$274	$15,630	$1,148	$17,052
Charge-offs	(2,121)	(141,429)	(10,551)	(154,101)
Recoveries	1,335	30,230	4,394	35,959
Net charge-offs	(786)	(111,199)	(6,157)	(118,142)
Provision for losses	512	112,642	5,731	118,885
Balance, end of period	$—	$17,073	$722	$17,795

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,775	$33,405	$11,885	$5,179	$—	$56,244
Charge-offs	(192,744)	(230,123)	(40,556)	(39,752)	(5,254)	(508,429)
Recoveries	128,519	48,232	13,911	18,743	3,291	212,696
Net charge-offs	(64,225)	(181,891)	(26,645)	(21,009)	(1,963)	(295,733)
Provision for losses	64,272	208,792	28,954	22,245	1,963	326,226
Effect of foreign currency translation	93	522	—	11	—	626
Balance, end of period	$5,915	$60,828	$14,194	$6,426	$—	$87,363

The following table summarizes activity in the allowance for loan losses during the year ended December 31, 2016:

	Year Ended December 31, 2016
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$8,313	$10,603	$9,209	$4,823	$—	$32,948
Charge-offs	(225,066)	(165,843)	(145,160)	(86,586)	(5,786)	(628,441)
Recoveries	157,398	120,446	128,886	62,859	3,671	473,260
Net charge-offs	(67,668)	(45,397)	(16,274)	(23,727)	(2,115)	(155,181)
Provision for losses	64,919	52,776	17,802	24,083	2,115	161,695
Effect of foreign currency translation	(63)	(207)	—	—	—	(270)
Balance, end of period	$5,501	$17,775	$10,737	$5,179	$—	$39,192
Allowance for loan losses as a percentage of gross loan receivables	6.1%	17.4%	17.0%	17.0%	N/A	13.7%

The following table summarizes activity in the CSO guarantee liability during the year ended December 31, 2016:

	Year Ended December 31, 2016
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$334	$15,910	$1,507	$17,751
Charge-offs	(17,379)	(164,853)	(16,930)	(199,162)
Recoveries	4,807	83,112	13,950	101,869
Net charge-offs	(12,572)	(81,741)	(2,980)	(97,293)
Provision for losses	12,512	81,461	2,621	96,594
Balance, end of period	$274	$15,630	$1,148	$17,052

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the year ended December 31, 2016:

	Year Ended December 31, 2016
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$8,647	$26,513	$10,716	$4,823	$—	$50,699
Charge-offs	(242,445)	(330,696)	(162,090)	(86,586)	(5,786)	(827,603)
Recoveries	162,205	203,558	142,836	62,859	3,671	575,129
Net charge-offs	(80,240)	(127,138)	(19,254)	(23,727)	(2,115)	(252,474)
Provision for losses	77,431	134,237	20,423	24,083	2,115	258,289
Effect of foreign currency translation	(63)	(207)	—	—	—	(270)
Balance, end of period	$5,775	$33,405	$11,885	$5,179	$—	$56,244

NOTE 8 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under our CSO programs were $14.5 million and $9.2 million at December 31, 2017 and December 31, 2016, respectively. As noted, we bear the risk of loss through our guarantee to purchase any defaulted customer loans from the lenders. The terms of these loans range from six to eighteen months. This guarantee represents an obligation to purchase specific loans that go into default. (See Note 1 - "Significant Accounting Policies and Nature of Operations" for a description of our accounting policies). As of December 31, 2017 and December 31, 2016, the maximum amount payable under all such guarantees was $65.2 million and $59.6 million, respectively. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. The initial measurement of this guarantee liability is recorded at fair value and reported in the Credit services organization guarantee liability line in our Consolidated Balance Sheets. The fair value of the guarantee is measured at origination when it is probably and estimable as to what likely collections are to be received over the expected life of the guarantee. The guarantee estimated by assessing the nature of the loan products, the credit worthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. Our guarantee liability was $17.8 million and $17.1 million at December 31, 2017 and December 31, 2016, respectively.

We have placed $17.9 million and $18.7 million in collateral accounts for the lenders at December 31, 2017 and December 31, 2016, respectively, which is reflected in Prepaid expenses and other in the Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary based upon lender, but are typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is defined within the terms agreed to between us and each such lender.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Components of Accounts payable and accrued liabilities were are follows:

	December 31,	December 31,
(dollars in thousands)	2017	2016
Trade accounts payable	$22,483	$18,588
Money orders payable	8,131	7,356
Accrued taxes, other than income taxes	678	447
Accrued payroll and fringe benefits	18,890	14,621
Reserve for store closure costs	4,419	1,258
Other accrued liabilities	1,191	393
Total	$55,792	$42,663

NOTE 10 – RESTRUCTURING COSTS
In the third quarter of 2017, the Boards of Directors of us and our U.K. subsidiaries approved a plan to close the remaining 13 Speedy Cash branch locations in the United Kingdom. The affected branches closed during the third quarter and our financial results include $7.4 million of related charges primarily for the remaining net cash obligations for store leases and related costs ($5.9 million) and the write-off of fixed assets and leasehold improvements ($1.5 million).

During 2016, we eliminated certain corporate positions in our Canadian headquarters and closed six stores in Texas. These were all underperforming stores that were acquired as part of the Money Box acquisition. Our results for the year ended December 31, 2016 included charges related to these store closures primarily consisting of certain lease obligations and the write-down and loss on the disposal of fixed assets. We also determined that we will be unable to reopen one store in Missouri that was damaged by a fire.
In December 2015, we closed 10 branch locations in the U.K., incurring store closure costs of $4.3 million (£2.9 million) as part of an overall plan to reduce operating losses in the wake of ongoing regulatory and market changes in the U.K.

Impairments, store closure costs and severance costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Lease obligations and related costs	$5,883	1,620	1,711
Write-down and loss on disposal of fixed assets	1,510	772	2,253
Severance costs	—	1,226	327
Total restructuring costs	$7,393	$3,618	$4,291

Activity for the restructuring reserve for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016
Beginning balance - January 1	$1,258	$1,972
Additions and adjustments	7,393	3,618
Payments and write-downs	(4,232)	(4,332)
Ending balance - December 31	$4,419	$1,258

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Closed store reserves are included in the “Accounts payable and accrued liabilities” line item on the accompanying Consolidated Balance Sheets.

NOTE 11 – LONG-TERM DEBT
Long-term debt consisted of the following:

	December 31,	December 31,
(in thousands)	2017	2016
12.00% Senior Secured Notes (due 2022)	$585,823	$—
May 2011 Senior Secured Notes (due 2018)	—	223,164
May 2012 Senior Secured Notes (due 2018)	—	89,734
February 2013 Senior Secured Notes (due 2018)	—	101,184
February 2013 Cash Pay Notes (due 2017)	—	124,365
Non-Recourse U.S. SPV Facility	120,402	63,054
ABL Facility	—	23,406
Senior Revolver	—	—
Total long-term debt, including current portion	706,225	624,907
Less: current maturities of long-term debt	—	147,771
Long-term debt	$706,225	$477,136

12.00% Senior Secured Notes

On February 15, 2017 CFTC issued $470.0 million of 12.00% Senior Secured Notes due March 1, 2022. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The proceeds from the Notes were used, together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of our wholly-owned subsidiary, CURO Intermediate Holdings Corp. ("CURO Intermediate"), (ii) redeem the outstanding 12.00% Senior Cash Pay Notes due 2017, and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. Consequently, we received a $130.1 million dividend from CFTC in February 2017 to fund the redemption of the 12.00% Senior Cash Pay Notes. The extinguishment of the 10.75% Senior Secured Notes and the 12.00% Senior Cash Pay Notes resulted in a pretax loss of $12.5 million in the year ended December 31, 2017.

In connection with the February 2017 debt issuance we capitalized financing costs of approximately $14.0 million, the balance of which is included in the Consolidated Balance Sheets as a component of “Long-term debt,” and is being amortized over the term of the Senior Secured Notes and included as a component of interest expense.

On November 2, 2017, CFTC issued $135.0 million aggregate principal amount of additional 12.00% Senior
Secured Notes in a private offering exempt from the registration requirements of the Securities Act, or the Additional Notes Offering. The proceeds from the Additional Notes Offering were used, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to us, CFTC’s sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders holding a majority in the outstanding principal amount outstanding of the current 12.00% Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

In connection with the November 2017 debt issuance we capitalized financing costs of approximately $4.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of “Long-term debt,” and is being amortized over the term of the Senior Secured Notes and included as a component of interest expense.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Senior Secured Notes contain normal and customary affirmative and negative covenants. Certain of the more significant covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales and (c) limitations on our ability to incur additional indebtedness. The Senior Secured Notes also contain various events of default, the occurrence of which could result in the acceleration of all obligations under the Senior Secured Notes. As of December 31, 2017, we were in full compliance with the covenants and other provisions of the Senior Secured Notes.

On March 7, 2018, we used a portion of the net proceeds from the IPO to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022 and to pay related fees, expenses, premiums and accrued interest. See Note 25 - Subsequent Events of this Annual Report on Form 10-K for additional information about this transaction.

Non-Recourse U.S. SPV Facility

On November 17, 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides for an $80.0 million term loan and $45.0 million of initial revolving borrowing capacity, with the ability to expand such revolving borrowing capacity over time and an automatic expansion to $70.0 million on the six month anniversary of the closing date, (our “Non-Recourse U.S. SPV Facility”). Our Non-Recourse U.S. SPV Facility is secured by a first lien against assets of the SPV Borrower, which is a special purpose vehicle holding certain receivables originated by the operating entities of Intermediate and CURO Receivables Holdings I, LLC, a Delaware limited liability company (“Holdings”) which is a holding company that owns the equity of the SPV Borrower. The lender advances to the SPV Borrower 80% of the principal balance of the eligible installment loans that we sell to the SPV Borrower, which serve as collateral for the lender. As customer loan payments come into the SPV Borrower, such payments are subjected to a conventional priority-of-payment waterfall provided the loan-to-value doesn’t exceed 80%. The loans will bear interest at an annual rate of up to 12.0% plus the greater of (x) 1.0% per annum and (y) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. Revolving commitment terminations and voluntary prepayments of term loans made prior to the 30th month anniversary of the closing date are subject to a fee equal to 3.0% of the amount of revolving loans commitments terminated or term loans voluntarily prepaid.

The Non-Recourse U.S. SPV Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are (a) minimum monthly annualized net yield and (b) maximum average monthly net loss. The Non-Recourse U.S. SPV Facility also contains various events of default, the occurrence of which could result in termination of the lenders’ commitments to lend and the acceleration of all our obligations under the Non-Recourse U.S. SPV Facility. As of December 31, 2017, we were in full compliance with the covenants and other provisions of the Non-Recourse U.S. SPV Facility. This facility matures in 2021.

Senior Revolver

On September 1, 2017, we entered into a $25.0 million Senior Secured Revolving Loan Facility (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for our 12.00% Senior Secured Notes due 2022 and complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $25.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR plus 5.00% (subject to a 5% overall rate minimum) and is repayable on demand.

The terms of the Senior Revolver require that the outstanding balance be reduced to $0 for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries of CURO that guarantee our 12.00% Senior Secured Notes due 2022 and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 12.00% Senior Secured Notes due 2022. The revolver was undrawn at December 31, 2017.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Senior Revolver contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are (a) minimum eligible collateral value, (b) consolidated interest coverage ratio and (c) consolidated leverage ratio. The Senior Revolver also contains various events of default, the occurrence of which could result in termination of the lenders’ commitments to lend and the acceleration of all our obligations under the Senior Revolver. As of December 31, 2017, we were in full compliance with the covenants and other provisions of our Senior Revolver.

In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank.

In connection with this facility we capitalized financing costs of approximately $0.1 million, the balance of which are included in the Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

ABL Facility

On November 17, 2016, CURO Intermediate entered into a six-month recourse credit facility with Victory Park Management, LLC and certain other lenders which provides for $25.0 million of borrowing capacity, (our “ABL Facility”). Our ABL Facility is secured by a first lien against our assets and the assets of CURO Intermediate and its domestic subsidiaries. The lender advances to CURO Intermediate 80% of the principal balance of the eligible installment loans held by CURO Intermediate and its guarantor subsidiaries. As customer loan payments come into CURO Intermediate and its guarantor subsidiaries, such payments are subjected to a conventional priority-of-payment waterfall provided the loan-to-value doesn’t exceed 80%. The loans will bear interest at an annual rate of up to 8.0% plus the greater of (x) 1.0% per annum and (y) the three-month LIBOR. The ABL Facility provides that CURO Intermediate pays a 0.50% per annum commitment fee on the unused portion of the commitments and a 4.0% per annum monitoring fee on the loans outstanding. Commitment terminations and voluntary prepayments of loans made prior to the 30th month anniversary of the closing date of the Non-Recourse U.S. SPV Facility are subject to a fee equal to 3.0% of the amount of revolving loan commitments terminated or loans voluntarily prepaid. This facility matured in May 2017 and was fully converted to the Non-Recourse U.S. SPV Facility.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$7.3 million revolving credit facility with Royal Bank of Canada.  The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$7.3 million. As of December 31, 2017, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that include, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest (per annum) at the prime rate of a Canadian chartered bank plus 1.95%.

The Cash Money Revolving Credit Facility was undrawn at December 31, 2017 and December 31, 2016.

Subordinated Shareholder Debt

As part of the acquisition of Cash Money in 2011, we issued an Escrow Note to the Seller which provided us indemnification for certain claims. This note bears interest at 10.0% per annum, and quarterly interest payments

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

are due until the note matures in May 2019. The balance of this note at December 31, 2017 and December 31, 2016 was $2.4 million and $2.2 million, respectively.

10.75% Senior Secured Notes

In May 2011, CURO Intermediate issued and sold $250.0 million of 10.75% Senior Secured Notes due May 2018. In connection with this borrowing, we incurred $9.6 million of financing costs that were included as a direct reduction of Long-term debt and amortized over the term of the notes as a component of interest expense. In September 2016, CURO Intermediate made an open-market purchase of $25.1 million of the outstanding May 2011 10.75% Senior Secured Notes at 71.25% of the principal plus accrued and unpaid interest of $1.0 million and recognized a gain on extinguishment of $7.0 million related to the discount on repurchase, net of unamortized deferred financing costs and fees.

In May 2012, CURO Intermediate issued and sold $90.0 million of 10.75% Senior Secured Notes under the same indenture. These notes were issued at 101.75% of their face value for total proceeds of $91.6 million, with an effective interest rate of 10.35%. The original issue premium of $1.6 million was included as a component of Long-term debt and amortized over the term of the notes as a component of interest expense. In connection with this debt offering and an increase to our U.S. Revolving Credit Facility in 2012, we incurred $3.5 million of financing costs, the balance of which are included in the Consolidated Balance Sheets as a direct reduction of Long-term debt. The deferred financing costs were being amortized over the term of the notes and included as a component of interest expense.

In February 2013, CURO Intermediate issued and sold $100.0 million of 10.75% Senior Secured Notes under the same indenture. These notes were issued at 106.25% of their face value for total proceeds of $106.2 million, with an effective interest rate of 9.24%. The original issue premium of $6.2 million was included as a component of Long-term debt and amortized over the term of the notes as a component of interest expense. In connection with this debt offering and an increase to our U.S. Revolving Credit Facility in 2012, we incurred $2.9 million of financing costs, the balance of which were included in the Consolidated Balance Sheets as a direct reduction of Long-term debt. The deferred financing costs were being amortized over the term of the notes and included as a component of interest expense.

Interest was paid semi-annually on each of the issuances of 10.75% Senior Secured Notes on May 15 and November 15 of each applicable year. As discussed above, proceeds from the February 2017 12.00% Senior Secured Notes were used, together with available cash, to redeem the outstanding 10.75% Senior Secured Notes due 2018.

12.00% Senior Cash Pay Notes

In February 2013, Speedy Group issued $125.0 million 12.00% Senior Cash Pay Notes due November 15, 2017. In connection with this borrowing, we incurred $3.4 million of financing costs that were recorded as a direct reduction of Long-term debt and amortized over the term of the notes as a component of interest expense. As discussed above, these notes were redeemed in February 2017 using proceeds from the February 2017 12.00% Senior Secured Notes, together with available cash.

Ranking and Guarantees

The 12.00% Senior Secured Notes due 2022 rank senior in right of payment to all of our and our guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all our and our guarantor entities’ existing and our future senior indebtedness, including borrowings under our revolving credit facilities. Pursuant to our Inter-creditor Agreement, the Notes and the guarantees will be effectively subordinated to our credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of our subsidiaries that are not guarantors.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Notes are secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions. On or after March 1, 2019, we may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any to the applicable date of redemption. Prior to March 1, 2019, we will be able to redeem up to 40% of the Notes at a redemption price of 112.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date with the net cash proceeds of certain equity offerings. Prior to March 1, 2019, subject to certain terms and conditions, we will also be able to redeem the Notes at a redemption price of 100% of the principal amount of the Notes redeemed, plus the applicable premium and any accrued and unpaid interest to the redemption date.

Future Maturities of Long-Term Debt

Annual maturities of outstanding long-term debt (before deferred financing costs and premiums) for each of the five years after December 31, 2017 are as follows:

(in thousands)	Amount
2018	$—
2019	—
2020	—
2021	124,590
2022	605,000
$729,590

NOTE 12 – SHARE-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “Plan”) was originally approved by our shareholders in November 2010, and amended in December 2013. The Plan provides for the issuance of up to 2,160,000 shares, subject to certain adjustment provisions described in the Plan. The Plan provides for the granting of stock options, restricted stock, and stock grants. Awards may be granted to employees, consultants and our directors. The Plan provides that shares of Class B common stock subject to awards granted become available for issuance if such awards expire, terminate, are canceled for any reason, or are forfeited by the recipient. Pursuant to the formation of CURO, all of the rights and obligations under the stock option agreements were transferred from CFTC. Thus, the outstanding and unexercised options now represent an option to purchase the same number of shares of common stock of CURO at the same exercise price and on the same terms and conditions as provided in the original option agreement. In conjunction with approval of the 2017 Incentive Plan, no new awards will be granted under the plan.

The 2017 Incentive Plan was approved by our shareholders on November 8, 2017. The 2017 Incentive Plan provides for the issuance of up to 5,000,000 shares, subject to certain adjustment provisions described in the 2017 Incentive Plan, for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon our common stock. Awards may be granted to certain officers, employees, consultants and directors of the Company. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for issuance if such awards expire, terminate, are canceled for any reason, or are forfeited by the recipient.

Stock options are awards which allow the grantee to purchase shares of our common stock at prices equal to the fair value at the date of grant. The stock options that have been granted under the Plan thus far typically vest at a rate of 20% per year over a 5-year period, have a term of 10 years and are subject to limitations on transferability.

During the first quarter of 2017, we granted an incremental 54,396 stock options at an exercise price of $8.86 per share. The options vest ratably over a three year period and are subject to limitations on transferability. We also granted an incremental 45,000 stock options at an exercise price of $8.86 per share. The options primarily vest ratably over a five year period and are subject to limitations on transferability. The fair value of the options granted

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

was calculated at each grant date using a Black-Scholes option-pricing model which assumed the following weighted average assumptions: expected volatility of 45.3%, expected term of 6.1 years, risk-free interest rate of 2.2%, and expected dividend yield of 0%.

For the year ended December 31, 2016, the fair value of each stock option grant was estimated at the date of the grant using a Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 1.9%, expected term of options of 6.0 years, expected volatility of 44.7% and no expected dividends. There were no awards granted in 2015.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. We have estimated the expected term of our stock options using a formula considering the weighted average vesting term and the original contract term. The expected volatility is estimated based upon the historical volatility of publicly traded stocks from our industry sector (the alternative financial services sector). The expected risk-free interest rate is based on an average of various U.S. Treasury rates. We estimate forfeitures at the grant date based on its historical forfeiture rates.

Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. See Note 1. "Summary of Significant Accounting Policies and Nature of Operations" for additional information on our share-based compensation.

The following table summarizes our stock option activity for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,879,308	$2.73
Granted	99,396	$8.86
Exercised	—	—
Forfeited	(1,224)	$3.39
Outstanding at December 31, 2017	1,977,480	$3.04	5.2	$21,831
Options exercisable at December 31, 2017	1,520,688	$2.52	4.2	$17,579

Grants of restricted stock currently consist of restricted stock units (“RSUs”). Grants of restricted stock are valued at the date of grant based on the value of our common stock and are expensed using the straight-line method over the service period. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the status of non-vested restricted stock as of December 31, 2017, and changes during the year is presented in the following table:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Non-vested Restricted Stock	Shares	Weighted Average Grant Date Fair Value
December 31, 2016	—	—
Granted	1,516,241	$14.00
Vested	—	—
Forfeited	—	—
December 31, 2017	1,516,241	$14.00

Share-based compensation expense included in the Consolidated Statements of Income as a component of Corporate expenses is summarized in the following table:

(dollars in thousands)	2017	2016	2015
Pre-tax share-based compensation expense	$965	$1,148	$1,271
Income tax benefit	(386)	(459)	(508)
Total share-based compensation expense, net of tax	$579	$689	$763

As of December 31, 2017, there was $0.9 million of unrecognized compensation cost, net of estimated forfeitures, related to share-based awards, which will be recognized over a weighted-average period of 2.94 years.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) is comprised of the following:

(in thousands)	2017	2016	2015
Current tax provision
Federal	$20,829	$24,508	$8,716
State	2,445	5,495	486
Foreign	10,542	13,254	11,146
Total current provision	33,816	43,257	20,348
Deferred tax provision (benefit)
Federal	6,283	186	(1,167)
State	2,647	(134)	(221)
Foreign	(170)	(732)	(855)
Total deferred tax provision (benefit)	8,760	(680)	(2,243)
Total provision for income taxes	$42,576	$42,577	$18,105

On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed by the U.S. President, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions affecting the Company include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018 and a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Pursuant to ASC 740, the Company is required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities in the quarter the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows taxpayers to provide a provisional estimate of the impacts of the TCJA in its earnings for the year ended December 31, 2017. Accordingly, based on the current information available, the Company recorded estimated provisional additional income tax of $3.9 million. This charge is comprised of expense of $8.1 million related to the deemed

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

repatriation of unremitted earnings of foreign subsidiaries and a benefit of $4.2 million related to the remeasurement of the company’s net deferred tax liabilities arising from a lower U.S. corporate tax rate. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We intend to complete our accounting under the Tax Act within the measurement period set forth in SAB 118. The incremental expense for the deemed repatriation of unremitted earnings of foreign subsidiaries will be paid in cash as follows:

Tax Period	Payment Due (in thousands)
2017	$644
2018	644
2019	644
2020	644
2021	644
2022	1,208
2023	1,610
2024	2,013
Total	$8,051

The benefit associated with the remeasurement of the company's net deferred tax liabilities arising from a lower U.S corporate tax rate will be recognized as cash benefits at varying times as related assets and liabilities impact current tax expense.

Additional impacts from the enactment of the TCJA will be recorded as they are identified during the remeasurement period ending no later than December 22, 2018 as provided for in SAB 118. The charge recorded for the year represents the company’s best estimate of the impact of the TCJA.

As of December 31, 2017, we have estimated and provided U.S. net tax of $8.1 million on our cumulative undistributed earnings as part of the repatriation tax provision in the TCJA. We intend to reinvest our foreign earnings indefinitely in our non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $154.8 million were distributed to the U.S., we would be subject to estimated Canadian withholding taxes of approximately $7.7 million. In the event the earnings were distributed to the U.S., we would adjust our income tax provision for the period and would determine the amount of foreign tax credit that would be available.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The sources of deferred income tax assets (liabilities) are summarized as follows:

(in thousands)	2017	2016
Deferred tax assets related to:
Loans receivable	$1,027	$8,142
Accrued expenses and other reserves	3,668	8,630
Compensation accruals	3,921	4,387
Deferred revenue	86	247
State and provincial net operating loss carryforwards	822	516
Foreign net operating loss and capital loss carryforwards	15,847	12,953
Tax credit carryforwards	—	284
Gross deferred tax assets	25,371	35,159
Less: Valuation allowance	(17,570)	(14,072)
Net deferred tax assets	$7,801	$21,087
Deferred tax liabilities related to:
Property and equipment	$(2,776)	$(5,564)
Goodwill and other intangible assets	(15,395)	(17,015)
Prepaid expenses and other assets	(344)	(186)
Gross deferred tax liabilities	(18,515)	(22,765)
Net deferred tax liabilities	$(10,714)	$(1,678)

Deferred tax assets and liabilities are included on the following line items in the Consolidated Balance Sheets:

(in thousands)	2017	2016
Net current deferred tax assets	$772	$12,635
Net long-term deferred tax liabilities	(11,486)	(14,313)
Net deferred tax liabilities	$(10,714)	$(1,678)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Differences between our effective tax rate computed on net earnings before income taxes and the statutory federal income tax rate are as follows:

(in thousands)	2017	2016	2015
Income tax expense using the statutory federal rate in effect	$32,105	$37,807	$12,556
Tax effect of:
State, local and provincial income taxes, net of federal benefit	7,164	9,045	4,373
Tax credits	(450)	(713)	—
Nondeductible expenses	536	521	263
Impact of goodwill impairment charges	—	—	310
Nontaxable income	—	—	—
Foreign exchange gain/loss on intercompany loan	899	—	(1,423)
Valuation allowance for foreign and state net operating loss and capital loss carryforwards	2,393	3,129	5,827
Effects of foreign rates different than U.S. statutory rate	(5,370)	(7,569)	(3,350)
Deferred remeasurement	886	205	62
Repatriation tax	8,100	—	—
Deferred remeasurement due to the TCJA	(4,162)	—	—
Other	476	152	(513)
Total provision for income taxes	$42,577	$42,577	$18,105
Effective tax rate	46.4%	39.4%	50.5%
Statutory federal tax rate	35.0%	35.0%	35.0%

At December 31, 2017 and December 31, 2016 we had no reserves related to uncertain tax positions.

The tax years 2014 through 2016 remain open to examination by the taxing authorities in the U.S. The tax years 2010 through 2016 remain open to examination by the taxing authorities in the UK. The tax years 2012 through 2016 remain open to examination by the taxing authorities in Canada. We expect no material change related to our current positions in recorded unrecognized income tax benefit liability in the next twelve months.

We file income tax returns in U.S. federal jurisdictions, the U.K., Canada (including provinces), and various state jurisdictions.

A summary of the valuation allowance is as follows:

(in thousands)	2017	2016	2015
Balance at the beginning of year	$14,072	$13,097	$5,447
Revaluation of valuation allowance due to change in statutory rates	—	(1,234)	—
Increase to balance charged as expense	2,393	3,129	5,827
(Decrease) increase to balance charged to Other Comprehensive Income	(101)	1,627	2,099
Effect of foreign currency translation	1,209	(2,547)	(276)
Balance at end of year	$17,573	$14,072	$13,097

As of December 31, 2017, we had as filed foreign operating loss carryforwards of $14.4 million and additional accrued foreign operating loss and capital loss carryforwards of $2.1 million. The UK net operating loss carryforwards do not expire and can be used at any time. The Canadian net operating loss carryforwards expire after 20 years. As of December 31, 2017, we have $0.9 million of deferred tax assets on foreign entities with foreign operating loss carryforwards. We are not expecting to have taxable income in the near future in these jurisdictions and have recorded a $16.5 million valuation allowance related to these foreign operating losses and a $0.9 million valuation allowance related to the deferred tax assets. As of December 31, 2017, we had as filed

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

state operating loss carryforwards of $0.2 million and accrued utilization of state operating loss carryforwards and additional state operating losses that are not material. These carryforwards expire in varying amounts in years 2018 through 2037 and are generated in states in which we may have taxable income in the near future. We have recorded a valuation allowance of $0.2 million related to these state operating losses. As of December 31, 2017 we have a state tax credit carryforward of $0.3 million. During 2017, 2016 and 2015 we did not record any estimated interest or penalties.

NOTE 14 – FINANCIAL INSTRUMENTS AND CONCENTRATIONS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs.
The three levels of inputs used to measure fair value are listed below.

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have access to at the measurement date.

Level 2 – Inputs include quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflecting our own judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. We develop these inputs based on the best information available, including our own data.

Financial Assets and Liabilities Not Measured at Fair Value

The table below presents the assets and liabilities that were not measured at fair value at December 31, 2017.

		Estimated Fair Value
(dollars in thousands)	Carrying Value December 31, 2017	Level 1	Level 2	Level 3	December 31, 2017
Financial assets:
Cash	$162,374	$162,374	$—	$—	$162,374
Restricted cash	12,117	12,117	—	—	12,117
Loans receivable, net	363,269	—	—	363,269	363,269
Investment	5,600	—	—	5,600	5,600
Financial liabilities:
Credit services organization guarantee liability	$17,795	$—	$—	$17,795	$17,795
2017 Senior Secured Notes	585,823	—	—	663,475	663,475
Non-Recourse U.S. SPV facility	120,402	—	—	124,590	124,590

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The table below presents the assets and liabilities that were not measured at fair value at December 31, 2016.

		Estimated Fair Value
(dollars in thousands)	Carrying Value December 31, 2016	Level 1	Level 2	Level 3	December 31, 2016
Financial assets:
Cash	$193,525	$193,525	$—	$—	$193,525
Restricted cash	7,828	7,828	—	—	7,828
Loans receivable, net	247,004	—	—	247,004	247,004
Financial liabilities:
Credit services organization guarantee liability	$17,052	$—	$—	$17,052	$17,052
May 2011 Senior Secured Notes	223,164	216,449	—	—	216,449
May 2012 Senior Secured Notes	89,734	86,625	—	—	86,625
February 2013 Senior Secured Notes	101,184	96,250	—	—	96,250
February 2013 Cash Pay Notes	124,365	118,301	—	—	118,301
Non-Recourse U.S. SPV facility	63,054	—	—	68,311	68,311
ABL facility	23,406	—	—	23,406	23,406

Loans receivable are carried on the Consolidated Balance Sheets net of the allowance for estimated loan losses, which is calculated primarily based upon models that back-test subsequent collections history for each type of loan product. The unobservable inputs used to calculate the carrying value include additional quantitative factors, such as current default trends and changes to the portfolio mix are also considered in evaluating the accuracy of the models; as well as additional qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. Loans generally have terms ranging from 1 day to 48 months. The carrying value of loans receivable approximates the fair value.

In connection with our CSO programs, the accounting for which is discussed in detail in Note 1, we guarantee consumer loan payment obligations to unrelated third-party lenders for loans that we arrange for consumers on the third-party lenders’ behalf. We are required to purchase from the lender defaulted loans we have guaranteed. The estimated fair value of the guarantee liability related to CSO loans we have guaranteed was $17.8 million and $17.1 million as of December 31, 2017 and December 31, 2016, respectively. The initial measurement of this guarantee liability is recorded at fair value using Level 3 inputs with subsequent measurement of the liability measured as a contingent loss. The unobservable inputs used to calculate fair value include the nature of the loan products, the creditworthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions.

The fair value of our Senior Secured Notes was based on broker quotations. The fair values of the Non-Recourse U.S. SPV facility and the ABL facility were based on the cash needed for final settlement.

Derivative Financial Instrument

We had a cash flow hedge in which the hedging instrument was a forward extra to sell GBP 4,800,000 that expired in May 2017. We performed an assessment that determined that all critical terms of the hedging instrument and the hedged transaction match and as such qualitatively concluded that changes in the hedge’s intrinsic value would completely offset the change in the expected cash flows based on changes in the spot rate.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Since the effectiveness of this hedge was assessed based on changes in the hedge’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness.

Changes in the hedge’s intrinsic value, to the extent that they were effective as a hedge, were recorded in other comprehensive income. As of December 31, 2017 we have recorded a realized loss of $0.3 million, in our consolidated statement of income associated with this hedge.

Concentration Risk
We are subject to regulation by federal, state and provincial governmental authorities that affect the products and services that we provide, particularly Single-Pay loans. The level and type of regulation for payday advance loans varies greatly by jurisdiction, ranging from jurisdictions with moderate regulations or legislation, to other jurisdictions having very strict guidelines and requirements.
Revenues originated in Texas, Ontario, and California represented approximately 25.6%, 12.9%, and 17.7%, respectively, of our consolidated total revenues for the year ended December 31, 2017. Revenues originated in Texas, Ontario, and California represented approximately 26.1%, 14.4%, and 15.1%, respectively, of our consolidated total revenues for the year ended December 31, 2016.
To the extent that laws and regulations are passed that affect the manner in which we conduct business in any one of those markets, our financial position, results of operations and cash flows could be adversely affected. Additionally, our ability to meet our financial obligations could be negatively impacted.
We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our concentration risk by placing our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the financial institutions holding such deposits. Historically, we have not experienced any losses due to such cash concentration.
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of our loans receivable. Concentrations of credit risk with respect to loans receivable are limited due to the large number of customers comprising our customer base.

Purchase of Cognical Holdings Inc. Preferred Shares

In April 2017, we purchased 2,926,715 preferred shares of Cognical Holdings, Inc. ("Cognical") for $5.0 million and in October 2017 we purchased an additional 365,839 preferred shares for $0.6 million. As a result of these transactions, we own 9.4% of the equity of Cognical. Cognical has also awarded us warrants, subject to a certain vesting schedule, to purchase the common stock of Cognical in partial consideration of services provided by Cognical. These purchases are recorded in Other assets on our Consolidated Balance Sheets, and we have accounted for this investment and its related warrants using the fair value method of accounting.

Cognical operates under an online website, www.zibby.com. Zibby is a leasing platform for online, brick and mortar and omni-channel retailers. Customers can apply in 30 seconds in-store or via the Zibby button on a retailer’s website and be approved for $300 to $3,500. Zibby increases retailer sales by providing a fast and easy lease payment option for nonprime customers seeking to acquire furniture, appliances, electronics and other consumer durables.

NOTE 15 – STOCKHOLDERS' EQUITY
In connection with the formation of CURO Group in 2013, the stockholders entered into an Investor Rights Agreement. In connection with the completion of the Company's Initial Public offering, the Company entered into the Amended and Restated Investors Rights Agreement with certain of the company's existing shareholders, including the Founder Holders and the Freidman Fleisher & Lowe Capital Partners II, L.P. (and its affiliated funds, the “FFL Funds”), whom we collectively refer to as the principal holders. Pursuant to the amended and restated

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

investors rights agreement, the Company has agreed to register the sale of shares of our common stock held by the principal holders under certain circumstances.

We filed an amendment to our certificate of incorporation on December 6, 2017, that effected a 36-for-1 split of our common stock. Additionally, we filed an amended and restated certificate of incorporation on December 11, 2017, that, among other things, changed the authorized number of shares of our common stock to 250,000,000, consisting of 225,000,000 shares of common stock, with a par value of $0.001 per share and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

On December 7, 2017, our stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." We completed our initial public offering ("IPO") of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share. In connection with the closing, the underwriters had a 30-day option to purchase up to an additional 1,000,000 shares at the initial public offering prices, less the underwriting discount to over-allotments, if any. The underwriters exercised this option on January 5, 2018.

Our net proceeds from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were $81.1 million. On March 7, 2018, we used the net proceeds to redeem portions of the 12.00% Senior Secured Notes due 2022 and to pay related fees, expenses, premiums and accrued interest. See Note 25 - Subsequent Events for additional information about this transaction.

As discussed in Note 11 Long-Term Debt, CFTC paid us a $130.1 million dividend in February 2017 to fund the redemption of the 12.00% Senior Cash Pay Notes. We paid dividends of $28.0 million and $8.5 million to our stockholders, in May 2017 and August 2017, respectively.  On October 16, 2017, we declared a dividend of $5.5 million, which was paid to our stockholders on October 16, 2017. In connection with issuance of $135.0 million of additional 12.00% Senior Secured Notes on November 2, 2017, CFTC paid a cash dividend in the amount of $140.0 million to us, and we declared a dividend of $140.0 million, which was paid to our stockholders on November 2, 2017.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Cash paid for:
Interest	$60,054	$61,019	$61,802
Income taxes	26,863	43,650	26,001
Non-cash investing activities:
Payment for repurchase of May 2011 Senior Secured Notes accrued in accounts payable	—	18,939	—
Property and equipment accrued in accounts payable	1,631	3,338	4,758

NOTE 17 – SEGMENT REPORTING
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision making purposes. We have three reportable operating segments: the U.S., Canada and the U.K.
U.S. - As of December 31, 2017, we operated a total of 214 U.S. retail locations and we have online presence in 27 states. We provide Single-Pay Loans, Installment Loans and Open-End Loans, vehicle title loans, check cashing, gold buying, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to our customers in the United States.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Canada -We operate under the Cash Money and LendDirect brands in Canada. As of December 31, 2016 we operated a total of 193 stores across seven Canadian provinces and territories and we have online presence in five provinces. We provide Single-Pay Loans, Installment Loans, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to our customers in Canada.

U.K. -We operate under the Speedy Cash ®, WageDayAdvance and Juo Loans brands in the United Kingdom. During 2017, we closed our remaining 13 retail Speedy Cash locations in the United Kingdom as we moved to focus on our online loans to U.K. customers, offered as WageDayAdvance and Juo Loans.

Management’s evaluation of segment performance utilizes gross margin and operating profit before the allocation of interest expense and professional services. The following reporting segment results reflect this basis for evaluation and were determined in accordance with the same accounting principles used in our consolidated financial statements.
The following table illustrates summarized financial information concerning our reportable segments:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Revenues by segment:
U.S.	$737,729	$606,798	$573,664
Canada	186,408	188,078	184,859
U.K.	39,496	33,720	54,608
Consolidated revenue	$963,633	$828,596	$813,131
Gross margin by segment:
U.S.	$267,215	$204,328	$151,628
Canada	67,950	78,639	77,469
U.K.	14,072	10,289	9,504
Consolidated gross margin	$349,237	$293,256	$238,601
Segment operating income (loss):
U.S.	$51,459	$56,778	$4,200
Canada	50,797	60,482	56,208
U.K.	(10,527)	(9,239)	(24,534)
Consolidated operating profit	$91,729	$108,021	$35,874
Expenditures for long-lived assets by segment:
U.S.	$7,405	$10,125	$8,642
Canada	1,309	5,872	11,062
U.K.	1,043	29	128
Consolidated expenditures for long-lived assets	$9,757	$16,026	$19,832
The following table provides the proportion of gross loans receivable by segment:

(dollars in thousands)	December 31, 2017	December 31, 2016
U.S.	$308,696	$206,215
Canada	104,551	66,988
U.K.	19,590	12,993
Total gross loans receivable	$432,837	$286,196

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table illustrates our net long-lived assets, comprised of property and equipment by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(dollars in thousands)	December 31, 2017	December 31, 2016
U.S.	$52,627	$58,733
Canada	32,924	34,310
U.K.	1,535	2,853
Total	$87,086	$95,896

Our chief operating decision maker does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 18 – CONTINGENT LIABILITIES
Harrison, et al v. Principal Investments, Inc. et al

During the period relevant to this class action litigation, we pursued in excess of 16,000 claims in the limited actions and jurisdiction court in Clark County, Nevada, seeking payment of loans on which customers had defaulted. We utilized outside counsel to file these debt collection lawsuits. On Scene Mediations, a process serving company, was employed to serve the summons and petitions in the majority of these cases. In an unrelated matter, the principal of On Scene Mediations was convicted of multiple accounts of perjury and filing false affidavits to obtain judgments on behalf of a Las Vegas collection agency. In September 2010, we were sued by four former customers in a proposed class action suit filed in the District Court in Clark County, Nevada. The plaintiffs in this case claimed that they, and others in the proposed class, were not properly served notice of the debt collection lawsuits by us.

On June 7, 2017, the parties reached a settlement in this matter. We have accrued approximately $2.3 million as a result of this settlement as of December 31, 2017. At a hearing before the District Court in Clark County, Nevada, on July 24, 2017 the court granted preliminary approval of the settlement. On October 30, 2017, the court issued final approval of the class settlement.

Reimbursement Offer; Possible Changes in Payment Practices

During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we have decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (1) claims from potentially affected borrowers stating that they were in fact confused by our practices and (2) bank statements from such borrowers showing that fees for which reimbursement is sought were incurred at a time that such borrowers might reasonably have been confused about our practices. Based on the terms of the reimbursement offer we are currently considering, we have recorded a $2.0 million liability for this matter as of December 31, 2017.

City of Austin

We were cited on July 5, 2016 by the City of Austin, Texas for alleged violations of the Austin, Texas ordinance addressing products offered by CSOs. The Texas ordinances regulate aspects of products offered under our Credit Access Business programs, including loan sizes and repayment terms. We believe that: (1) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (2) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

further proceedings. We appealed the County Court's decision in October 2017, and the appeal is currently pending. We will not have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.

Other Legal Matters

We are also a defendant in certain routine litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, based upon the advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 19 – OPERATING LEASES

We entered into operating lease agreements for the buildings in which we operate that expire at various times through 2030. The majority of the leases have an original term of five years with two 5-year renewal options. Most of the leases have escalation clauses and several also require payment of certain period costs including maintenance, insurance and property taxes.

Some of the leases are with related parties and have terms similar to the non-related party leases previously described. Rent expense on unrelated third-party leases for the years ended December 31, 2017, 2016 and 2015 was $23.6 million, $23.1 million and $23.3 million, respectively; and for related party leases was $3.3 million, $3.3 million and $3.2 million, respectively.

The following table summarizes the future minimum lease payments that we are contractually obligated to make under operating leases as of December 31, 2017 (in thousands):

	Third Party	Related Party	Total
2018	$22,920	$3,396	$26,316
2019	20,046	3,241	23,286
2020	16,335	3,242	19,578
2021	13,212	3,278	16,489
2022	10,665	3,266	13,931
Thereafter	18,532	784	19,316
Total	$101,709	$17,207	$118,916

NOTE 20 – RELATED PARTY TRANSACTIONS

We employ the services of Ad Astra Recovery Services, Inc. (“Ad Astra”), which is owned by our founders. Ad Astra provides third party collection activities for our U.S. operations. Generally, once loans are between 91 and 121 days delinquent we refer them to Ad Astra for collections. Ad Astra earns a commission fee equal to 30% of any amounts successfully recovered. Payments collected by Ad Astra on our behalf and commissions payable to Ad Astra are net settled on a one month lag. The net amount receivable from Ad Astra at December 31, 2017, 2016 and 2015 was $0.7 million, $0.6 million, and $0.2 million, respectively. These amounts are included in “Prepaid expenses and other” in the Consolidated Balance Sheets. The commission expense paid to Ad Astra for the years ended December 31, 2017, 2016 and 2015 was $12.4 million, $12.1 million and $10.6 million, respectively, and is included in “Other costs of providing services” in the Consolidated Statements of Income.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

We have entered into several operating lease agreements for our corporate office, collection office, and stores in which we operate, with several real estate entities that are related through common ownership. These operating leases are discussed in Note 19 - Operating Leases.

NOTE 21 – BENEFIT PLANS

In conjunction with our IPO we instituted the 2017 Employee Stock Purchase Plan ("ESPP") that provides certain of our employees the opportunity to purchase shares of our common stock through separate offerings that may vary in terms. We have provided for the issuance of up to 2,500,000 shares to be utilized in the ESPP.

In 2015 we instituted a nonqualified deferred compensation plan that provides certain of our employees with the opportunity to elect to defer his or her base salary and performance-based compensation, which upon such election, will be credited to the applicable participant’s deferred compensation account. Participant contributions are fully vested at all times. Each deferred compensation account will be invested in one or more investment funds made available by us and selected by the participant. We may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, determined annually by us. Our contributions vest over a term of three years. Each vested deferred compensation account will be paid out in a lump sum either upon a participant’s separation from service with us or a future date chosen by the participant at the time of enrollment. The amount deferred under this plan totaled $3.3 million, $1.4 million and $0.2 million as of December 31, 2017, 2016 and 2015, respectively, and was recorded in long-term liabilities.

In 2014 we instituted a pension plan which covers all U.K. employees. Employees are automatically enrolled at 1% of their compensation, and we will match the employee’s contribution up to 3% of the employee’s compensation. Our contributions to the plan were $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In 2013 we instituted a Registered Retirement Savings Plan (“RRSP”) which covers all Canadian employees. We match the employee contribution at a rate of 50% of the first 6% of compensation contributed to the RRSP. Employee contributions vest immediately. Employer contributions vest 50% after one year and 100% after two years. Our contributions to the RRSP were $0.2 million for each of the years ended December 31, 2017, 2016 and 2015.

In 2010 we instituted a 401(k) retirement savings plan which covers all U.S. employees. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the plan. We match the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Our contributions to the plan were $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We own life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. These policies are recorded at their cash surrender value and are included in other assets. Income generated from policies is recorded as other income.

NOTE 22 – EARNINGS PER SHARE

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31,
	2017	2016	2015
Basic: (1)
Net income	$49,153	$65,444	$17,769
Weight average common shares	38,351	37,908	37,908
Basic earnings per share	$1.28	$1.73	$0.47
(1) The per share information has been adjusted to give effect to the 36-to-1 stock split of our common stock which was effective December 6, 2017.

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Diluted: (1)
Net income	$49,153	$65,444	17,769
Weight average common shares (basic)	38,351	37,908	37,908
Dilutive effect of stock options	926	895	987
Weighted average common shares -- diluted	39,277	38,803	38,895
Diluted earnings per share	$1.25	$1.69	$0.46
(1) The per share information has been adjusted to give effect to the 36-to-1 stock split of our common stock which was effective December 6, 2017.

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the year ended December 31, 2016, there were 72,000 potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the years ended December 31, 2017 and 2015, no potential common shares were excluded from the calculation of diluted earnings per share.

NOTE 23 - SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth the quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

Year ended December 31, 2017	March 31	June 30	September 30	December 31	Fiscal Year
Net Revenue	$162,844	$151,498	$155,778	$167,287	$637,407
Gross Margin	94,905	82,002	80,166	92,164	349,237
Net income before income taxes	26,088	26,961	19,682	18,998	91,729
Net Income	16,638	16,342	9,762	6,411	49,153
Net Income per share - Basic	$0.44	$0.43	$0.26	$0.15	$1.28
Net Income per share - Diluted	$0.43	$0.42	$0.25	$0.15	$1.25

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Year ended December 31, 2016	March 31	June 30	September 30	December 31	Fiscal Year
Net Revenue	$160,212	$136,278	$135,900	$137,917	$570,307
Gross Margin	94,173	68,851	67,035	63,197	293,256
Net income before income taxes	44,006	21,034	25,860	17,121	108,021
Net Income	26,910	13,172	15,777	9,585	65,444
Net Income per share - Basic	$0.71	$0.35	$0.42	$0.25	$1.73
Net Income per share - Diluted	$0.70	$0.34	$0.41	$0.24	$1.69

NOTE 24 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On February 15, 2017, CFTC issued $470.0 million aggregate principal amount 12.00% senior secured notes due March 1, 2022, the proceeds of which were used together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of our wholly owned subsidiary, CURO Intermediate, (ii) redeem our outstanding 12.00% Senior Cash Pay Notes due 2017, and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. The Senior Secured Notes were sold to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”); or outside the U.S. to non-U.S. Persons in compliance with Regulation S of the Securities Act.

On November 2, 2017, CFTC issued $135.0 million aggregate principal amount of additional 12.00% Senior
Secured Notes in a private offering exempt from the registration requirements of the Securities Act, or the Additional Notes Offering. The proceeds from the Additional Notes Offering were used, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to us, CFTC’s sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders holding a majority in the outstanding principal amount outstanding of the current 12.00% Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

The following condensed consolidating financing information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	CFTC as the issuer of the 12.00% senior secured notes;

(ii)	CURO Intermediate as the issuer of the 10.75% senior secured notes that were redeemed in February 2017;

(iii)
Our subsidiary guarantors, which are comprised of our domestic subsidiaries, excluding CFTC and CURO Intermediate (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 12.00% senior secured notes issued in February 2017 and the 10.75% senior secured notes redeemed in February 2017;

(iv)	Our other subsidiaries on a consolidated basis, which are not guarantors of the 12.00% senior secured notes or the 10.75% senior secured notes (the “Subsidiary Non-Guarantors”)

(v)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in our subsidiaries;

(vi)	Us and our subsidiaries on a consolidated basis.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Condensed Consolidating Balance Sheets

	December 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$—	$117,379	$44,915	$—	$—	$162,294	$80	$—	$162,374
Restricted cash	—	—	1,677	3,569	6,871	—	12,117	—	—	$12,117
Loans receivable, net	—	—	84,912	110,651	167,706	—	363,269	—	—	$363,269
Deferred income taxes	—	2,154	(4,646)	3,502	—	—	1,010	(238)	—	$772
Income taxes receivable	—	—	—	—	—	—	—	3,455	—	$3,455
Prepaid expenses and other	—	—	38,277	3,353	—	—	41,630	882	—	$42,512
Property and equipment, net	—	—	52,627	34,459	—	—	87,086	—	—	$87,086
Goodwill	—	—	91,131	54,476	—	—	145,607	—	—	$145,607
Other intangibles, net	16	—	5,418	27,335	—	—	32,769	—	—	$32,769
Intercompany receivable	—	37,877	33,062	(30,588)	—	(40,351)	—	—	—	$—
Investment in subsidiaries	(14,504)	899,371	—	—	—	(884,867)	—	(84,889)	84,889	$—
Other	5,713	—	3,017	1,040	—	—	9,770	—	—	$9,770
Total assets	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$2,606	$13	$35,753	$15,954	$12	$—	$54,338	$1,454	$—	$55,792
Deferred revenue	—	—	6,529	5,455	—	—	11,984	—	—	11,984
Income taxes payable	(49,738)	70,231	(18,450)	2,077	—	—	4,120	—	—	4,120
Accrued interest	24,201	—	—	—	1,266	—	25,467	—	—	25,467
Payable to CURO	184,348	—	(95,048)	—	—	—	89,300	(89,300)	—	—
CSO guarantee liability	—	—	17,795	—	—	—	17,795	—	—	17,795
Deferred rent	—	—	9,896	1,681	—	—	11,577	—	—	11,577
Long-term debt (excluding current maturities)	585,823	—	—	—	120,402	—	706,225	—	—	706,225
Subordinated shareholder debt	—	—	—	2,381	—	—	2,381	—	—	2,381
Intercompany payable	(668,536)	876,869	(124,332)	40,351	(84,001)	(40,351)	—	—	—	—
Other long-term liabilities	—	—	3,969	1,799	—	—	5,768	—	—	5,768
Deferred tax liabilities	(2,590)	6,793	(143)	7,426	—	—	11,486	—	—	11,486
Total liabilities	76,114	953,906	(164,031)	77,124	37,679	(40,351)	940,441	(87,846)	—	852,595
Stockholders' equity	(84,889)	(14,504)	586,885	175,588	136,898	(884,867)	(84,889)	7,136	84,889	7,136
Total liabilities and stockholders' equity	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	December 31, 2016
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$1,954	$127,712	$63,779	$—	$—	$193,445	$80	$—	$193,525
Restricted cash	—	459	1,223	3,376	2,770	—	7,828	—	—	7,828
Loans receivable, net	—	—	67,558	71,381	108,065	—	247,004	—	—	247,004
Deferred income taxes	2,833	8,802	2,925	2,768	—	(4,693)	12,635	—	—	12,635
Income taxes receivable	34,667	—	—	6,151	—	(37,710)	3,108	6,270	—	9,378
Prepaid expenses and other	—	—	32,964	4,205	—	—	37,169	4,735	(2,656)	39,248
Property and equipment, net	—	—	58,733	37,163	—	—	95,896	—	—	95,896
Goodwill	—	—	91,131	50,423	—	—	141,554	—	—	141,554
Other intangibles, net	19	—	5,616	25,266	—	—	30,901	—	—	30,901
Intercompany receivable	—	55,444	383,887	—	—	(439,331)	—	—	—	—
Investment in subsidiaries	187,473	830,443	—	—	—	(1,017,916)	—	155,964	(155,964)	—
Other	—		1,745	1,084	—	—	2,829		—	2,829
Total assets	$224,992	$897,102	$773,494	$265,596	$110,835	$(1,499,650)	$772,369	$167,049	$(158,620)	$780,798
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$253	$3	$32,528	$9,900	$—	$—	$42,684	$(21)	$—	$42,663
Deferred revenue	—	—	6,520	5,822	—	—	12,342		—	12,342
Income taxes payable	—	23,087	12,952	3,043	—	(37,710)	1,372		—	1,372
Current maturities of long-term debt	—	23,406	—	—	—	—	23,406	124,365	—	147,771
Accrued interest	—	5,575	—	—	775	—	6,350	1,833	—	8,183
Payable to CURO	2,656	—	—	—	—	—	2,656		(2,656)	—
CSO guarantee liability	—	—	17,052	—	—	—	17,052		—	17,052
Deferred rent	—	—	10,006	1,862	—	—	11,868		—	11,868
Long-term debt (excluding current maturities)	—	414,082	—	—	63,054	—	477,136		—	477,136
Subordinated shareholder debt	—	—	—	2,227	—	—	2,227		—	2,227
Intercompany payable	65,822	233,537	—	85,346	54,626	(439,331)	—		—	—
Other long-term liabilities	299	—	1,741	2,976	—	—	5,016		—	5,016
Deferred tax liabilities	(2)	9,914	2,495	6,582	—	(4,693)	14,296	17	—	14,313
Total liabilities	69,028	709,604	83,294	117,758	118,455	(481,734)	616,405	126,194	(2,656)	739,943
Stockholders' equity	155,964	187,498	690,200	147,838	(7,620)	(1,017,916)	155,964	40,855	(155,964)	40,855
Total liabilities and stockholders' equity	$224,992	$897,102	$773,494	$265,596	$110,835	$(1,499,650)	$772,369	$167,049	$(158,620)	$780,798

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)
Condensed Consolidating Statements of Income

	Year Ended December 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$465,170	$225,904	$272,559	$—	$963,633	$—	$—	$963,633
Provision for losses	—	—	164,068	58,735	103,423	—	326,226	—	—	326,226
Net revenue	—	—	301,102	167,169	169,136	—	637,407	—	—	637,407
Cost of providing services:
Salaries and benefits	—	—	69,927	35,269	—	—	105,196	—	—	105,196
Occupancy	—	—	31,393	23,219	—	—	54,612	—	—	54,612
Office	—	—	16,884	4,518	—	—	21,402	—	—	21,402
Other store operating expenses	—	—	48,163	6,231	508	—	54,902	—	—	54,902
Advertising	—	—	36,148	15,910	—	—	52,058	—	—	52,058
Total cost of providing services	—	—	202,515	85,147	508	—	288,170	—	—	288,170
Gross Margin	—	—	98,587	82,022	168,628	—	349,237	—	—	349,237
Operating (income) expense:
Corporate, district and other	7,549	(25)	108,901	34,170	451	—	151,046	3,927	—	154,973
Intercompany management fee	—	—	(23,741)	13,970	9,771	—	—	—	—	—
Interest expense	55,809	9,613	(124)	189	13,887	—	79,374	3,310	—	82,684
Loss on extinguishment of debt	—	11,884	—	—	—	—	11,884	574	—	12,458
Restructuring costs	—	—	—	7,393	—	—	7,393	—	—	7,393
Intercompany interest (income) expense	—	(4,216)	(678)	4,894	—	—	—	—	—	—
Total operating expense	63,358	17,256	84,358	60,616	24,109	—	249,697	7,811	—	257,508
Net income (loss) before income taxes	(63,358)	(17,256)	14,229	21,406	144,519	—	99,540	(7,811)	—	91,729
Provision for income tax expense (benefit)	(24,077)	73,218	(13,752)	10,372	—	—	45,761	(3,185)	—	42,576
Net income (loss)	(39,281)	(90,474)	27,981	11,034	144,519	—	53,779	(4,626)	—	49,153
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	53,779	(53,779)	—
CURO Intermediate	(90,474)	—	—	—	—	90,474	—	—	—	—
Guarantor Subsidiaries	27,981	—	—	—	—	(27,981)	—	—	—	—
Non-Guarantor Subsidiaries	11,034	—	—	—	—	(11,034)	—	—	—	—
SPV Subs	144,519	—	—	—	—	(144,519)	—	—	—	—
Net income (loss) attributable to CURO	$53,779	$(90,474)	$27,981	$11,034	$144,519	$(93,060)	$53,779	$49,153	$(53,779)	$49,153

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Year Ended December 31, 2016
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$581,820	$221,799	$24,977	$—	$828,596	$—	$—	$828,596
Provision for losses	—	—	176,546	50,540	31,203	—	258,289	—	—	258,289
Net revenue	—	—	405,274	171,259	(6,226)	—	570,307	—	—	570,307
Cost of providing services:
Salaries and benefits	—	—	69,549	34,992	—	—	104,541	—	—	104,541
Occupancy	—	—	31,451	23,058	—	—	54,509	—	—	54,509
Office	—	—	15,883	4,580	—	—	20,463	—	—	20,463
Other store operating expenses	—	—	47,491	6,120	6	—	53,617	—	—	53,617
Advertising	—	—	30,340	13,581	—	—	43,921	—	—	43,921
Total cost of providing services	—	—	194,714	82,331	6	—	277,051	—	—	277,051
Gross Margin	—	—	210,560	88,928	(6,232)	—	293,256	—	—	293,256
Operating (income) expense:
Corporate, district and other	1,898	338	85,452	36,140	—	—	123,828	446	—	124,274
Intercompany management fee	—	—	(12,632)	12,632	—	—	—			—
Interest expense	—	47,684	2	58	864	—	48,608	15,726	—	64,334
Loss on extinguishment of debt	—	(4,961)	(1,319)	5,741	539	—	—	—	—	—
Restructuring costs	—	(6,991)	—	—	—	—	(6,991)	—	—	(6,991)
Intercompany interest (income) expense	—	—	1,726	1,892	—	—	3,618	—	—	3,618
Total operating expense	1,898	36,070	73,229	56,463	1,403	—	169,063	16,172	—	185,235
Net income (loss) before income taxes	(1,898)	(36,070)	137,331	32,465	(7,635)	—	124,193	(16,172)	—	108,021
Provision for income tax expense (benefit)	(682)	22,788	14,543	12,522	—	—	49,171	(6,594)	—	42,577
Net income (loss)	(1,216)	(58,858)	122,788	19,943	(7,635)	—	75,022	(9,578)	—	65,444
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	75,022	(75,022)	—
CURO Intermediate	(58,858)	—	—	—	—	58,858	—	—	—	—
Guarantor Subsidiaries	122,788	—	—	—	—	(122,788)	—	—	—	—
Non-Guarantor Subsidiaries	19,943	—	—	—	—	(19,943)	—	—	—	—
SPV Subs	(7,635)	—	—	—	—	7,635	—	—	—	—
Net income (loss) attributable to CURO	$75,022	$(58,858)	$122,788	$19,943	$(7,635)	$(76,238)	$75,022	$65,444	$(75,022)	$65,444

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Year Ended December 31, 2015
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$573,664	$239,467	$—	$813,131	$—	$—	$813,131
Provision for losses	—	—	222,868	58,342	—	281,210	—	—	281,210
Net revenue	—	—	350,796	181,125	—	531,921	—	—	531,921
Cost of providing services:
Salaries and benefits	—	—	68,928	38,131	—	107,059	—	—	107,059
Occupancy	—	—	30,504	22,784	—	53,288	—	—	53,288
Office	—	—	15,089	4,840	—	19,929	—	—	19,929
Other store operating expenses	—	—	41,661	5,719	—	47,380	—	—	47,380
Advertising	—	—	42,986	22,678	—	65,664	—	—	65,664
Total cost of providing services	—	—	199,168	94,152	—	293,320	—	—	293,320
Gross Margin	—	—	151,628	86,973	—	238,601	—	—	238,601
Operating (income) expense:
Corporate, district and other	2,035	178	79,155	48,017	—	129,385	1,149	—	130,534
Intercompany management fee	—	1	(13,064)	13,063	—	—	—	—	—
Interest expense	—	49,167	17	111	—	49,295	15,725	—	65,020
Intercompany interest (income) expense	—	(5,583)	(265)	5,848	—	—	—	—	—
Goodwill and intangible asset impairment charges	—	—	—	2,882	—	2,882	—	—	2,882
Restructuring costs	—	—	—	4,291	—	4,291	—	—	4,291
Total operating expense	2,035	43,763	65,843	74,212	—	185,853	16,874	—	202,727
Net income (loss) before income taxes	(2,035)	(43,763)	85,785	12,761	—	52,748	(16,874)	—	35,874
Provision for income tax (benefit) expense	(673)	10,704	4,164	10,291	—	24,486	(6,381)	—	18,105
Net income (loss)	(1,362)	(54,467)	81,621	2,470	—	28,262	(10,493)	—	17,769
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	28,262	(28,262)	—
CURO Intermediate	(54,467)	—	—	—	54,467	—	—	—	—
Guarantor Subsidiaries	81,621	—	—	—	(81,621)	—	—	—	—
Non-Guarantor Subsidiaries	2,470	—	—	—	(2,470)	—	—	—	—
Net income (loss) attributable to CURO	$28,262	$(54,467)	$81,621	$2,470	$(29,624)	$28,262	$17,769	$(28,262)	$17,769

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$(264,670)	$447,027	$(2,472)	$(20,583)	$(52,178)	$(3,514)	103,610	(86,200)		17,410
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(7,406)	(2,351)	—	—	(9,757)	—	—	(9,757)
Cash paid for Zibby Investment	(5,600)	—	—	—	—	—	(5,600)	—	—	(5,600)
Change in restricted cash	—	459	(454)	121	(4,101)	—	(3,975)	—	—	(3,975)
Net cash provided (used)	(5,600)	459	(7,860)	(2,230)	(4,101)	—	(19,332)	—	—	(19,332)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	1,590	—	—	58,540	—	60,130	—	—	60,130
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	(24,996)	—	—	(2,261)	—	(27,257)	—	—	(27,257)
Proceeds from issuance of 12.00% Senior Secured Notes	601,054	—	—	—	—	—	601,054	—	—	601,054
Proceeds from revolving credit facilities	35,000	—	—	8,084	—	—	43,084	—	—	43,084
Payments on revolving credit facilities	(35,000)	—	—	(8,084)	—	—	(43,084)	—	—	(43,084)
Payments on 10.75% Senior Secured Notes	—	(426,034)	—	—	—	—	(426,034)	—	—	(426,034)
Dividends (paid) received to/from CURO Group Holdings Corp.	(312,083)	—	—	—	—	—	(312,083)	312,083	—	—
Payments on Cash Pay Senior Notes	—	—	—	—	—	—	—	(125,000)	—	(125,000)
Dividends paid to stockholders	—	—	—	—	—	—	—	(182,000)	—	(182,000)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	81,117	—	81,117
Debt issuance costs paid	(18,701)	—	—	—	—	—	(18,701)	—	—	(18,701)
Net cash provided (used)	270,270	(449,440)	—	—	56,279	—	(122,891)	86,200	—	(36,691)
Effect of exchange rate changes on cash	—	—	—	3,948	—	3,514	7,462	—	—	7,462
Net increase (decrease) in cash	—	(1,954)	(10,332)	(18,865)	—	—	(31,151)	—	—	(31,151)
Cash at beginning of period	—	1,954	127,712	63,779	—	—	193,445	80		193,525
Cash at end of period	$—	$—	$117,380	$44,914	$—	$—	$162,294	$80	$—	$162,374

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED (continued)

	Year Ended December 31, 2016
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$20	$29,400	$76,191	$27,731	$(83,601)	$(627)	49,114	(1,402)	—	47,712
Cash flows from investing activities:
Purchase of property, equipment and software	(20)	—	(10,105)	(5,901)	—	—	(16,026)	—	—	(16,026)
Change in restricted cash	—	(459)	4,477	1,856	(2,770)	—	3,104	—	—	3,104
Net cash used	(20)	(459)	(5,628)	(4,045)	(2,770)	—	(12,922)	—	—	(12,922)
Cash flows from financing activities:
Proceeds from credit facility	—	30,000	—	—	—	—	30,000	—	—	30,000
Payments on credit facility	—	(38,050)	—	—	—	—	(38,050)	—	—	(38,050)
Deferred financing costs	—	—	—	—	(5,346)	—	(5,346)	—	—	(5,346)
Proceeds from Non-Recourse U.S. SPV Facility and ABL facility	—	—	—	—	91,717	—	91,717	—	—	91,717
Purchase of May 2011 Senior Secured notes	—	(18,939)	—	—	—	—	(18,939)	—	—	(18,939)
Net cash provided (used)	—	(26,989)	—	—	86,371	—	59,382	—	—	59,382
Effect of exchange rate changes on cash	—	—	—	(1,835)	—	627	(1,208)	—	—	(1,208)
Net increase in cash	—	1,952	70,563	21,851	—	—	94,366	(1,402)	—	92,964
Cash at beginning of period	—	2	57,149	41,928	—	—	99,079	1,482	—	100,561
Cash at end of period	$—	$1,954	$127,712	$63,779	$—	$—	$193,445	$80	$—	$193,525

	Year Ended December 31, 2015
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$—	$11,950	$27,698	$(6,345)	$1,048	34,351	(17,237)	—	17,114
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(8,642)	(11,190)	—	(19,832)	—	—	(19,832)
Intercompany dividends	18,471	—	(18,471)	—	—		—	—
Change in restricted cash	—	—	(300)	(6,123)	—	(6,423)	—	—	(6,423)
Net cash provided (used)	18,471	—	(27,413)	(17,313)	—	(26,255)	—	—	(26,255)
Cash flows from financing activities:
Proceeds from credit facility	—	57,050	—	—	—	57,050	—	—	57,050
Payments on credit facility	—	(69,000)	—	—	—	(69,000)	—	—	(69,000)
Dividend paid to CGHC	(18,100)	—	—	—	—	(18,100)	18,100	—	—
Cash settlement of equity award	(371)	—	—	—	—	(371)	—	—	(371)
Net cash provided (used)	(18,471)	(11,950)	—	—	—	(30,421)	18,100	—	(12,321)
Effect of exchange rate changes on cash	—	—	—	(7,016)	(1,048)	(8,064)	—	—	(8,064)
Net increase in cash	—	—	285	(30,674)	—	(30,389)	863	—	(29,526)
Cash at beginning of period	—	2	56,864	72,602	—	129,468	619	—	130,087
Cash at end of period	$—	$2	$57,149	$41,928	$—	$99,079	$1,482	$—	$100,561

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

NOTE 25 - SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there has been no material subsequent events that require recognition or disclosure in the consolidated financial statements, except as follows:

On January 5, 2018, the underwriters of our initial public offering exercised their option to purchase up to an additional 1,000,000 shares at the initial public offering price, less the underwriting discount to cover over-allotments. As a result of the closing of its initial public offering and the exercise of the option, we have issued a total of 7,666,667 shares of common stock at a price of $14.00 per share. Our net proceeds from the offering, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by CURO, are approximately $95.3 million.

On February 5, 2018 CURO Financial Technologies Corp. (“CFTC”), a wholly-owned subsidiary of the Company, issued a notice of redemption for $77,500,000 of its 12.00% Senior Secured Notes due 2022 (the “Notes,” and the transaction whereby the Notes are partially redeemed, the “Redemption”) that were issued by CFTC. The redemption was completed on March 7, 2018. The redemption price was equal to 112.00% of the principal amount of the Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of redemption. Following the Redemption, $527,500,000 of the original outstanding principal amount of the Notes remain outstanding. The Redemption was conducted pursuant to the Indenture governing the Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the Indenture, CFTC used a portion of the cash proceeds from the Company’s initial public offering, completed on December 11, 2017, to redeem such Notes.

In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent or detect all possible misstatements due to error or fraud. Our disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled "Structure and Functioning of the Board", "Directors to be Elected by our Stockholders", "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled "Executive Compensation", "Director Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Structure and Functioning of the Board—Compensation Committee" of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the sections entitled "Security Ownership and Certain Beneficial Owners and Management" and "Section 16(A) Beneficial Ownership Reporting Compliance" of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the sections entitled "Structure and Functioning of the Board—Audit Committee" and "Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" of our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this report

(1)	Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Grant Thornton LLP, appear in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

The consolidated financial statements consist of the following:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None

CURO Group Holdings Corp.
Form 10-K Annual Report
for the Period Ended
December 31, 2017
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant #
3.2	Form of Amended and Restated Bylaws of the Registrant #
4.1	Form of common stock certificate #
4.2	Form of Amended and Restated Investors Rights Agreement between the Registrant and the investors listed on the signature pages thereto, to be in effect upon the completion of this Offering #
10.1
Loan Agreement, dated November 17, 2016, by and among CURO Receivables Finance I, LLC, the borrowers party thereto, the financial institutions party thereto and Victory Park Management, LLC, as agent # ¥

10.2
First Amendment to Loan Agreement, dated May 5, 2017, by and among CURO Receivables Finance I, LLC, CURO Receivables Holdings I, LLC, the lenders party thereto and Victory Park Management, LLC, as administrative agent and collateral agent #

10.3	Indenture, dated February 15, 2017, by and between CURO Financial Technologies Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent #
10.4	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) 2010 Equity Incentive Plan and form of Stock Option Agreement #+
10.5	CURO Group Holdings Corp. 2017 Incentive Plan #+
10.6	CURO Group Holdings Corp. Employee Stock Purchase Plan #+
10.7	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Nonqualified Deferred Compensation Plan, dated June 1, 2015 #+
10.8	2016 Annual Corporate Incentive Plan #+
10.9	Employment and Non-Competition Agreement, dated January 13, 2012, by and between Donald F. Gayhardt, Jr. and CURO Financial Technologies Corp. (f/k/a Speedy Cash Holdings Corp.) #+
10.10	Employment and Non-Competition Agreement, dated January 1, 2017, by and between Donald F. Gayhardt, Jr. and CURO Financial Technologies Corp. #+
10.11	Employment and Non-Competition Agreement, dated March 5, 2016, by and between William Baker and CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) #+
10.12	Employment and Non-Competition Agreement, dated April 10, 2017, by and between Terry Pittman and CURO Group Holdings Corp. #+
10.13	Form of 2013 Special Bonus Notice #+
10.14	Form of 2017 Special Bonus Notice #+
10.15	2017 Annual Corporate Incentive Plan #+
10.16	Subordinated Note, dated May 12, 2011, issued by Cash Money Cheque Cashing Inc. (as successor by merger to Cash Money Acquisition Inc.) to The J.P. Genova Family Trust #
10.17	Commercial Lease Agreement, dated December 22, 2007, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.18	Letter Agreement, dated June 8, 2012, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.19	Sublease Agreement, dated November 16, 2010, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.20	Letter Agreement, dated June 15, 2015, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #

10.21	Commercial Lease Agreement, dated January 1, 2008, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC #
10.22	Amendment to Lease, dated December 1, 2008, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.23	Amendment to Lease, dated August 1, 2009, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.24	Commercial Lease Agreement, dated April 16, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and Douglas R. Rippel #
10.25	Lease Agreement, dated July 31, 2012, by and between MCIB Partners and CURO Management LLC (f/k/a Tiger Financial Management, LLC) #
10.26	Commercial Lease Agreement, dated March 29, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC #
10.27
Short-Term Credit Agreement, dated November 17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the lenders party thereto and Victory Park Management, LLC, as administrative agent # ¥

10.28	Credit Services Agreement, dated November 3, 2015, by and between NCP Finance Ohio, LLC and SCIL, Inc. #
10.29	Purchase Agreement, dated February 1, 2017, by and between CURO Financial Technologies Corp. and Mike McKnight #
10.30	Purchase Agreement, dated February 1, 2017, by and between CURO Financial Technologies Corp. and the Douglas R. Rippel Trust #
10.31	Form of Director and Officer Indemnification Agreement #+
10.32	Collection Agency Agreement, dated November 25, 2014, by and between Cash Colorado, LLC and Ad Astra Recovery Service, Inc. #
10.33	Collection Agency Agreement, dated November 25, 2014, by and between Concord Finance, Inc. and Ad Astra Recovery Service, Inc. #
10.34	Collection Agency Agreement, dated November 25, 2014, by and between Evergreen Financial Investments, Inc. and Ad Astra Recovery Service, Inc. #
10.35	Collection Agency Agreement, dated November 25, 2014, by and between FMMR Investments, Inc. and Ad Astra Recovery Service, Inc. #
10.36	Collection Agency Agreement, dated November 25, 2014, by and between Galt Ventures, LLC and Ad Astra Recovery Service, Inc. #
10.37	Collection Agency Agreement, dated November 25, 2014, by and between Principal Investments, Inc. and Ad Astra Recovery Service, Inc. #
10.38	Collection Agency Agreement, dated November 25, 2014, by and between SCIL, Inc. and Ad Astra Recovery Service, Inc. #
10.39	Collection Agency Agreement, dated November 25, 2014, by and between SCIL Texas, LLC and Ad Astra Recovery Service, Inc. #
10.40	Collection Agency Agreement, dated November 25, 2014, by and between Speedy Cash and Ad Astra Recovery Service, Inc. #
10.41	Collection Agency Agreement, dated November 25, 2014, by and between Speedy Cash Illinois, Inc. and Ad Astra Recovery Service, Inc. #
10.42	Collection Agency Agreement, dated November 25, 2014, by and between The Money Store, L.P. and Ad Astra Recovery Service, Inc. #
10.43	Collection Agency Agreement, dated November 25, 2014, by and between Todd Car Title, Inc. and Ad Astra Recovery Service, Inc. #
10.44	Collection Agency Agreement, dated November 25, 2014, by and between Todd Financial, Inc. and Ad Astra Recovery Service, Inc. #
10.45	Collection Agency Agreement, dated November 25, 2014, by and between A Speedy Cash Car Title Loans, LLC and Ad Astra Recovery Service, Inc. #
10.46	Collection Agency Agreement, dated November 25, 2014, by and between Advance Group, Inc. and Ad Astra Recovery Service, Inc. #
10.47	Collection Agency Agreement, dated November 25, 2014, by and between Attain Finance, LLC and Ad Astra Recovery Service, Inc. #

10.48
Guaranty and Security Agreement, dated November 17, 2016, by and between CURO Receivables Finance I, LLC, CURO Receivables Holdings I, LLC, the other parties thereto and Victory Park Management, LLC, as agent #

10.49
Amended and Restated Intercreditor Agreement, dated November 17, 2016, by and between Victory Park Management LLC, as the first lien agent, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as the second lien agent #

10.50
Security Agreement, dated November 17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., and certain of its subsidiaries, the other parties thereto and Victory Park Management, LLC, as collateral agent #

10.51
Pledge Agreement, dated November 17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., and certain of its subsidiaries, the other parties thereto and Victory Park Management, LLC, as collateral agent #

10.52	Subsidiaries Guaranty, dated November 17, 2016, by and among the guarantors party thereto and Victory Park Management, LLC, as administrative agent #
10.53
Revolving Loan Agreement, dated September 1, 2017, by and among CURO Intermediate Holdings Corp., CURO Financial Technologies Corp., and certain of its subsidiaries, the lenders party thereto and Bay Coast Bank, as administrative agent, collateral agent and issuing bank #

10.54
Special Limited Agency Agreement, dated as of August 22, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), SCIL TEXAS, LLC, a Nevada limited liability company, and The Money Store, L.P., a Texas limited partnership #

10.55	Special Limited Agency Agreement, dated as of October 6, 2017, by and between IVY FUNDING EIGHT, LLC, a Texas limited liability company, and SCIL TEXAS, LLC, a Nevada limited liability company #
10.56
Amended and Restated Special Limited Agency Agreement, dated as of September 27, 2017, by and between INTEGRITY TEXAS FUNDING, LP, a Texas limited partnership, and SCIL TEXAS, LLC, a Nevada limited liability company #

10.57	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan #+
10.58	Form of 2017 August Special Bonus Notice #+
10.59	Form of October 2017 Special Bonus Notice #+
10.60	Amendment Number 1 to Donald F. Gayhardt’s Employment and Non-Competition Agreement, dated as of November 8, 2017 #+
10.61	Form of Additional Notes Bonus Notice #+
10.62	Special Limited Agency Agreement, dated as of November 13, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), and Avio Credit, Inc., a Delaware corporation. #
10.63	2018 Corporate Incentive Compensation Program *+
10.64	2018 Long-Term Incentive Program Award Communication *+
10.65	CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement (Non-Employee Directors) *+
10.66	CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement *+
10.67	Notice and Acknowledgement of Acceleration of 2017 Special Bonus Payments *+
10.68	CURO Group Holdings Corp. 2017 Incentive Plan Sub-Plan for UK Employees *+
21.1	List of Subsidiaries #
31.1
Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1
Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended. **

32.2
Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended. **

*	Filed herewith.
**	Furnished herewith.
#	Previously filed.
+	Indicates management contract or compensatory plan, contract or arrangement
¥
Confidential treatment pursuant to Rule 406 under the Securities Act has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2018            CURO Group Holdings Corp.

By:    /s/ Don Gayhardt___________________________
Don Gayhardt
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2018.

Signature	Title
/s/ Don Gayhardt	President, Chief Executive Officer and Director (Principal Executive Officer)
Don Gayhardt

/s/ Roger Dean	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Roger Dean

/s/ David Strano	Vice President and Chief Accounting Officer (Principal Accounting Officer)
David Strano

/s/ Doug Rippel	Executive Chairman of Board of Directors
Doug Rippel

/s/ Chad Faulkner	Director
Chad Faulkner

/s/ Mike McKnight	Director
Mike McKnight

/s/ Chris Masto	Director
Chris Masto

/s/ Karen Winterhof	Director
Karen Winterhof

/s/ Andrew Frawley	Director
Andrew Frawley

/s/ Dale Williams	Director
Dale E. Williams