Form 10-K/A
period 2017-12-31
CURO Group Holdings Corp.
filed 2018-03-27
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☒
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

Explanatory Note

CURO GROUP HOLDINGS CORP. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 13, 2018 (the “Original Filing”) solely to amend Item 8 to correct the tenure date in Grant Thornton LLP’s report to indicate their tenure as our auditor of record since 2007 rather than the previously reported date of 2010, to update their report date to the date of the filing of the Form 10-K/A and to include their consent as an exhibit to the Form 10-K/A. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits to this Form 10-K/A, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financial statements contained in the Original Filing in any manner.

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
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.

Kansas City, Missouri
March 26, 2018

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

Our annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. If we determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we will then apply a two-step process of determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds it carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis is required. The additional analysis compares the carrying amount of the reporting unit’s goodwill with the implied fair value of the goodwill. The use of external independent valuation experts may be required to assist management in determining the fair value of the reporting unit. The implied fair value of the goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess is recognized, which could significantly and adversely impact reported results of operations and shareholders’ equity.

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

The impairment of the goodwill on our U.K. reporting unit resulted primarily from changes to the regulatory environment in the United Kingdom that resulted in management’s downward revision of its cash flow projections for the U.K. reporting unit. The primary driver of decreased volumes in the United Kingdom was the direct result of regulatory changes, primarily the new Financial Conduct Authority (“FCA”) rules that took effect on July 1, 2014, which reduced loan refinancing transactions from three to two and reduced the number of continuous payment authority attempts from three to two. Additionally, the FCA implemented a rate cap on high-cost short-term credit products that took effect on January 2, 2015. This price cap includes three components: 1) an initial cap of 0.8% of the outstanding principal per day; 2) a default fee fixed rate of £15; and 3) a total cost of credit cap of 100% of the total amount borrowed applying to all interest, fees and charges. With the imposition of the new rate cap, we ceased offering any new Installment Loan products in the United Kingdom in favor of a new rate capped Single-Pay Loan product. Additionally, the increase in compliance requirements has driven up the administrative costs necessary to operate in the United Kingdom. We modeled the impact of all of these regulatory changes in the projections used in our second-step analysis.

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

Business Combination Accounting

We have acquired businesses in the past, and we may acquire additional businesses in the future. Business combination accounting requires us to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. We engage third-party appraisal firms to assist in fair value determination when appropriate. Our acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain future conditions are met. These earn-out provisions are estimated and recognized at fair value at the acquisition date based on projected earnings or other financial metrics over specified periods after the acquisition date. These estimates are reviewed during each reporting period and adjusted based upon actual results. Acquisition-related costs for potential and completed acquisitions are expensed as incurred, and are included in corporate expense in the Consolidated Statements of Income.

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

Foreign Currency Translation

The local currencies are considered the functional currencies for our operations in the United Kingdom and Canada. All balance sheet accounts are translated into U.S. dollars at the current exchange rate at each period end. The income statement is translated at the average rates of exchange for the period. We have determined that certain of our intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of accumulated other comprehensive income (loss) in the Statements of Stockholders’ Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of Other, net in the Consolidated Statements of Income.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a Business ("ASU 2017-01"). The amendments in ASU 2017-01 narrow the definition of a business and provide a framework that gives an entity a basis for making reasonable judgments about whether a transaction involves an asset or a business and provide a screen to determine when a set (an integrated set of assets and activities) is not a business. The screen requires a determination that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective prospectively for public companies for annual periods beginning after December 15, 2017 including interim periods therein, and it will be effective for us, as an emerging growth company, for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. We are currently assessing the impact the adoption of ASU 2017-01 will have on our Consolidated Financial Statements and footnote disclosures.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payment arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 will be effective for public companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact this ASU will have on our Consolidated Financial Statements.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Our identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Wage Day and Cash Money trade name intangible assets that have a combined carrying amount of $26.8 million, which were determined to have indefinite lives and are not amortized. The estimated useful lives for our other intangible assets range from 1 to 10 years. Aggregate amortization expense related to identifiable intangible assets was $2.4 million, $3.5 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2017 and December 31, 2016.

Subordinated Shareholder Debt

As part of the acquisition of Cash Money in 2011, we issued an Escrow Note to the Seller which provided us indemnification for certain claims. This note bears interest at 10.0% per annum, and quarterly interest payments are due until the note matures in May 2019. The balance of this note at December 31, 2017 and December 31, 2016 was $2.4 million and $2.2 million, respectively.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

During the first quarter of 2017, we granted an incremental 54,396 stock options at an exercise price of $8.86 per share. The options vest ratably over a three year period and are subject to limitations on transferability. We also granted an incremental 45,000 stock options at an exercise price of $8.86 per share. The options primarily vest ratably over a five year period and are subject to limitations on transferability. The fair value of the options granted was calculated at each grant date using a Black-Scholes option-pricing model which assumed the following weighted average assumptions: expected volatility of 45.3%, expected term of 6.1 years, risk-free interest rate of 2.2%, and expected dividend yield of 0%.

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

On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed by the U.S. President, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions affecting the Company include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018 and a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Pursuant to ASC 740, the Company is required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities in the quarter the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows taxpayers to provide a provisional estimate of the impacts of the TCJA in its earnings for the year ended December 31, 2017. Accordingly, based on the current information available, the Company recorded estimated provisional additional income tax of $3.9 million. This charge is comprised of expense of $8.1 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries and a benefit of $4.2 million related to the remeasurement of the company’s net deferred tax liabilities arising from a lower U.S. corporate tax rate. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. We intend to complete our accounting under the Tax Act within the measurement period set forth in SAB 118. The incremental expense for the deemed repatriation of unremitted earnings of foreign subsidiaries will be paid in cash as follows:

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

As of December 31, 2017, we had as filed foreign operating loss carryforwards of $14.4 million and additional accrued foreign operating loss and capital loss carryforwards of $2.1 million. The UK net operating loss carryforwards do not expire and can be used at any time. The Canadian net operating loss carryforwards expire after 20 years. As of December 31, 2017, we have $0.9 million of deferred tax assets on foreign entities with foreign operating loss carryforwards. We are not expecting to have taxable income in the near future in these jurisdictions and have recorded a $16.5 million valuation allowance related to these foreign operating losses and a $0.9 million

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

valuation allowance related to the deferred tax assets. As of December 31, 2017, we had as filed state operating loss carryforwards of $0.2 million and accrued utilization of state operating loss carryforwards and additional state operating losses that are not material. These carryforwards expire in varying amounts in years 2018 through 2037 and are generated in states in which we may have taxable income in the near future. We have recorded a valuation allowance of $0.2 million related to these state operating losses. As of December 31, 2017 we have a state tax credit carryforward of $0.3 million. During 2017, 2016 and 2015 we did not record any estimated interest or penalties.

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

NOTE 15 – STOCKHOLDERS' EQUITY
In connection with the formation of CURO Group in 2013, the stockholders entered into an Investor Rights Agreement. In connection with the completion of the Company's Initial Public offering, the Company entered into the Amended and Restated Investors Rights Agreement with certain of the company's existing shareholders, including the Founder Holders and the Freidman Fleisher & Lowe Capital Partners II, L.P. (and its affiliated funds, the “FFL Funds”), whom we collectively refer to as the principal holders. Pursuant to the amended and restated investors rights agreement, the Company has agreed to register the sale of shares of our common stock held by the principal holders under certain circumstances.

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

Item 15. Exhibits, Financial Statements, Schedules

(A)    List of documents filed as part of this report

(1)	Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Grant Thornton LLP, appear in Item 8, Financial Statements and Supplementary Data, of this Form 10-K/A.

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

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

(B) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation #
3.2	Amended and Restated Bylaws #
4.1	Form of common stock certificate #
4.2	Amended and Restated Investors Rights Agreement between the Registrant and the investors listed on the signature pages thereto #
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

10.57	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan #+
10.58	Form of 2017 August Special Bonus Notice #+
10.59	Form of October 2017 Special Bonus Notice #+
10.60	Amendment Number 1 to Donald F. Gayhardt’s Employment and Non-Competition Agreement, dated as of November 8, 2017 #+
10.61	Form of Additional Notes Bonus Notice #+
10.62	Special Limited Agency Agreement, dated as of November 13, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), and Avio Credit, Inc., a Delaware corporation. #
10.63	2018 Corporate Incentive Compensation Program *+
10.64	2018 Long-Term Incentive Program Award Communication *+
10.65	CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement (Non-Employee Directors) *+
10.66	CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement *+
10.67	Notice and Acknowledgement of Acceleration of 2017 Special Bonus Payments *+
10.68	CURO Group Holdings Corp. 2017 Incentive Plan Sub-Plan for UK Employees *+
21.1	List of Subsidiaries #
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1
Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended **

32.2
Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended **

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

Dated: March 26, 2018            CURO Group Holdings Corp.

By:    /s/ Don Gayhardt___________________________
Don Gayhardt
President, Chief Executive Officer and Director