Form 10-K/A
period 2017-12-31
CURO Group Holdings Corp.
filed 2018-05-03
CIK 1711291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 2)

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

Documents incorporated by reference

Except as otherwise stated herein, information required by Part III of Form 10-K is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders, filed with the Commission within 120 days after the end of the Registrant’s fiscal year.

Explanatory Note

CURO GROUP HOLDINGS CORP. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 13, 2018 (the “Original Filing”) solely to amend and restate Item 10 of Part III thereof to provide age and biographical information in respect of certain executive officers of the Company. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. This Amendment No. 2 should be read in conjunction with the Original Filing. In addition, this Amendment No. 2 does not reflect events that may have occurred subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Doug Rippel, 51, co-founded the Company and has served as our Executive Chairman of the board of directors since 2012. Mr. Rippel was our Chairman of the board of directors from 2008 to 2012, our Chief Executive Officer from 1997 to January 2012 and our Secretary and Treasurer from 1997 to 2008. As one of our founders, he has led the Company in its entire geographic and product expansion. Mr. Rippel serves as a director of several private companies. Mr. Rippel also serves as a director and officer of each of our wholly owned subsidiaries. Mr. Rippel shares, together with the other Founder Holders, 100% ownership of Ad Astra, with which we contract to provide third-party collection activities for our U.S. operations. Mr. Rippel also co-owns with the other Founder Holders certain real estate companies from which we lease some of our corporate stores and offices. Mr. Rippel has also served as the Chief Executive Officer of American First Finance since 2013. Mr. Rippel holds a Bachelor of Science degree in Electrical Engineering from Kansas State University and a Master of Business Administration from Wichita State University.

Chad Faulkner, 50, co-founded the Company and has served on our board of directors since 1997. Mr. Faulkner served as our President and Chief Operating Officer from 1997 to 2013. As one of our founders, he has led the Company in its entire geographic and product expansion. Mr. Faulkner serves as a director of several private companies. Mr. Faulkner also serves as a director of each of our wholly-owned subsidiaries. Most recently, Mr. Faulkner has served as Chief Executive Officer of Sports Academy since 2015. Mr. Faulkner shares, together with the other Founder Holders, 100% ownership of Ad Astra, with which we contract to provide third-party collection activities for our U.S. operations. Mr. Faulkner also co-owns with the other Founder Holders certain real estate companies from which we lease some of our corporate stores and offices. Mr. Faulkner holds a Bachelor of Science degree from Kansas State University and is a graduate of the Executive Program at the Anderson School of Business—University of California Los Angeles.

Don Gayhardt, 53, has served as the Company’s Chief Executive Officer since January 2012, as the Company’s President since July 2013 and on our board of directors since December 2012. Prior to joining the Company, Mr. Gayhardt served in various capacities at Dollar Financial Corp. (now known as DFC Global Corp.) from 1990 to 2008, including President and a member of the board of directors from 1998 to 2008. During his time with Dollar, the company expanded from 60 stores to over 1,100 and revenue increased from $14 million to over $550 million. Since 2008, Mr. Gayhardt has been an investor and advisor to a number of finance, financial technology and retail businesses, and currently serves on the board of directors of Beneficial Bancorp Inc. (NASDAQ: BNCO). Mr. Gayhardt earned his Bachelor of Business Administration degree in Accounting from the University of Notre Dame.

Chris Masto, 50, has served on our board of directors since 2008. Mr. Masto is Co-Founder and Senior Advisor at FFL Partners, a private equity firm, which he co-founded in 1997 and where, until 2017, he served as a Partner, member of the Investment Committee, and member of firm leadership. He transitioned to a Senior Advisor role in 2017. Prior to co-founding FFL Partners, he worked as a management consultant with Bain & Company. Prior to that, Mr. Masto was employed at Morgan Stanley & Co. (NYSE: MS), where he worked as an investment banker. Mr. Masto also currently serves on the board of directors of Enjoy Beer LLC. He was previously a director of Tempur Sealy International, Inc. (NYSE: TPX) and Chairman of TriTech Software Systems. Mr. Masto graduated magna cum laude from Brown University with an Sc.B. in Electrical Engineering, and received a Master of Business Administration from Harvard Business School.

Mike McKnight, 51, co-founded the Company and has served on our board of directors since 1997. From 1997 to 2008, Mr. McKnight served as Vice President of the Company. He was involved with the Company’s strategic direction and governmental affairs. He initially managed loan office operations, and then later directed the real estate, construction, media and marketing arms of the Company, utilizing his prior career as a radio advertising executive to build a successful advertising campaign. Mr. McKnight shares, together with Messrs. Rippel and Faulkner (collectively, the “Founder Holders”) 100% ownership of Ad Astra, with which we contract to provide third-party collection activities for our U.S. operations. Mr. McKnight also co-owns with the other Founder

Holders certain real estate companies from which we lease some of our corporate stores and offices. From 2010 until 2014, Mr. McKnight served as the Managing Member of Gusto, LLC, a Domino’s Pizza franchisee in Kansas and Western Missouri. Since 2011, Mr. McKnight has served as a director of Gusto, LLC, Decorus Investments, LLC, and CDM Development, LLC, and has been a Partner of Tacoma Capital since 2016. Mr. McKnight earned a Bachelor of Science degree in Journalism from Kansas State University.

Karen Winterhof, 31, has served on our board of directors since March 2016. Ms. Winterhof currently serves as a Vice President with FFL Partners. Prior to joining FFL Partners in June 2015, Ms. Winterhof was an associate at Highbridge Principal Strategies from August 2013 to February 2015 in the Specialty Loan Fund, where she participated in evaluating and executing senior debt investments and had ongoing responsibilities with portfolio investments across a variety of industries. Prior to that, she was a private equity associate at Clayton, Dubilier & Rice in New York from July 2011 to July 2013. Ms. Winterhof also currently serves on the board of directors of Crisis Prevention Institute and Icynene. Ms. Winterhof received a Bachelor of Science in Engineering in Operations Research and Financial Engineering from Princeton University.

Andrew Frawley, 55, has served on our board of directors since December 2017. Mr. Frawley currently serves as the Chief Executive Officer of AJ Frawley & Associates LLC. Most recently, from December 2014 to September 2016, Mr. Frawley served as Chief Executive Officer of Epsilon, a segment of Alliance Data Systems Corporation (NYSE: ADS). Prior to that, he served as Epsilon’s President from January 2012 to December 2014 and as its President of Marketing Technology from January 2009 to December 2011. Mr. Frawley also currently serves on the board of directors of the Data & Marketing Association, and has been the Chairman of the board of directors of Cybba Inc. since September 2017. Mr. Frawley earned a Master of Business Administration from Babson College and a Bachelor of Science in Finance from The University of Maine.

Dale E. Williams, 55, has served on our board of directors since December 2017. From July 2003 to September 2015, Mr. Williams served as Executive Vice President and Chief Financial Officer of Tempur Sealy International, Inc. (NYSE: TPX). From 2001 through 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International Inc. (NYSE: HON). From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company (NYSE: GE). Mr. Williams also currently serves on the board of directors of Intralink-Spine and Xooker, LLC. Mr. Williams received a Bachelor of Science in Finance from Indiana University.

Executive Officers of the Company

William Baker, 37, has served as the Company’s Chief Operating Officer since February 2016. Mr. Baker was our Company’s Chief Marketing Officer from September 2011 until 2016 and Vice President of Marketing and Business Development from April 2007 until September 2011. Mr. Baker also serves on the board of directors for the Company’s U.K. subsidiaries SRC Transatlantic LTD and CURO Transatlantic Limited. Mr. Baker earned a Bachelor of Science Degree in Integrated Marketing Communications from Gannon University.

Roger Dean, 56, has served as an Executive Vice President and our Chief Financial Officer since joining CURO in May 2016. Prior to joining the Company, Mr. Dean was Senior Vice President—Controller with Fifth Third Bancorp and Senior Manager with Deloitte. Most recently, Mr. Dean served as Chief Financial Officer for CNG Holdings, Inc. from 2005 to 2016. Mr. Dean earned his Bachelor of Science in Accountancy from Miami University, Oxford, Ohio.

Terry Pittman, 60, joined the Company as our Chief Information Officer in 2003, and has been an Executive Vice President since March 2016. Mr. Pittman is responsible for overseeing all aspects of Information Technology for operations, processes, security, application development and infrastructure across the global reach of the Company. Mr. Pittman has over 30 years in technology management and his background includes a wide range of industries including retail, rental and consumer lending companies managing the growth to over thousands of locations. Mr. Pittman holds a Bachelor of Science degree from Wichita State University in Computer Science.

David Strano, 38, joined the Company in November 2017 as our Chief Accounting Officer. Prior to joining the Company, Mr. Strano served as Director, Finance Solutions at Vantiv, Inc. (n/k/a WorldPay, Inc.) (NYSE: WP) from 2016 to 2017. From 2013 to 2016, Mr. Strano served as Vice President, Corporate Controller at CNG Holdings, Inc. Prior to his tenure at CNG Holdings, Mr. Strano served as Director, External Reporting and Technical Accounting at Convergys Corporation (NYSE: CVG) from 2009 to 2013. Mr. Strano holds a Bachelor of Science in Business Administration from the Georgetown University McDonough School of Business.

Vin Thomas, 41, joined the Company in September 2014 as Chief Legal Officer and has served as our Secretary since 2016. Mr. Thomas also serves on the board of directors for the Company’s U.K. subsidiaries, SRC Transatlantic LTD and CURO Transatlantic Limited. Prior to joining the Company, Mr. Thomas served as General Counsel and Assistant Secretary at TMX Finance LLC from May 2009 to September 2014. Prior to his tenure with TMX Finance LLC, Mr. Thomas was in the private practice of law. Mr. Thomas holds a Bachelor of Arts, cum laude, from the University of Georgia, and a juris doctor degree from the Mercer University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than ten percent of our common stock to file with the SEC reports of their initial ownership and changes in their ownership of our common stock and other equity securities. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based on our review of these reports, we believe that for the year ended December 31, 2017 all reports required to be made by our reporting persons were timely filed in accordance with the Exchange Act.

Corporate Governance Philosophy

Our corporate governance philosophy is expressed in our Corporate Governance Guidelines and the charters of our audit committee and nominating and corporate governance committee, among others. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to every director, officer and employee of the Company. Our committee charters, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on the Investor Relations page of our website at ir.curo.com. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code, we will disclose the nature of such amendment or waiver on our website within four business days to the extent required by the rules and regulations of the SEC. We granted no waivers under our Code of Business Conduct and Ethics in 2017.

Audit Committee

In accordance with Section 3(a)(58)(A) of the Exchange Act, our board of directors has established a separately designated standing audit committee. The audit committee consists of Messrs. Williams and Frawley and Ms. Winterhof. Rule 10A-3 under the Exchange Act and the NYSE rules require us to have one independent audit committee member upon the listing of our common stock, a majority of independent directors on our audit committee within 90 days of the date of our Rule 424(b)(5) Prospectus filed with the SEC in connection with our IPO and an audit committee composed entirely of independent directors within one year of such date. Our board of directors has affirmatively determined that each of Messrs. Williams and Frawley meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and the NYSE rules. We intend to comply with the other independence requirements within the time periods specified. We have identified Mr. Williams as our “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The audit committee adopted a written charter that, among other things, specifies the scope of its rights and responsibilities and satisfies the applicable standards of the SEC and the NYSE. The charter of the audit committee is available on the Investor Relations page of our website.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report

(3)	Exhibits

The exhibits are listed on the Exhibit Index

Exhibit Number.	Description

31.3	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.4	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2018         CURO Group Holdings Corp.

By:	/s/ Don Gayhardt
Don Gayhardt
President, Chief Executive Officer and Director