Form 10-Q
period 2018-03-31
CURO Group Holdings Corp.
filed 2018-05-03
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________
Commission File Number 1-38315
CURO GROUP HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0934597
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

3527 North Ridge Road, Wichita, KS	67205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (316) 425-1410
Former name, former address and former fiscal year, if changed since last report: No Changes

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At May 1, 2018 there were 45,561,419 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
FIRST QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$130,739	$162,374
Restricted cash (includes restricted cash of consolidated VIEs of $12,268 and $6,871 as of March 31, 2018 and December 31, 2017, respectively)	17,656	12,117
Gross loans receivable (includes loans of consolidated VIEs of $186,492 and $213,846 as of March 31, 2018 and December 31, 2017, respectively)	389,838	432,837
Less: allowance for loan losses (includes loans of consolidated VIEs of $36,619 and $46,140 as of March 31, 2018 and December 31, 2017, respectively)	(60,886)	(69,568)
Loans receivable, net	328,952	363,269
Deferred income taxes	1,817	772
Income taxes receivable	—	3,455
Prepaid expenses and other	32,753	42,512
Property and equipment, net	83,522	87,086
Goodwill	145,764	145,607
Other intangibles, net of accumulated amortization of $42,540 and $41,156 as of March 31, 2018 and December 31, 2017, respectively)	31,961	32,769
Other	12,217	9,770
Total Assets	$785,381	$859,731
LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued liabilities	$52,860	$55,792
Deferred revenue	10,152	11,984
Income taxes payable	8,734	4,120
Accrued interest (includes accrued interest of consolidated VIEs of $1,263 and $1,266 as of March 31, 2018 and December 31, 2017, respectively)	6,384	25,467
Credit services organization guarantee liability	10,412	17,795
Deferred rent	11,732	11,577
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $115,071 and $3,921 as of March 31, 2018 and $124,590 and $4,188 as of December 31, 2017, respectively)	622,644	706,225
Subordinated shareholder debt	2,322	2,381
Other long-term liabilities	6,199	5,768
Deferred tax liabilities	11,393	11,486
Total Liabilities	742,832	852,595
Commitments and contingencies
Stockholder's Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized and no shares were issued at either period end	—	—
Class A common stock - $0.001 par value; 225,000,000 shares authorized; issued and outstanding of 45,561,419 and 44,561,419 as of March 31, 2018 and December 31, 2017, respectively)	9	8
Paid-in capital	61,056	46,079
Retained earnings	27,279	3,988
Accumulated other comprehensive loss	(45,795)	(42,939)
Total Stockholder’s Equity	42,549	7,136
Total Liabilities and Stockholder’s Equity	$785,381	$859,731
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$261,758	$224,580
Provision for losses	81,031	61,736
Net revenue	180,727	162,844

Cost of providing services
Salaries and benefits	26,918	26,433
Occupancy	13,427	14,095
Office	6,981	4,868
Other costs of providing services	14,400	14,855
Advertising	9,756	7,688
Total cost of providing services	71,482	67,939
Gross margin	109,245	94,905

Operating expense
Corporate, district and other	40,454	32,993
Interest expense	22,349	23,366
Loss on extinguishment of debt	11,683	12,458
Total operating expense	74,486	68,817
Net income before income taxes	34,759	26,088
Provision for income taxes	11,467	9,450
Net income	$23,292	$16,638

Weighted average common shares outstanding:
Basic	45,506	37,895
Diluted	47,416	38,959
Net income per common share:
Basic earnings per share	$0.51	$0.44
Diluted earnings per share:	$0.49	$0.43
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$23,292	$16,638
Other comprehensive income (loss):
Cash flow hedges, net of $0 tax in all periods	54	(42)
Foreign currency translation adjustment, net of $0 tax in all periods	(2,910)	2,790
Other comprehensive income (loss)	(2,856)	2,748
Comprehensive income	$20,436	$19,386
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$23,292	$16,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,660	4,654
Provision for loan losses	81,031	61,736
Amortization of debt issuance costs	(34)	770
Amortization of bond discount/(premium)	1,163	14
Deferred income tax benefit	(1,094)	(504)
Loss on disposal of property and equipment	478	10
Loss on extinguishment of debt	11,683	12,458
Call premium payment from debt extinguishment	(9,300)	—
Increase in cash surrender value of life insurance	(1,482)	(502)
Share-based compensation expense	1,842	126
Changes in operating assets and liabilities:
Loans receivable	(55,975)	(34,818)
Prepaid expenses and other assets	9,739	4,792
Accounts payable and accrued liabilities	(3,239)	(9,345)
Deferred revenue	(1,734)	(1,715)
Income taxes payable	19,629	(841)
Income taxes receivable	(7,411)	3,816
Deferred rent	180	194
Accrued Interest	(19,084)	(292)
Other liabilities	443	(266)
Net cash provided by operating activities	54,787	56,925
Cash flows from investing activities
Purchase of property, equipment and software	(1,609)	(3,093)
Cash paid for Cognical Holdings preferred shares	(958)	—
Changes in restricted cash	(5,403)	(6,993)
Net cash (used in) investing activities	(7,970)	(10,086)
Cash flows from financing activities
Net proceeds from issuance of common stock	13,135	—
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	3,000	19,802
Payments on Non-Recourse U.S. SPV facility and ABL facility	(12,519)	(11,797)
Proceeds from issuance of 12.00% Senior Secured Notes	—	461,329
Payments on 10.75% Senior Secured Notes	—	(426,034)
Payments on 12.00% Senior Secured Notes	(77,500)	—
Payments on 12.00% Senior Cash Pay Notes	—	(125,000)
Debt issuance costs paid	(71)	(13,690)
Proceeds from credit facilities	10,000	—
Payments on credit facilities	(10,000)	—
Net cash (used in) financing activities	(73,955)	(95,390)
Effect of exchange rate changes on cash	(4,497)	829
Net (decrease) in cash	(31,635)	(47,722)
Cash at beginning of period	162,374	193,525
Cash at end of period	$130,739	$145,803
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Basis of Presentation

The terms “CURO," "CGHC," "we,” “our,” “us,” and the “Company,” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., a subsidiary of CURO, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the accounting policies described in our 2017 Annual Report on Form 10-K. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although we believe that the disclosures are adequate to enable a reasonable understanding of the information presented.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes (the “Interim Statements”) reflect all adjustments, which are, in the opinion of management, necessary to present fairly our results of operations, financial position and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments. The Interim Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in our 2017 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results that may be expected for future interim periods or for the entire year ending December 31, 2018.

We completed our initial public offering ("IPO") in December 2017. Prior to our IPO we filed a certificate of amendment to our certificate of incorporation that effected a 36-for-1 split of our common stock. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise generally applicable to public companies. We have elected to take advantage of these reduced reporting and other requirements available to us.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that we have made in the accompanying Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance, Credit Services Organization ("CSO") guarantee liability and estimated tax liabilities. Actual results may differ from those estimates.

Nature of Operations

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States, the United Kingdom and Canada.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). Under modification accounting, an entity is required to re-value its equity awards each time there is a modification to the terms of the awards. The provisions in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for the effects of a modification, unless certain conditions are met. The amendments in this update were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 was effective for us as of January 1, 2018. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income ("ASU 2018-02"). Current US GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the period the change is enacted, including items of other comprehensive income for which the related tax effects are presented in other comprehensive income (“stranded tax effects”). ASU 2018-02 allows, but does not require, companies to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Additionally, ASU 2018-02 requires new disclosures by all companies, whether they opt to do the reclassification or not. The provisions of ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently assessing the impact adoption of ASU 2018-02 will have on our Consolidated Financial Statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments ("ASU 2017-13"). ASU 2017-13 amends the early adoption date option for public business entities related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. We are currently assessing the impact adoption of Topic 606 and Topic 842 will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The amendments in ASU 2017-04 simplified the goodwill impairment test by eliminating Step 2 of the test which requires an entity to compute the implied fair value of goodwill. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, and is limited to the amount of total goodwill allocated to that reporting unit. Under ASU 2017-04, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of ASU 2017-04 are effective for a public entity's annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and effective for us, as an emerging growth company, in fiscal years beginning after December 15, 2021. We are currently assessing the impact adoption of ASU 2017-04 will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a Business ("ASU 2017-01"). The amendments in ASU 2017-01 narrow the definition of a business and provide a framework that gives an entity a basis for making reasonable judgments about whether a transaction involves an asset or a business and provide a screen to determine when a set (an integrated set of assets and activities) is not a business. The screen requires a determination that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

output and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective prospectively for public companies for annual periods beginning after December 15, 2017 including interim periods therein, and it will be effective for us, as an emerging growth company, for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. We are currently assessing the impact adoption of ASU 2017-01 will have on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods therein, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. We are currently assessing the impact adoption of ASU 2016-18 will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently assessing the potential impact ASU 2016-15 will have on our Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. We are currently assessing the impact ASU 2016-13 will have on our Consolidated Financial Statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payment arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. ASU 2016-02 will be effective for public companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently assessing the impact ASU 2016-02 will have on our Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. We are currently assessing the impact this ASU will have on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-07 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 was effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. We do not expect that adoption of this amendment will have a material impact on our Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), which deferred the effect date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), for public companies to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and it will be effective for us, as an emerging growth company, for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. If we are no longer an emerging growth company as of December 31, 2018, we will be required to adopt the provision of this standard retroactively as of January 1, 2018. In May 2014, the FASB issued ASU 2014-09 which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We do not expect that adoption of ASU 2014-09 will have a material impact on our Consolidated Financial Statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

We hold a credit facility whereby certain loan receivables are sold to wholly-owned, bankruptcy-remote special purpose subsidiaries (VIEs) and additional debt is incurred through the Non-Recourse U.S. SPV facility (See Note 5, "Long-Term Debt," for further discussion) that is collateralized by these underlying loan receivables.

We have determined that we are the primary beneficiary of the VIEs and are required to consolidate them. We include the assets and liabilities related to the VIEs in our Consolidated Financial Statements and we account for them as secured borrowings. We parenthetically disclose on our Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against our general credit.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts of consolidated VIEs' assets and liabilities associated with our special purpose subsidiaries were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Assets
Restricted Cash	$12,268	$6,871
Loans receivable less allowance for loan losses	149,873	167,706
Total Assets	$162,141	$174,577
Liabilities
Accounts payable and accrued liabilities	$15	$12
Accrued interest	1,263	1,266
Long-term debt	111,150	120,402
Total Liabilities	$112,428	$121,680

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2018	2017
Unsecured Installment	$132,946	$109,431
Secured Installment	26,856	23,669
Open-End	27,223	17,907
Single-Pay	63,705	63,790
Ancillary	11,028	9,783
Total revenue	$261,758	$224,580

The following tables summarize Loans receivable by product and the related delinquent loans receivable at March 31, 2018:

	March 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$87,075	$132,159	$65,448	$51,564	$336,246
Delinquent loans receivable	—	39,273	14,319	—	53,592
Total loans receivable	87,075	171,432	79,767	51,564	389,838
Less: allowance for losses	(4,485)	(37,916)	(11,639)	(6,846)	(60,886)
Loans receivable, net	$82,590	$133,516	$68,128	$44,718	$328,952

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$13,133	$6,274	$19,407
31-60 days past due	12,500	4,366	16,866
61-90 days past due	13,640	3,679	17,319
Total delinquent loans receivable	$39,273	$14,319	$53,592

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2017:

	December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$99,400	$151,343	$73,165	$47,949	$371,857
Delinquent loans receivable	—	44,963	16,017	—	60,980
Total consumer loans receivable	99,400	196,306	89,182	47,949	432,837
Less: allowance for losses	(5,916)	(43,754)	(13,472)	(6,426)	(69,568)
Consumer loans receivable, net	$93,484	$152,552	$75,710	$41,523	$363,269

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$18,358	$8,116	$26,474
31-60 days past due	12,836	3,628	16,464
61-90 days past due	13,769	4,273	18,042
Total delinquent loans receivable	$44,963	$16,017	$60,980

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at March 31, 2018:

	March 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$45,922	$2,329	$48,251
Delinquent loans receivable guaranteed by the Company	8,410	437	8,847
Total loans receivable guaranteed by the Company	54,332	2,766	57,098
Less: CSO guarantee liability	(9,886)	(526)	(10,412)
Loans receivable guaranteed by the Company, net	$44,446	$2,240	$46,686

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	March 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$6,358	$379	$6,737
31-60 days past due	1,078	30	1,108
61-90 days past due	974	28	1,002
Total delinquent loans receivable	$8,410	$437	$8,847

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at December 31, 2017:

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$62,676	$3,098	$65,774
Delinquent loans receivable guaranteed by the Company	12,480	537	13,017
Total loans receivable guaranteed by the Company	75,156	3,635	78,791
Less: CSO guarantee liability	(17,073)	(722)	(17,795)
Loans receivable guaranteed by the Company, net	$58,083	$2,913	$60,996

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,477	$459	$10,936
31-60 days past due	1,364	41	1,405
61-90 days past due	639	37	676
Total delinquent loans receivable	$12,480	$537	$13,017

The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,916	$43,754	$13,472	$6,426	$—	$69,568
Charge-offs	(47,707)	(39,377)	(11,485)	(20,349)	(675)	(119,593)
Recoveries	35,009	5,967	2,866	9,377	47	53,266
Net charge-offs	(12,698)	(33,410)	(8,619)	(10,972)	(628)	(66,327)
Provision for losses	11,302	27,477	6,786	11,428	628	57,621
Effect of foreign currency translation	(35)	95	—	(36)	—	24
Balance, end of period	$4,485	$37,916	$11,639	$6,846	$—	$60,886
Allowance for loan losses as a percentage of gross loan receivables	5.2%	22.1%	14.6%	13.3%	N/A	15.6%

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the CSO guarantee liability during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(41,719)	(1,219)	(42,938)
Recoveries	10,976	1,169	12,145
Net charge-offs	(30,743)	(50)	(30,793)
Provision for losses	23,556	(146)	23,410
Balance, end of period	$9,886	$526	$10,412

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,916	$60,827	$14,194	$6,426	$—	$87,363
Charge-offs	(47,707)	(81,096)	(12,704)	(20,349)	(675)	(162,531)
Recoveries	35,009	16,943	4,035	9,377	47	65,411
Net charge-offs	(12,698)	(64,153)	(8,669)	(10,972)	(628)	(97,120)
Provision for losses	11,302	51,033	6,640	11,428	628	81,031
Effect of foreign currency translation	(35)	95	—	(36)	—	24
Balance, end of period	$4,485	$47,802	$12,165	$6,846	$—	$71,298

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,425	$17,853	$10,737	$5,179	$—	$39,194
Charge-offs	(44,885)	—	—	(9,229)	(1,139)	(55,253)
Recoveries	33,227	4,840	3,028	5,353	752	47,200
Net charge-offs	(11,658)	4,840	3,028	(3,876)	(387)	(8,053)
Provision for losses	10,894	19,309	6,504	3,265	387	40,359
Effect of foreign currency translation	58	38	1	4	—	101
Balance, end of period	$4,719	$42,040	$20,270	$4,572	$—	$71,601
Allowance for loan losses as a percentage of gross loan receivables	5.9%	32.0%	30.0%	17.8%	N/A	23.5%

The following table summarizes activity in the CSO guarantee liability during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$274	$15,630	$1,148	$17,052
Charge-offs	(1,821)	(27,647)	(3,163)	(32,631)
Recoveries	659	10,957	2,371	13,987
Net charge-offs	(1,162)	(16,690)	(792)	(18,644)
Provision for losses	904	19,542	931	21,377
Balance, end of period	$16	$18,482	$1,287	$19,785

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,699	$33,483	$11,885	$5,179	$—	$56,246
Charge-offs	(46,706)	(27,647)	(3,163)	(9,229)	(1,139)	(87,884)
Recoveries	33,886	15,797	5,399	5,353	752	61,187
Net charge-offs	(12,820)	(11,850)	2,236	(3,876)	(387)	(26,697)
Provision for losses	11,798	38,851	7,435	3,265	387	61,736
Effect of foreign currency translation	58	38	1	4	—	101
Balance, end of period	$4,735	$60,522	$21,557	$4,572	$—	$91,386

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under our CSO programs were $9.9 million and $14.5 million at March 31, 2018 and December 31, 2017, respectively. As noted, we bear the risk of loss through our guarantee to purchase any defaulted customer loans from the lenders. The terms of these loans range from three to eighteen months. This guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2018 and December 31, 2017, the maximum amount payable under all such guarantees was $48.0 million and $65.2 million,

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

respectively. Our guarantee liability was $10.4 million and $17.8 million at March 31, 2018 and December 31, 2017, respectively.

We have placed $13.3 million and $17.9 million in collateral accounts for the lenders at March 31, 2018 and December 31, 2017, respectively, which is reflected in "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary based upon lender but are typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is defined within the terms agreed to between us and each such lender.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
2017 Senior secured notes (due 2022)	$511,493	$585,823
Non-Recourse U.S. SPV Facility	111,151	120,402
Senior Revolver	—	—
Long-term debt	$622,644	$706,225
Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1, 2022 ("Senior Secured Notes"). The February issuance refinanced similar notes that were nearing maturity, and the extinguishment of the existing notes resulted in a pretax loss of $12.5 million in the three months ended March 31, 2017. In connection with these 2017 debt issuances we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Interim Consolidated Balance Sheets as a component of “Long-term debt,” and is being amortized over the term of the Senior Secured Notes and included as a component of interest expense.

On February 5, 2018 CFTC issued a notice of redemption for $77.5 million of its Senior Secured Notes (the transaction whereby the Senior Secured Notes were partially redeemed, the “Redemption”) that were issued by CFTC. The Redemption occurred on March 7, 2018 at a price equal to 112.00% of the principal amount of the Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of Redemption. The Redemption price and the amortization of a corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million. Following the Redemption, $527.5 million of the original outstanding principal amount of the Senior Secured Notes remain outstanding. CFTC conducted the Redemption pursuant to the Indenture governing the Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the Indenture, CFTC used a portion of the cash proceeds from our IPO, completed in December 2017, to redeem such Senior Secured Notes.

As of March 31, 2018, CFTC was in full compliance with the covenants and other provisions of the Senior Secured Notes.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides an $80.0 million term loan and $70.0 million revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). As of March 31, 2018, the SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse U.S. SPV Facility.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Senior Revolver

In September 2017, CFTC and CURO Intermediate Holdings Corp. entered into a $25.0 million Senior Secured Revolving Loan Facility with BayCoast Bank (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for our Senior Secured Notes and complements our other financing sources, while providing seasonal short-term liquidity. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank.

There is $29.0 million maximum availability under the Senior Revolver, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver was undrawn at March 31, 2018 and December 31, 2017. As of March 31, 2018, CFTC and CURO Intermediate Holdings Corp. were in full compliance with the covenants and other provisions of the Senior Revolver.

NOTE 6 – SHARE-BASED COMPENSATION

On November 8, 2017, the Company’s shareholders approved a new incentive plan (“2017 Incentive Plan”). The 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustment provisions described in the 2017 Incentive Plan, for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other awards that may be settled in or based upon our common stock. Awards may be granted to certain of our officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for issuance if such awards expire, terminate, are canceled for any reason, or are forfeited by the recipient.

On February 5, 2018, the Company issued additional RSUs under the 2017 Incentive Plan. RSUs are typically valued at the date of grant based on the value of our common stock and are expensed using the straight-line method over the service period. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the status of non-vested restricted stock as of March 31, 2018, and changes during the period, is presented in the following table:

Non-vested Restricted Stock	Shares	Weighted Average Grant Date Fair Value
December 31, 2017	1,516,241	$14.00
Granted	32,857	$17.14
Vested	—	—
Forfeited	—	—
March 31, 2018	1,549,098	$14.07

Share-based compensation expense for the three months ended March 31, 2018 and 2017, which includes compensation costs from stock options and RSUs, was $1.8 million and $0.1 million, respectively, and is included in the Interim Consolidated Statements of Income as a component of "Corporate, district and other" expense. The increased expense in the three months ended March 31, 2018 is primarily due to grants of RSUs in 2017, as further disclosed in our 2017 Annual Report on Form 10-K.

As of March 31, 2018, there was $20.2 million of unrecognized compensation cost, net of estimated forfeitures, related to share-based awards, which we will recognize over a weighted-average period of 2.7 years.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 7 – INCOME TAXES

Our effective tax rate was 33.0% and 36.2% for the three months ended March 31, 2018 and 2017, respectively. On December 22, 2017, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the 2017 Tax Act”) was signed by the U.S. President, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions affecting us include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions and reported on the 2017 corporate income tax return, and a 2018 and forward minimum tax on global intangible low-taxed income ("GILTI"). At 2017 year-end, we recorded an estimated provisional deemed repatriation tax of $8.1 million. Subsequently, the IRS issued additional guidance regarding the calculation of the deemed repatriation tax and we recorded an additional accrual of $1.2 million increasing the effective tax rate by 3.5%. In 2018, we recorded an estimated GILTI tax of $0.6 million increasing the effective tax rate by 1.7%. Additionally, we have not recorded a tax benefit for losses in the UK resulting in an increase of 1.6% and 2.3% to the effective tax rate for the three months ended March 31, 2018 and March 31, 2017, respectively.

As of March 31, 2018, we estimated and provided U.S. net tax of $9.9 million on our cumulative undistributed non-US earnings as part of the 2017 repatriation tax provision and the 2018 GILTI tax in the 2017 Tax Act.  We intend to reinvest our foreign earnings indefinitely in our non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions.  If the earnings of $160.0 million were distributed to the U.S., we would be subject to estimated Canadian withholding taxes of approximately $8.0 million. In the event the earnings were distributed to the U.S., we would adjust our income tax provision for the period and would determine the amount of foreign tax credit that would be available.

NOTE 8 – FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financial Assets and Liabilities Not Measured at Fair Value

The table below presents the assets and liabilities that were not measured at fair value at March 31, 2018.

		Estimated Fair Value
(dollars in thousands)	Carrying Value March 31, 2018	Level 1	Level 2	Level 3	March 31, 2018
Financial assets:
Cash	$130,739	$130,739	$—	$—	$130,739
Restricted cash	17,656	17,656	—	—	17,656
Loans receivable, net	328,952	—	—	328,952	328,952
Investment	6,600	—	—	6,600	6,600
Financial liabilities:
Credit services organization guarantee liability	$10,412	$—	$—	$10,412	$10,412
Senior secured notes	511,493	—	—	583,406	583,406
Non-Recourse U.S. SPV facility	111,151	—	—	115,071	115,071
Senior Revolver	—	—	—	—	—

The table below presents the assets and liabilities that were not measured at fair value at December 31, 2017.

		Estimated Fair Value
(dollars in thousands)	Carrying Value December 31, 2017	Level 1	Level 2	Level 3	December 31, 2017
Financial assets:
Cash	$162,374	$162,374	$—	$—	$162,374
Restricted cash	12,117	12,117	—	—	12,117
Loans receivable, net	363,269	—	—	363,269	363,269
Investment	5,600	—	—	5,600	5,600
Financial liabilities:
Credit services organization guarantee liability	17,795	—	—	17,795	17,795
2017 Senior Secured notes	585,823	—	—	663,472	663,472
Non-Recourse U.S. SPV facility	120,402	—	—	124,590	124,590

Loans receivable are carried on the Interim Consolidated Balance Sheets net of the allowance for estimated loan losses, which we calculate primarily based upon models that back-test subsequent collections history for each type of loan product. The unobservable inputs used to calculate the carrying value include additional quantitative factors, such as current default trends and changes to the portfolio mix are also considered in evaluating the accuracy of the models, as well as additional qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. Loans have terms ranging up to 60 months. The carrying value of loans receivable approximates the fair value.

In connection with our CSO programs, we guarantee consumer loan payment obligations to unrelated third-party lenders for loans that we arrange for consumers on the third-party lenders’ behalf. We are required to purchase from the lender defaulted loans we have guaranteed. The estimated fair value of the guarantee liability related to CSO loans we have guaranteed was $10.4 million and $17.8 million as of March 31, 2018 and December 31, 2017, respectively. We record the initial measurement of this guarantee liability at fair value using Level 3 inputs with subsequent measurement of the liability measured as a contingent loss. The unobservable inputs used to calculate

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

fair value include the nature of the loan products, the creditworthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions.

The fair value of our Senior Secured Notes was based on broker quotations. The fair value of the Non-Recourse U.S. SPV facility was based on the cash needed for final settlement.

Derivative Financial Instrument

The Company seeks to minimize risks from foreign currency rate fluctuations on anticipated transactions in the ordinary course of business through the use of cash flow hedges. As of March 31, 2018, we entered into a series of cash flow hedges in which the hedging instruments were forwards to purchase GBP £6.4 million. These contracts will complete in the third quarter of 2018.

We performed an assessment that determined all critical terms of the hedging instrument and the hedged transaction match and, as such, have qualitatively concluded that changes in the hedge instrument’s intrinsic value will completely offset the change in the expected cash flows based on changes in the spot rate. Since the effectiveness of this hedge is assessed based on changes in the hedge instrument’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness. We recorded changes in the hedge instrument’s intrinsic value, to the extent that they were effective as a hedge, in "Other comprehensive income." As of March 31, 2018 we have recorded an unrealized gain of $0.1 million in "Other comprehensive income" associated with this hedge.

Purchase of Cognical Holdings Inc. Preferred Shares

During the first quarter of 2018, we purchased 560,872 additional preferred shares of Cognical Holdings, Inc. ("Cognical") for $1.0 million. As a result of this transaction, along with share purchases during 2017, we currently own 10.4% of the equity of Cognical. We record these purchases in "Other assets' on our Consolidated Balance Sheets.

NOTE 9 – STOCKHOLDERS EQUITY
In connection with our IPO in December 2017, the underwriters had a 30-day option to purchase up to an additional 1.0 million shares at the initial public offering prices, less the underwriting discount to over-allotments, if any. The underwriters exercised this option and purchased 1.0 million shares on January 5, 2018. The exercise of this option provided additional proceeds to us of $13.1 million.

NOTE 10 – EARNINGS PER SHARE

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic: (1)
Net income	$23,292	$16,638
Weight average common shares	45,506	37,895
Basic earnings per share	$0.51	$0.44
(1) The share and per share information have been adjusted to reflect the 36-to-1 stock split of our common stock, which occurred during the fourth quarter of 2017.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Diluted: (1)
Net income	$23,292	$16,638
Weighted average common shares - basic	45,506	37,895
Dilutive effect of stock options and restricted stock units	1,910	1,064
Weighted average common shares - diluted	47,416	38,959
Diluted earnings per share	$0.49	$0.43
(1) The share and per share information have been adjusted to reflect the 36-to-1 stock split of our common stock, which occurred during the fourth quarter of 2017.

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, we do not include these shares in calculating "Diluted earnings per share." For the three months ended March 31, 2018 and 2017, there were no potential common shares excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Cash paid for:
Interest	$40,225	$22,824
Income taxes	4,431	7,700
Non-cash investing activities:
Property and equipment accrued in accounts payable	$317	$126

NOTE 12 – SEGMENT REPORTING
We prepare segment information on the same basis that our chief operating decision maker reviews financial information for operational decision making purposes. We have three reportable operating segments: the U.S., Canada and the U.K.
The segment performance measure below is based on gross margin. In management’s evaluation of performance, certain costs, such as corporate expenses, district expenses and interest expense, are not allocated by segment, and accordingly the following reporting segment results do not include such allocated costs. There are no intersegment revenues, and we determined the amounts below in accordance with the same accounting principles used in our Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table illustrates summarized financial information concerning our reportable segments.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Revenues by segment:
U.S.	$204,593	$174,322
Canada	46,250	41,566
U.K.	10,915	8,692
Consolidated revenue	$261,758	$224,580
Gross margin by segment:
U.S.	$91,344	$77,133
Canada	14,502	14,300
U.K.	3,399	3,472
Consolidated gross margin	$109,245	$94,905
Expenditures for long-lived assets by segment:
U.S.	$788	$1,672
Canada	754	1,291
U.K.	67	130
Consolidated expenditures for long-lived assets	$1,609	$3,093
The following table provides the proportion of gross loans receivable by segment:

(dollars in thousands)	March 31, 2018	December 31, 2017
U.S.	$266,731	$308,696
Canada	102,597	104,551
U.K.	20,510	19,590
Total gross loans receivable	$389,838	$432,837

The following table illustrates our net long-lived assets, comprised of property and equipment by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(dollars in thousands)	March 31, 2018	December 31, 2017
U.S.	$50,614	$52,627
Canada	31,390	32,924
U.K.	1,518	1,535
Total net long-lived assets	$83,522	$87,086

Our chief operating decision maker does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – CONTINGENT LIABILITIES
Harrison, et al v. Principal Investments, Inc. et al

During the period relevant to this class action litigation, we pursued in excess of 16,000 claims in the limited actions and jurisdiction court in Clark County, Nevada, seeking payment of loans on which customers had defaulted. We utilized outside counsel to file these debt collection lawsuits. On Scene Mediations, a process serving company, was employed to serve the summons and petitions in the majority of these cases. In an unrelated matter, the principal of On Scene Mediations was convicted of multiple accounts of perjury and filing false affidavits to obtain judgments

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

on behalf of a Las Vegas collection agency. In September 2010, we were sued by four former customers in a proposed class action suit filed in the District Court in Clark County, Nevada. The plaintiffs in this case claimed that they, and others in the proposed class, were not properly served notice of the debt collection lawsuits by the Company.

On June 7, 2017, the parties reached a settlement in this matter and we accrued approximately $2.3 million as a result of this settlement. At a July 24, 2017 hearing before the District Court in Clark County, Nevada, the court granted preliminary approval of the settlement, and on October 30, 2017, the court issued final approval of the class settlement. We paid the approved settlement amount and released the related liability.

Reimbursement Offer; Possible Changes in Payment Practices

During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (1) claims from potentially affected borrowers stating that they were in fact confused by our practices and (2) bank statements from such borrowers showing that fees for which reimbursement is sought were incurred at a time that such borrowers might reasonably have been confused about our practices. We recorded a $2.0 million liability for this matter.

Additionally, we also decided that, in June 2018, we will discontinue the use of secondary payment cards for affected borrowers who do not explicitly reauthorize the use of secondary payment cards.  For these borrowers, in the event we cannot obtain payment through the bank account or payment card listed on the borrower’s application, we will need to rely exclusively on other collection methods such as delinquency notices and/or collection calls.  The discontinuation for affected borrowers of our current use of secondary cards will increase collections costs and reduce collections effectiveness.

City of Austin

We were cited on July 5, 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under our Credit Access Business programs, including loan sizes and repayment terms. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. Subsequent to the denial of our appeal of the County Court's decision in October 2017, we were notified during the quarter ended March 31, 2018 that the case could potentially go to trial in the summer of 2018. We do not anticipate having a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere in Texas, and would force us to restructure the loans we originate in Austin and elsewhere in Texas.

Other Legal Matters
We are also a defendant in certain routine litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, based upon the advice of legal counsel, the likelihood is remote that the impact of any pending legal proceedings and claims, either individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In February 2017, CFTC issued $470.0 million aggregate principal amount Senior Secured Notes, the proceeds of which were used together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of our wholly owned subsidiary, CURO Intermediate, (ii) redeem the outstanding 12.00% Senior Cash Pay Notes due 2017 and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. CFTC sold the Senior Secured Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”); or outside the U.S. to non-U.S. persons in compliance with Regulation S of the Securities Act.

In November 2017, CFTC issued $135.0 million aggregate principal amount of additional Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act (the "Additional Notes Offering"). CFTC used the proceeds from the Additional Notes Offering, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to us, CFTC’s sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders holding a majority in the outstanding principal amount outstanding of the current Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the Senior Secured Notes to permit the dividend.

On March 7, 2018, CFTC redeemed $77.5 million of the Senior Secured Notes at a price equal to 112.00% of the principal amount plus accrued and unpaid interest to the date of redemption. Following the redemption, $527.5 million of the original outstanding principal amount of the Senior Secured Notes remain outstanding. The redemption was conducted pursuant to the indenture governing the Senior Secured Notes, dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the indenture, CFTC used a portion of the cash proceeds from our IPO, completed in December 2017, to redeem such Senior Secured Notes. See Note 5, "Long-Term Debt," for additional details.

The following condensed consolidating financing information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	CFTC as the issuer of the Senior Secured Notes;

(ii)	CURO Intermediate as the issuer of the 10.75% senior secured notes that were redeemed in February 2017;

(iii)
Our subsidiary guarantors, which are comprised of our domestic subsidiaries, excluding CFTC and CURO Intermediate (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the Senior Secured Notes issued in February 2017 and the 10.75% senior secured notes redeemed in February 2017;

(iv)	Our other subsidiaries on a consolidated basis, which are not guarantors of the Senior Secured Notes (the “Subsidiary Non-Guarantors”)

(v)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in our subsidiaries;

(vi)	Us and our subsidiaries on a consolidated basis.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$—	$82,358	$48,381	$—	$—	$130,739	$—	$—	$130,739
Restricted cash	—	—	1,678	3,710	12,268	—	17,656	—	—	17,656
Loans receivable, net	—	—	68,304	110,775	149,873	—	328,952	—	—	328,952
Deferred income taxes	—	1,002	(3,313)	4,128	—	—	1,817	—	—	1,817
Prepaid expenses and other	—	—	29,304	3,449	—	—	32,753	—	—	32,753
Property and equipment, net	—	—	50,613	32,909	—	—	83,522	—	—	83,522
Goodwill	—	—	91,130	54,634	—	—	145,764	—	—	145,764
Other intangibles, net	16	—	5,024	26,921	—	—	31,961	—	—	31,961
Intercompany receivable	—	37,877	19,236	(17,249)	—	(39,864)	—	—	—	—
Investment in subsidiaries	31,067	981,468	—	—	—	(1,012,535)	—	(62,855)	62,855	—
Other	6,668	—	4,499	1,050	—	—	12,217	—	—	12,217
Total assets	$37,751	$1,020,347	$348,833	$268,708	$162,141	$(1,052,399)	$785,381	$(62,855)	$62,855	$785,381
Liabilities and Stockholder's equity:
Accounts payable and accrued liabilities	$2,346	$16	$33,274	$17,176	$15	$—	$52,827	$33	$—	$52,860
Deferred revenue	—	—	5,031	5,145	(24)	—	10,152	—	—	10,152
Income taxes payable	(56,738)	87,519	(18,566)	269	—	—	12,484	(3,750)	—	8,734
Accrued interest	5,121	—	—	—	1,263	—	6,384	—	—	6,384
Payable to CURO Holdings Corp.	38,848	—	62,839	—	—	—	101,687	(101,687)	—	—
CSO guarantee liability	—	—	10,412	—	—	—	10,412	—	—	10,412
Deferred rent	—	—	9,837	1,895	—	—	11,732	—	—	11,732
Long-term debt (excluding current maturities)	511,494	—	—	—	111,150	—	622,644	—	—	622,644
Subordinated shareholder debt	—	—	—	2,322	—	—	2,322	—	—	2,322
Intercompany payable	(398,033)	894,896	(370,086)	39,864	(126,777)	(39,864)	—	—	—	—
Other long-term liabilities	—	—	4,539	1,660	—	—	6,199	—	—	6,199
Deferred tax liabilities	(2,432)	6,849	(276)	7,252	—	—	11,393	—	—	11,393
Total liabilities	100,606	989,280	(262,996)	75,583	(14,373)	(39,864)	848,236	(105,404)	—	742,832
Stockholder’s equity	(62,855)	31,067	611,829	193,125	176,514	(1,012,535)	(62,855)	42,549	62,855	42,549
Total liabilities and stockholder’s equity	$37,751	$1,020,347	$348,833	$268,708	$162,141	$(1,052,399)	$785,381	$(62,855)	$62,855	$785,381

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$—	$117,379	$44,915	$—	$—	$162,294	$80	$—	$162,374
Restricted cash	—	—	1,677	3,569	6,871	—	12,117	—	—	12,117
Loans receivable, net	—	—	84,912	110,651	167,706	—	363,269	—	—	363,269
Deferred income taxes	—	2,154	(4,646)	3,502	—	—	1,010	(238)	—	772
Income taxes receivable	—	—	—	—	—	—	—	3,455	—	3,455
Prepaid expenses and other	—	—	38,277	3,353	—	—	41,630	882	—	42,512
Property and equipment, net	—	—	52,627	34,459	—	—	87,086	—	—	87,086
Goodwill	—	—	91,131	54,476	—	—	145,607	—	—	145,607
Other intangibles, net	16	—	5,418	27,335	—	—	32,769	—	—	32,769
Intercompany receivable	—	37,877	33,062	(30,588)	—	(40,351)	—	—	—	—
Investment in subsidiaries	(14,504)	899,371	—	—	—	(884,867)	—	(84,889)	84,889	—
Other	5,713	—	3,017	1,040	—	—	9,770	—	—	9,770
Total assets	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731
Liabilities and Stockholder's equity:
Accounts payable and accrued liabilities	$2,606	$13	$35,753	$15,954	$12	$—	$54,338	$1,454	$—	$55,792
Deferred revenue	—	—	6,529	5,455	—	—	11,984	—	—	11,984
Income taxes payable	(49,738)	70,231	(18,450)	2,077	—	—	4,120	—	—	4,120
Accrued interest	24,201	—	—	—	1,266	—	25,467	—	—	25,467
Payable to CURO Holdings Corp.	184,348	—	(95,048)	—	—	—	89,300	(89,300)	—	—
CSO guarantee liability	—	—	17,795	—	—	—	17,795	—	—	17,795
Deferred rent	—	—	9,896	1,681	—	—	11,577	—	—	11,577
Long-term debt	585,823	—	—	—	120,402	—	706,225	—	—	706,225
Subordinated shareholder debt	—	—	—	2,381	—	—	2,381	—	—	2,381
Intercompany payable	(668,536)	876,869	(124,332)	40,351	(84,001)	(40,351)	—	—	—	—
Other long-term liabilities	—	—	3,969	1,799	—	—	5,768	—	—	5,768
Deferred tax liabilities	(2,590)	6,793	(143)	7,426	—	—	11,486	—	—	11,486
Total liabilities	76,114	953,906	(164,031)	77,124	37,679	(40,351)	940,441	(87,846)	—	852,595
Stockholder’s equity	(84,889)	(14,504)	586,885	175,588	136,898	(884,867)	(84,889)	7,136	84,889	7,136
Total liabilities and stockholder’s equity	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$128,408	$57,165	$76,185	$—	$261,758	$—	$—	$261,758
Provision for losses	—	—	35,769	16,698	28,564	—	81,031	—	—	81,031
Net revenue	—	—	92,639	40,467	47,621	—	180,727	—	—	180,727
Cost of providing services:
Salaries and benefits	—	—	18,018	8,900	—	—	26,918	—	—	26,918
Occupancy	—	—	7,646	5,781	—	—	13,427	—	—	13,427
Office	—	—	5,582	1,399	—	—	6,981	—	—	6,981
Other costs of providing services	—	—	12,030	1,889	481	—	14,400	—	—	14,400
Advertising	—	—	5,159	4,597	—	—	9,756	—	—	9,756
Total cost of providing services	—	—	48,435	22,566	481	—	71,482	—	—	71,482
Gross margin	—	—	44,204	17,901	47,140	—	109,245	—	—	109,245
Operating (income) expense:
Corporate, district and other	448	7	27,992	9,922	30	—	38,399	2,055	—	40,454
Intercompany management fee	—	—	(6,902)	3,494	3,408	—	—	—	—	—
Interest expense	18,322	—	(112)	52	4,087	—	22,349	—	—	22,349
Loss on extinguishment of debt	11,683	—	—	—	—	—	11,683	—	—	11,683
Intercompany interest (income) expense	—	(880)	(79)	959	—	—	—	—	—	—
Total operating expense	30,453	(873)	20,899	14,427	7,525	—	72,431	2,055	—	74,486
Net income (loss) before income taxes	(30,453)	873	23,305	3,474	39,615	—	36,814	(2,055)	—	34,759
Provision for income tax expense (benefit)	(6,841)	18,497	(1,585)	1,929	—	—	12,000	(533)	—	11,467
Net income (loss)	(23,612)	(17,624)	24,890	1,545	39,615	—	24,814	(1,522)	—	23,292
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	24,814	(24,814)	—
CURO Intermediate	(17,624)	—	—	—	—	17,624	—	—	—	—
Guarantor Subsidiaries	24,890	—	—	—	—	(24,890)	—	—	—	—
Non-Guarantor Subsidiaries	1,545	—	—	—	—	(1,545)	—	—	—	—
SPV Subs	39,615	—	—	—	—	(39,615)	—	—	—	—
Net income (loss) attributable to CURO	$24,814	$(17,624)	$24,890	$1,545	$39,615	$(48,426)	$24,814	$23,292	$(24,814)	$23,292

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$112,123	$50,258	$62,199	$—	$224,580	$—	$—	$224,580
Provision for losses	—	—	28,056	12,542	21,138	—	61,736	—	—	61,736
Net revenue	—	—	84,067	37,716	41,061	—	162,844	—	—	162,844
Cost of providing services:
Salaries and benefits	—	—	17,853	8,580	—	—	26,433	—	—	26,433
Occupancy	—	—	8,145	5,950	—	—	14,095	—	—	14,095
Office	—	—	3,764	1,104	—	—	4,868	—	—	4,868
Other store operating expenses	—	—	13,504	1,316	35	—	14,855	—	—	14,855
Advertising	—	—	4,694	2,994	—	—	7,688	—	—	7,688
Total cost of providing services	—	—	47,960	19,944	35	—	67,939	—	—	67,939
Gross Margin	—	—	36,107	17,772	41,026	—	94,905	—	—	94,905
Operating (income) expense:
Corporate, district and other	530	8	19,358	10,888	115	—	30,899	2,094	—	32,993
Interest expense	7,282	9,613	1	21	3,139	—	20,056	3,310	—	23,366
Intercompany interest (income) expense	—	(1,148)	(2,022)	1,314	1,856	—	—	—	—	—
Loss on extinguishment of debt	—	11,884	—	—	—	—	11,884	574	—	12,458
Total operating expense	7,812	20,357	17,337	12,223	5,110	—	62,839	5,978	—	68,817
Net (loss) income before income taxes	(7,812)	(20,357)	18,770	5,549	35,916	—	32,066	(5,978)	—	26,088
Provision for income tax (benefit) expense	(3,960)	16,611	(2,975)	2,044	—	—	11,720	(2,270)	—	9,450
Net income (loss)	(3,852)	(36,968)	21,745	3,505	35,916	—	20,346	(3,708)	—	16,638
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	20,346	(20,346)	—
CURO Intermediate	(36,968)	—	—	—	—	36,968	—	—	—	—
Guarantor Subsidiaries	21,745	—	—	—	—	(21,745)	—	—	—	—
Non-Guarantor Subsidiaries	3,505	—	—	—	—	(3,505)	—	—	—	—
SPV Subs	35,916	—	—	—	—	(35,916)	—	—	—	—
Net income (loss) attributable to CURO	$(15,570)	$(36,968)	$21,745	$3,505	$35,916	$11,718	$20,346	$16,638	$(20,346)	$16,638

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash provided (used)	$78,529	$—	$(34,233)	$4,868	$14,916	$3,922	$68,002	$(13,215)	$—	$54,787
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(788)	(821)	—	—	(1,609)	—	—	(1,609)
Cash paid for Cognical Holdings preferred shares	(958)	—	—	—	—	—	(958)	—	—	(958)
Change in restricted cash	—	—	—	(6)	(5,397)	—	(5,403)	—	—	(5,403)
Net cash provided (used)	(958)	—	(788)	(827)	(5,397)	—	(7,970)	—	—	(7,970)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility	—	—	—	—	3,000	—	3,000	—	—	3,000
Payments on Non-Recourse U.S. SPV facility	—	—	—	—	(12,519)	—	(12,519)	—	—	(12,519)
Proceeds from revolving credit facilities	10,000	—	—	—	—	—	10,000	—	—	10,000
Payments on revolving credit facilities	(10,000)	—	—	—	—	—	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	13,135	—	13,135
Payments on 12.00% Senior Secured Notes	(77,500)	—	—	—	—	—	(77,500)	—	—	(77,500)
Debt issuance costs paid	(71)	—	—	—	—	—	(71)	—	—	(71)
Net cash provided (used)	(77,571)	—	—	—	(9,519)	—	(87,090)	13,135	—	(73,955)
Effect of exchange rate changes on cash	—	—	—	(575)	—	(3,922)	(4,497)	—	—	(4,497)
Net increase (decrease) in cash	—	—	(35,021)	3,466	—	—	(31,555)	(80)	—	(31,635)
Cash at beginning of period	—	—	117,379	44,915	—	—	162,294	80		162,374
Cash at end of period	$—	$—	$82,358	$48,381	$—	$—	$130,739	$—	$—	$130,739

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash (used) provided	$(317,556)	$427,790	$(33,328)	$(13,996)	$(891)	$(11)	$62,008	$(5,083)	$—	$56,925
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(1,672)	(1,421)	—	—	(3,093)	—	—	(3,093)
Change in restricted cash	—	—	—	121	(7,114)	—	(6,993)	—	—	(6,993)
Net cash used	—	—	(1,672)	(1,300)	(7,114)	—	(10,086)	—	—	(10,086)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	—	—	—	19,802	—	19,802	—	—	19,802
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	—	—	—	(11,797)	—	(11,797)	—	—	(11,797)
Proceeds from issuance of 12.00% Senior Secured Notes	461,329	—	—	—	—	—	461,329	—	—	461,329
Payments on 10.75% Senior Secured Notes	—	(426,034)	—	—	—	—	(426,034)	—	—	(426,034)
Payments on 12.00% Senior Cash Pay Notes	—	—	—	—	—	—	—	(125,000)	—	(125,000)
Dividends (paid) received	(130,083)	—	—	—	—	—	(130,083)	130,083	—	—
Debt issuance costs paid	(13,690)	—	—	—	—	—	(13,690)	—	—	(13,690)
Net cash provided (used)	317,556	(426,034)	—	—	8,005	—	(100,473)	5,083	—	(95,390)
Effect of exchange rate changes on cash	—	—	—	818	—	11	829	—	—	829
Net increase (decrease) in cash	—	1,756	(35,000)	(14,478)	—	—	(47,722)	—	—	(47,722)
Cash at beginning of period	—	1,954	127,712	63,779	—	—	193,445	80	—	193,525
Cash at end of period	$—	$3,710	$92,712	$49,301	$—	$—	$145,723	$80	$—	$145,803

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15 - SUBSEQUENT EVENTS
Excess Cash Flow Offer

Subject to the provisions of its Senior Secured Notes, CFTC is required to make an offer to purchase the maximum principal amount of Senior Secured Notes that may be redeemed with 50% of its Excess Cash Flow (as defined in the agreement) within 125 days after the end of each fiscal year commencing with the fiscal year ended December 31, 2017. CFTC is not required to make an offer unless its Excess Cash Flow exceeds $5.0 million (with lesser amounts being carried forward for purposes of determining whether the $5.0 million threshold has been met for any future period).  Upon completion of each Excess Cash Flow offer, the Excess Cash Flow amount will be reset at zero.

On April 5, 2018, CFTC initiated an offer to purchase up to $37.7 million of its Senior Secured Notes at par, which represented 50% of its Excess Cash Flow for the fiscal year ended December 31, 2017. The offer expired on May 2, 2018 and did not result in the tender of any Notes.  According to the terms of the Indenture, the Excess Cash Flow amount has been reset at zero.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources, and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the sections titled "Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our 2017 Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States, Canada and the United Kingdom and are a market leader in our industry based on revenues.

History

The CURO business was founded in 1997 to meet the growing needs of consumers looking for access to credit. The Company set out to offer a variety of convenient, easily-accessible financial and loan services and over its 20 years of operations, expanded across the United States, Canada and the United Kingdom.

CURO Financial Technologies Corp. ("CFTC") (then known as Speedy Cash Holdings Corp.), was incorporated in Delaware on July 16, 2008. On September 10, 2008, our founders sold or otherwise contributed all of the outstanding equity of the various operating entities that comprised the CURO business to a wholly-owned subsidiary of CFTC in connection with an investment in CFTC by Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated funds, or FFL Partners. CURO Group Holdings Corp. (then known as Speedy Group Holdings Corp.) was incorporated in Delaware on February 7, 2013 as the parent company of CFTC. On May 11, 2016, we changed the name of Speedy Group Holdings Corp. to CURO Group Holdings Corp. We similarly changed the names of some of its subsidiaries.

Our growth has been fueled by acquisitions in the U.S., Canada and the United Kingdom, as well as organically, including the launch of new brands. Recent brand launches include the March 2016 launch of LendDirect, an online installment loan brand in Alberta, Canada, that is now offered in four provinces, and the June 2017 launch of Avio Credit, an online Installment Loan brand in the U.S. market that is currently available in four states.

Recent Developments

On April 30, 2018, we announced that we expect to begin offering consumers within the United States a new line of credit product through a relationship with MetaBank® ("Meta"); a wholly-owned subsidiary of Meta Financial Group, Inc. CURO and Meta expect to finalize supporting agreements and diligence in the second quarter of 2018 and then structure a pilot launch. Under the program partnership agreement, Meta may hold up to $350 million of product receivables on its balance sheet for the first three years of the relationship, although there can be no assurance as to the level of success in selling this credit product. Successful launch of the program is conditioned upon execution of supporting agreements and completion of diligence.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

The following table summarizes revenue by product, including CSO fees, for the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2018				March 31, 2017
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$120,476	$4,903	$7,567	$132,946	$100,754	$3,420	$5,257	$109,431
Secured Installment	26,856	—	—	26,856	23,669	—	—	23,669
Open-End	25,834	1,389	—	27,223	17,907	—	—	17,907
Single-Pay	26,065	34,292	3,348	63,705	26,327	34,179	3,284	63,790
Ancillary	5,362	5,666	—	11,028	5,665	3,967	151	9,783
Total revenue	$204,593	$46,250	$10,915	$261,758	$174,322	$41,566	$8,692	$224,580

During the three months ended March 31, 2018, total lending revenue (excluding revenues from ancillary products) grew $35.9 million, or 16.7%, to $250.7 million, compared to the prior year period, predominantly driven by growth in Installment loan revenue in all three countries. Unsecured Installment loan revenues rose 21.5% and Secured Installment revenues rose 13.5% because of loan growth. Single-Pay revenues were flat year-over-year. The effect of Single-Pay receivables growth was offset by regulatory changes in Ontario, Canada. Open-End revenues rose 52.0% on organic growth in the U.S. and the introduction of Open-End products in Virginia and Canada. Ancillary revenues increased 12.7% versus the same quarter a year ago primarily due to non-lending revenue in Canada.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer:
For the three months ended March 31, 2018 and 2017, revenue generated through our online channel was 43% and 36%, respectively, of consolidated revenue.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable increased from the prior year quarter due to growth in the United States, primarily in California; growth in Canada, primarily in Alberta; and growth in the United

Kingdom. Gross combined Unsecured Installment Loan balances grew $40.4 million, or 21.8%, compared to March 31, 2017.

Loss provision rates as a percentage of originations for Company Owned loans increased sequentially from 22.1% to 27.6% to maintain allowance coverage. Loss provision rates for loans Guaranteed by the Company remained consistent sequentially from the fourth quarter of 2017. Net charge offs for Company Owned loans and loans Guaranteed by the Company were consistent and improved, respectively, versus the fourth quarter of 2017.

Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable was consistent sequentially from the fourth quarter of 2017. Unsecured Installment CSO guarantee liability as a percentage of Unsecured Installment gross loans Guaranteed by the Company declined from the end of 2017 because of improved net charge offs and delinquencies. The delinquency rate for Company Owned Unsecured Installment gross loans was flat to the fourth quarter of 2017 and up slightly versus the same quarter a year ago, while the delinquency rate for Unsecured Installment gross loans Guaranteed by the Company improved sequentially and year-over-year.

	2018	2017
(dollars in thousands, except average loan amount, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Unsecured Installment loans:
Revenue - Company Owned	$66,004	$67,800	$61,653	$52,550	$51,206
Provision for losses - Company Owned	27,477	29,917	29,079	17,845	19,309
Net revenue - Company Owned	$38,527	$37,883	$32,574	$34,705	$31,897
Net charge-offs - Company Owned	$33,410	$32,894	$23,858	$18,858	$(4,918)
Revenue - Guaranteed by the Company	$66,942	$69,078	$67,132	$52,599	$58,225
Provision for losses - Guaranteed by the Company	23,556	32,915	36,212	23,575	19,940
Net revenue - Guaranteed by the Company	$43,386	$36,163	$30,920	$29,024	$38,285
Net charge-offs - Guaranteed by the Company	$30,743	$31,898	$34,904	$27,309	$17,088
Unsecured Installment gross combined loans receivable:
Company owned	$171,432	$196,306	$181,831	$156,075	$131,386
Guaranteed by the Company (1) (2)	54,332	75,156	67,438	58,289	53,978
Unsecured Installment gross combined loans receivable (1)(2)	$225,764	$271,462	$249,269	$214,364	$185,364

Unsecured Installment Allowance for loan losses (3)	$37,916	$43,755	$46,938	$41,406	$42,040
Unsecured Installment CSO guarantee liability (3)	$9,886	$17,072	$16,056	$14,748	$18,482
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	22.1%	22.3%	25.8%	26.5%	32.0%
Unsecured Installment CSO guarantee liability as a percentage of Unsecured Installment gross loans guaranteed by the Company	18.2%	22.7%	23.8%	25.3%	34.2%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$39,273	$44,963	$41,353	$33,534	$28,913
Unsecured Installment gross loans guaranteed by the Company	$8,410	$12,480	$10,462	$8,204	$11,196
Past-due Unsecured Installment gross loans receivable -- percentage (2)	22.9%	22.9%	22.7%	21.5%	22.0%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	15.5%	16.6%	15.5%	14.1%	20.7%
Unsecured Installment other information:
Originations - Company owned (4)	$99,418	$135,284	$137,618	$119,636	$98,691
Average loan amount - Company owned	$666	$714	$730	$697	$687
Originations - Guaranteed by the Company (1) (4)	$60,593	$82,326	$83,680	$68,338	$55,112
Average loan amount - Guaranteed by the Company	$523	$526	$526	$485	$482
Unsecured Installment ratios:
Provision as a percentage of originations - Company Owned	27.6%	22.1%	21.1%	14.9%	19.6%
Provision as a percentage of gross loans receivable - Company Owned	16.0%	15.2%	16.0%	11.4%	14.7%
Provision as a percentage of originations - Guaranteed by the Company	38.9%	40.0%	43.3%	34.5%	36.2%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	43.4%	43.8%	53.7%	40.4%	36.9%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Condensed Consolidated Balance Sheets.
(4) We have revised previously-reported origination statistics to conform to current year methodology.

Secured Installment Loans

Secured Installment gross combined loans receivable balances increased by $11.3 million, or 15.9%, compared to March 31, 2017 primarily due to growth in California and Arizona. Secured Installment Allowance for loan losses and CSO guarantee liability as a percentage of Secured Installment gross loans receivable settled at a more normalized range in the fourth quarter of 2017 and remained consistent sequentially through the first quarter of 2018. Delinquency rates were stable and net charge offs improved versus the fourth quarter of 2017.

	2018	2017
(dollars in thousands, except average loan amount, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Secured Installment loans:
Revenue	$26,856	$27,732	$26,407	$23,173	$23,669
Provision for losses	6,640	10,051	6,512	4,955	7,436
Net revenue	$20,216	$17,681	$19,895	$18,218	$16,233
Net charge-offs	$8,669	$10,802	$11,597	$6,481	$(2,235)
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable(1)(2)	$82,534	$92,817	$88,730	$80,077	$71,213
Secured Installment Allowance for loan losses and CSO guarantee liability (3)	$12,165	$14,194	$14,945	$20,030	$21,557
Secured Installment Allowance for loan losses and CSO guarantee liability as a percentage of Secured Installment gross combined loans receivable	14.7%	15.3%	16.8%	25.0%	30.3%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$14,756	$16,554	$15,265	$12,630	$10,186
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (2)	17.9%	17.8%	17.2%	15.8%	14.3%
Secured Installment other information:
Originations (1)(4)	$34,750	$48,577	$52,526	$45,596	$37,641
Average loan amount (1)(4)	$1,222	$1,303	$1,299	$1,231	$1,326
Secured Installment ratios:
Provision as a percentage of originations	19.1%	20.7%	12.4%	10.9%	19.8%
Provision as a percentage of gross combined loans receivable	8.0%	10.8%	7.3%	6.2%	10.4%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Condensed Consolidated Balance Sheets.
(4) We have revised previously-reported origination statistics to conform to current year methodology.

Open-End Loans

Open-End loan balances increased by $25.9 million compared to March 31, 2017 from year-over-year growth in Kansas and Tennessee of 12.2% and 8.6%, respectively, the 2017 launch of Open-End in Virginia and conversion in the fourth quarter of 2017 of a portion of Canada Unsecured Installment loans to Open-End loans. The provision for losses and Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable remained consistent with the previous quarter. The decline year-over-year in Allowance as a percentage of Open-End gross receivables compared to March 31, 2017 is primarily due to geographic mix and seasoning in the U.S.

	2018	2017
(dollars in thousands, except average loan amount, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Revenue	$27,223	$21,154	$18,630	$15,805	$17,907
Provision for losses	11,428	8,334	6,348	4,298	3,265
Net revenue	$15,795	$12,820	$12,282	$11,507	$14,642
Net charge-offs	$10,972	$6,799	$5,991	$4,343	$3,876
Open-End gross combined loan balances:
Open-End gross loans receivable	$51,564	$47,949	$32,133	$26,771	$25,626
Allowance for loan losses	$6,846	$6,426	$4,880	$4,523	$4,572
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	13.3%	13.4%	15.2%	16.9%	17.8%
Open-End other information:
Average loan amount (1)	$702	$579	$463	$451	$454
Open-End ratios:
Provision as a percentage of gross combined loans receivable	22.2%	17.4%	19.8%	16.1%	12.7%
(1) We have revised previously-reported origination statistics to conform to current year methodology.

Single-Pay

Single-Pay revenue and combined loans receivable during the three months ended March 31, 2018 were affected primarily by regulatory changes in Canada (rate changes in Ontario and British Columbia) and continued product shift from Single-Pay to Installment and Open-End loans in all countries. Single-Pay loan balances grew 8.3% (primarily in Canada) but revenue was flat versus the same quarter a year ago because of lower yields in Canada. Credit quality and metrics for Single-Pay remain stable.

	2018	2017
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Single-pay loans:
Revenue	$63,705	$70,868	$70,895	$63,241	$63,790
Provision for losses	11,302	17,952	20,632	14,289	11,399
Net revenue	$52,403	$52,916	$50,263	$48,952	$52,391
Net charge-offs	$12,698	$17,362	$20,515	$13,849	$12,499
Single-Pay gross combined loan balances:
Single-Pay gross combined loans receivable (1) (2)	$87,075	$99,400	$94,476	$91,230	$80,423
Single-Pay Allowance for loan losses and CSO guarantee liability (3)	$4,485	$5,915	$5,342	$5,313	$4,736
Single-Pay Allowance for loan losses and CSO guarantee liability as a percentage of Single-Pay gross combined loans receivable	5.2%	6.0%	5.7%	5.8%	5.9%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our consolidated financial statements.
(2) Non-GAAP measure.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Condensed Consolidated Balance Sheets.

Gross Combined Loans Receivable

The following table summarizes Company Owned gross loans receivable, a GAAP balance sheet measure, and reconciles it to gross combined loans receivable, a non-GAAP measure including loans originated by third-party lenders through CSO programs, which are not included in our Condensed Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the lender. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

	Three Months Ended
(in millions)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Company-owned gross loans receivable	$389.8	$432.8	$393.4	$350.3	$304.8
Gross loans receivable guaranteed by the Company	57.1	78.8	71.2	62.1	57.8
Gross combined loans receivable	$446.9	$511.6	$464.6	$412.4	$362.6

Gross combined loans receivable by product are presented below:

Gross combined loans receivable increased $84.3 million, or 23.2%, to $446.9 million for the three months ended March 31, 2018 compared to $362.6 million for the three months ended March 31, 2017 with solid growth in all categories of Company Owned loans. Gross combined loans receivable decreased sequentially from December 31, 2017 because of seasonality as the Company's customers use tax refunds to repay balances.

Results of Operations

	Three Months Ended March 31,		Change
(dollars in thousands, unaudited)	2018	2017	$	%
Condensed Consolidated Statements of Income:
Revenue	$261,758	$224,580	$37,178	16.6%
Provision for losses	81,031	61,736	19,295	31.3%
Net revenue	180,727	162,844	17,883	11.0%
Advertising costs	9,756	7,688	2,068	26.9%
Non-advertising costs of providing services	61,726	60,251	1,475	2.4%
Total cost of providing services	71,482	67,939	3,543	5.2%
Gross Margin	109,245	94,905	14,340	15.1%
Operating expense
Corporate, district and other	40,454	32,993	7,461	22.6%
Interest expense	22,349	23,366	(1,017)	(4.4)%
Loss on extinguishment of debt	11,683	12,458	(775)	(6.2)%
Total operating expense	74,486	68,817	5,669	8.2%
Net income before taxes	34,759	26,088	8,671	33.2%
Provision for income taxes	11,467	9,450	2,017	21.3%
Net income	$23,292	$16,638	$6,654	40.0%

Revenue and Net Revenue

Revenue increased $37.2 million, or 16.6%, to $261.8 million for the three months ended March 31, 2018 from $224.6 million for the three months ended March 31, 2017. U.S. revenue increased 17.4% on volume growth, U.K. revenue increased by 25.6%, and revenue in Canada increased 11.3% where volume growth offset regulatory impacts on rates and product mix.

Provision for losses increased $19.3 million, or 31.3%, to $81.0 million for the three months ended March 31, 2018 from $61.7 million for the three months ended March 31, 2017. This is explained more fully in the segment analysis that follows.

Cost of Providing Services

The total cost of providing services increased $3.5 million, or 5.2%, to $71.5 million in the three months ended March 31, 2018, compared to $67.9 million in the three months ended March 31, 2017 primarily because of higher customer acquisition spend.

Operating Expenses

Corporate, district and other expense increased $7.5 million, or 22.6% primarily due to $4.1 additional compensation expense from increased marketing, collections and technology headcount and $1.7 million of additional share-based compensation expense.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 33.0% compared to 36.2% for the three months ended March 31, 2017. As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), the corporate income tax rate for U.S. decreased from 35% to 21%, effective in 2018. The provision for income tax as of March 31, 2018 includes an additional accrual of $1.2 million for adjustments to estimates of the tax on prior years' foreign repatriation and an estimated GILTI ("Global Intangible Low-Taxed Income") tax of $0.6 million. The $1.2 million additional provision on prior years' foreign repatriation was the result of additional interpretative guidance from the IRS issued during the first quarter of 2018 while the GILTI provision is a new, continuous requirement under the 2017 Tax Act. These items increased the effective tax rate by 5.2%. Excluding the impact of these items, the effective rate for the three months ended March 31, 2018 was 27.8%.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017 - Segment Analysis

We report financial results for three reportable segments: the United States, Canada and the United Kingdom. Following are a recap of results of operations for the segment and period indicated:

U.S. Segment Results
	Three Months Ended March 31,		Change
(dollars in thousands, unaudited)	2018	2017	$	%
Revenue	$204,593	$174,322	$30,271	17.4%
Provision for losses	64,333	49,194	15,139	30.8%
Net revenue	140,260	125,128	15,132	12.1%
Advertising costs	5,159	4,694	465	9.9%
Non-advertising costs of providing services	43,757	43,301	456	1.1%
Total cost of providing services	48,916	47,995	921	1.9%
Gross margin	91,344	77,133	14,211	18.4%
Corporate, district and other	30,532	25,049	5,483	21.9%
Interest expense	22,297	23,345	(1,048)	(4.5)%
Loss on extinguishment of debt	11,683	12,458	(775)	(6.2)%
Total operating expense	64,512	60,852	3,660	6.0%
Segment operating income	26,832	16,281	10,551	64.8%
Interest expense	22,297	23,345	(1,048)	(4.5)%
Depreciation and amortization	3,407	3,360	47	1.4%
EBITDA	52,536	42,986	9,550	22.2%
Loss on extinguishment of debt	11,683	12,458	(775)	(6.2)%
Other adjustments	(59)	6	(65)	#
Share-based cash and non-cash compensation	1,842	126	1,716	#
Transaction related costs	—	2,254	(2,254)	#
Adjusted EBITDA	$66,002	$57,830	$8,172	14.1%
# - Variance greater than 100% or not meaningful.

First quarter U.S. revenues grew by $30.3 million or 17.4% to $204.6 million.

U.S revenue growth was driven by a $51.3 million, or 18.8%, increase in gross combined loans receivable to $323.8 million at March 31, 2018 compared to $272.5 million in the prior year period. We experienced volume growth primarily from Unsecured Installment receivables, which increased year-over-year $30.3 million, or 21.2%. Secured Installment receivables increased from the prior year period by $11.3 million or 15.9%, and Open-End receivables increased $8.9 million, or 34.8% compared to the prior year period. Open-end growth was driven by year-over-year expansion in Kansas and Tennessee of 12.2% and 8.6%, respectively, and the 2017 launch of Open-End in Virginia.

The increase of $15.1 million or 30.8% in provision for losses was primarily driven by the increase in combined loans receivable as previously discussed.

U.S. cost of providing services remained consistent with the same period in the prior year. The total cost of providing services for the three months ended March 31, 2018 were $48.9 million, a slight increase of $0.9 million, or 1.9%, compared to $48.0 million for the three months ended March 31, 2017.

The $5.5 million increase of corporate, district and other operating expenses includes $3.0 million of additional compensation expense, primarily due to increased marketing, collections and technology headcount and $1.7 million of additional share-based compensation expense.

Canada Segment Results
	Three Months Ended March 31,		Change
(dollars in thousands, unaudited)	2018	2017	$	%
Revenue	$46,250	$41,566	$4,684	11.3%
Provision for losses	12,550	10,228	2,322	22.7%
Net revenue	33,700	31,338	2,362	7.5%
Advertising costs	2,726	1,781	945	53.1%
Non-advertising costs of providing services	16,472	15,257	1,215	8.0%
Total cost of providing services	19,198	17,038	2,160	12.7%
Gross margin	14,502	14,300	202	1.4%
Corporate, district and other	4,897	3,375	1,522	45.1%
Interest expense	57	29	28	96.6%
Total operating expense	4,954	3,404	1,550	45.5%
Segment operating income	9,548	10,896	(1,348)	(12.4)%
Interest expense	57	29	28	96.6%
Depreciation and amortization	1,128	1,119	9	0.8%
EBITDA	10,733	12,044	(1,311)	(10.9)%
Other adjustments	16	(314)	330	#
Adjusted EBITDA	$10,749	$11,730	$(981)	(8.4)%
# - Variance greater than 100% or not meaningful.

Revenue in Canada was impacted by the product transition in Alberta from Single-Pay to Unsecured Installment and Open-End loans and the impact of regulatory rate changes in Ontario and British Columbia. Canada revenue improved $4.7 million, or 11.3% to $46.3 million for the three months ended March 31, 2018 from $41.6 million in the prior year period. On a constant currency basis, revenue was up $2.6 million, or 6.3%.

Single-Pay revenue increased $0.1 million, or 0.3% to $34.3 million for the three months ended March 31, 2018 due to 17.9% higher origination volumes compared to the same period in the prior year. Single-Pay ending receivables increased $5.7 million, or 13.1%, to $48.7 million from $43.1 million in the prior year period.

Canadian non-Single-Pay revenue grew $4.6 million, or 61.9% compared to the same quarter a year ago on $22.0 million, or 68.8% growth in related loan balances.

The provision for losses increased $2.3 million, or 22.7% to $12.6 million in the three months ended March 31, 2018 from $10.2 million in the prior year period, primarily due to relative loan volumes and the mix shift from Single-Pay loans to Unsecured Installment and Open-End loans. On a constant currency basis, provision for losses increased $1.8 million, or 17.2%.

The cost of providing services in Canada increased $2.2 million, or 12.7%, to $19.2 million for the three months ended March 31, 2018, compared to $17.0 million in the prior year period. The increase was due primarily to $0.9 million, or 53.1%, higher advertising costs compared to the prior year period and an increase in occupancy expense from higher store counts. We have opened five LendDirect stores since the first quarter of 2017. On a constant currency basis, cost of providing services increased $1.3 million, or 7.6%.

Operating expenses increased $1.6 million, or 45.5%, to $5.0 million in the three months ended March 31, 2018, from $3.4 million in the prior year period, due to increased collections and customer support payroll expenses from seasonality, increased volumes, expansion of the LendDirect business, and product shifts from Single-Pay loans to Unsecured Installment and Open-End loans. On a constant currency basis, operating expenses increased $1.3 million, or 39.2%.

U.K. Segment Results
	Three Months Ended March 31,		Change
(dollars in thousands, unaudited)	2018	2017	$	%
Revenue	$10,915	$8,692	$2,223	25.6%
Provision for losses	4,148	2,314	1,834	79.3%
Net revenue	6,767	6,378	389	6.1%
Advertising costs	1,871	1,213	658	54.2%
Non-advertising costs of providing services	1,497	1,693	(196)	(11.6)%
Total cost of providing services	3,368	2,906	462	15.9%
Gross margin	3,399	3,472	(73)	(2.1)%
Corporate, district and other	5,025	4,569	456	10.0%
Interest income	(5)	(8)	3	(37.5)%
Total operating expense	5,020	4,561	459	10.1%
Segment operating loss	(1,621)	(1,089)	(532)	48.9%
Interest income	(5)	(8)	3	(37.5)%
Depreciation and amortization	126	175	(49)	(28.0)%
EBITDA	(1,500)	(922)	(578)	62.7%
Other adjustments	(36)	(6)	(30)	#
Adjusted EBITDA	$(1,536)	$(928)	$(608)	(65.5)%
# - Variance greater than 100% not meaningful.

U.K. revenue improved $2.2 million, or 25.6%, to $10.9 million, for the three months ended March 31, 2018 from $8.7 million in the prior year period. On a constant currency basis, revenue was up $1.0 million, or 11.8%. Provision for losses increased $1.8 million, and increased $1.4 million, or 59.6%, on a constant currency basis, due to growth in Installment Loan receivables.

The cost of providing services in the U.K. increased $0.5 million or 15.9% during the three months ended March 31, 2018 as compared to prior year period due to additional customer acquisition spend. On a constant currency basis the cost of providing services increased $0.1 million, or 3.2%.

Corporate, district and other expenses increased $0.5 million, or 10.1%, to $5.0 million for the three months ended March 31, 2018 as compared to the prior year period. On a constant currency basis, corporate, district and other expenses increased $0.1 million, or 2.0%, and is consistent with quarterly run rates for the full year 2017 and represent normal baseline costs for the U.K.

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

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business.
We believe that investors regularly rely on non-GAAP financial measures to assess operating performance and that such measures may highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. We believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe that Adjusted Net Income, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, EBITDA and/or Adjusted EBITDA when reporting their results.
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
Description and Reconciliations of Non-GAAP Financial Measures
Adjusted Earnings Measures, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our income or cash flows as reported under U.S. GAAP. Some of these limitations are:

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
We believe Adjusted Earnings Measures, EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate our ability to incur and service debt and our capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies.

Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Three Months Ended March 31,		Change
(in thousands except per share data)	2018	2017	$	%
Net income	$23,292	$16,638	$6,654	40.0%
Adjustments:
Loss on extinguishment of debt (1)	11,683	12,458
Transaction related costs (2)	—	2,254
Share-based compensation (3)	1,842	126
Intangible asset amortization	676	583
Impact of tax law changes(6)	1,800	—
Cumulative tax effect of adjustments	(3,692)	(5,582)
Adjusted Net Income	$35,601	$26,477	$9,124	34.5%

Net income	$23,292	$16,638
Diluted Weighted Average Shares Outstanding (4)	47,416	38,959
Diluted Earnings per Share (4)	$0.49	$0.43	$0.06	14.0%
Per Share impact of adjustments to Net Income (4)	0.26	0.25
Adjusted Diluted Earnings per Share (4)	$0.75	$0.68	$0.07	10.3%

Reconciliation of Net income to EBITDA and Adjusted EBITDA, non-GAAP measures

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Net income	$23,292	$16,638	$6,654	40.0%
Provision for income taxes	11,467	9,450	2,017	21.3%
Interest expense	22,349	23,366	(1,017)	(4.4)%
Depreciation and amortization	4,661	4,654	7	0.2%
EBITDA	61,769	54,108	$7,661	14.2%
Loss on extinguishment of debt (1)	11,683	12,458
Transaction related costs (2)	—	2,254
Share-based compensation (3)	1,842	126
Other adjustments (5)	(79)	(314)
Adjusted EBITDA	75,215	68,632	6,583	9.6%
Adjusted EBITDA Margin	28.7%	30.6%
(1) For the three months ended March 31, 2017, the $12.5 million loss from extinguishment of debt was due to the redemption of CURO Intermediate Holding Corp's 10.75% Senior Secured Notes due 2018 and the 12.00% Senior Cash Pay Notes due 2017. For the three months ended March 31, 2018, the $11.7 million loss from the extinguishment of debt was due to the redemption of CFTC's 12.00% Senior Secured Notes due 2022.

(2) Transaction-related costs include professional fees paid in connection with potential transactions and the original issuance of $470.0 million of Senior Secured Notes due 2022 in the first quarter of 2017.

(3) The Company approved the adoption of a share-based compensation plans during 2010 and 2017 for key members of its senior management team. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(4) The share and per share information have been adjusted to give effect to the 36-to-1 stock split of the Company's common stock that occurred during the fourth quarter of 2017.
(5) Other adjustments include deferred rent and the intercompany foreign exchange impact. Deferred rent represents the non-cash component of rent expense. Rent expense is recognized ratably on a straight-line basis over the lease term.

(6) As a result of the 2017 Tax Act, which was signed into law on December 22, 2017, the Company provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, the Company has booked an additional tax expense of $1.2 million for the 2017 repatriation tax. Additionally, the Tax Act provided for a new GILTI (Global Intangible Low-Taxed Income) tax starting in 2018 and the Company has estimated and provided tax expense of $0.6 million as of March 31, 2018.

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

Constant Currency Analysis

We have operations in the U.S., Canada, and the U.K. In the three months ended March 31, 2018 and 2017, approximately 21.8% and 22.4%, respectively, of our revenues were originated in currencies other than the U.S. Dollar. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar and the British Pound Sterling.

	Average Exchange Rates
	Three Months Ended March 31,		Change
	2018	2017	$	%
Canadian Dollar	$0.7912	$0.7557	$0.0355	4.7%
British Pound Sterling	$1.3916	$1.2390	$0.1526	12.3%

The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to one of the applicable foreign currencies. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

The revenues and gross margin below for the three months ended March 31, 2018 were calculated using the actual average exchange rate for the three months ended March 31, 2017.

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenues – constant currency basis:
Canada	$44,183	$41,566	$2,617	6.3%
United Kingdom	9,720	8,692	1,028	11.8%
Gross margin - constant currency basis:
Canada	13,860	14,300	(440)	(3.1)%
United Kingdom	3,029	3,472	(443)	(12.8)%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, funds from third party lenders under our CSO programs, and our Non-Recourse U.S. SPV Facility, which finances the originations of eligible U.S. Unsecured and Secured Installment Loans at an advance rate of 80%. In 2017, we issued our 12.00% Senior Secured Notes due March 1, 2022 ("Senior Secured Notes") to refinance similar notes that were nearing maturity and to pay dividends to our stockholders. As of March 31, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures and meet our debt obligations. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (net of deferred financing costs):

	March 31,	December 31,
(dollars in thousands)	2018	2017
2017 Senior secured notes (due 2022)	$511,493	$585,823
Non-Recourse U.S. SPV Facility	111,151	120,402
Senior Revolver	—	—
Long-term debt	$622,644	$706,225

Available Credit Facilities and Other Resources

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, Senior Secured Notes. Interest on the Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $12.5 million in the three months ended March 31, 2017. In connection with these 2017 debt issuances we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Interim Consolidated Balance Sheets as a component of “Long-Term Debt,” and is being amortized over the term of the Senior Secured Notes and included as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its Senior Secured Notes (the transaction whereby the Senior Secured Notes were partially redeemed, the “Redemption”) at a price equal to 112.00% of the principal amount of the Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon to the date of Redemption. Following the Redemption, $527.5 million of the original outstanding principal amount of the Senior Secured Notes remain outstanding. The Redemption was conducted pursuant to the Indenture governing the Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the Indenture, CFTC used a portion of the cash proceeds from our initial public offering, completed in December 2017, to redeem such Senior Secured Notes.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides an $80.0 million term loan and $70.0 million of revolving borrowing capacity that can expand time (“Non-Recourse U.S. SPV Facility”).

Senior Revolver

In September 2017, we closed a $25.0 million Senior Secured Revolving Loan Facility, or the Senior Revolver. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 12.00% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $29.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5.00% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be reduced to $0 for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries of CURO that guarantee our 12.00% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 12.00% Senior Secured Notes. The Senior Revolver was undrawn at March 31, 2018.

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

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that include, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest (per annum) at the prime rate of a Canadian chartered bank plus 1.95%. The Cash Money Revolving Credit Facility was undrawn at March 31, 2018 and December 31, 2017.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$54,787	$56,925
Net cash used in investing activities	(7,970)	(10,086)
Net cash used in financing activities	(73,955)	(95,390)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $54.8 million. Contributing to current year net cash provided by operating activities were net income of $23.3 million and non-cash expenses of $88.9 million. Major components of non-cash expenses include depreciation and amortization, provision for loan losses, and loss on debt extinguishment. Contributions from net income and non-cash expenses were partially offset by changes in our operating assets and liabilities of $57.5 million. Our loans receivable change represented $56.0 million of the total change in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2017 was $56.9 million. Contributing to net cash provided by operating activities were net income of $16.6 million, and non-cash expenses, such as depreciation and amortization, the provision for loan losses, and a loss on debt extinguishment for a total of $78.8 million, partially offset by changes in our operating assets and liabilities of $38.4 million. The most significant change within operating assets and liabilities was a $34.8 million increase in loans receivable, net of provision for losses.

Loans receivable will fluctuate from period to period depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically takes place during the first quarter of the year and is driven by income tax refunds in the United States. Typically, customers will use the proceeds from income tax refunds to pay outstanding loan balances, resulting in an increase of our net cash balances and a decrease of our consumer loans receivable balances. Consumer loans receivable balances typically reflect growth during the remainder of the year.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2018 was $8.0 million. We used cash to purchase approximately $1.6 million of property and equipment, including software licenses, and to purchase $1.0 million of Cognical Holdings preferred shares. Additionally, the increase in restricted cash of $5.4 million was primarily attributable to our Non-Recourse U.S. SPV Facility.

Net cash used in investing activities for the three months ended March 31, 2017 was $10.1 million. Restricted cash increased by approximately $7.0 million primarily attributable to our Non-Recouse U.S. SPV Facility. Additionally, we purchased approximately $3.1 million of property and equipment, including software licenses.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2018 was $74.0 million. We redeemed $77.5 million of our 12.00% Senior Secured Notes for $86.8 million (which included $9.3 million of call premium). The underwriters from our 2017 initial public offering exercised their option on January 5, 2018 and acquired one million shares of our common stock, providing net proceeds of $13.1 million. We also had net borrowings of $9.5 million from our U.S. SPV Facility and our ABL Facility.

Net cash used in financing activities for the three months ended March 31, 2017 was $95.4 million. During 2017, CFTC extinguished its 10.75% Senior Secured Notes for $426.0 million (which included $8.9 million of call premium) and extinguished our Senior Cash Pay Notes for $125.0 million. These payments were partially financed by proceeds of $447.6 million (net of $13.7 million of debt issuance costs and $8.5 million of discount on notes issued) from the issuance of our 12.00% Senior Secured Notes. We also had net borrowings of $8.0 million from our U.S. SPV Facility and our ABL Facility.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2017, as disclosed in our Annual Report on Form 10-K.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2017, as described in our Annual Report on Form 10-K, other than the following:

Recent developments regarding the CFPB Rule

The CFPB adopted a new rule applicable to payday vehicle title, and certain high-cost installment loans in November 2017, which we refer to in our 10-K as the CFPB Rule, with most provisions currently scheduled to become effective in August 2019. In January 2018, the CFPB announced that it intends to engage in a rulemaking process to reconsider the CFPB Rule pursuant to the Administrative Procedure Act (APA). Since the release of our 2017 Annual Report on Form 10-K, on April 9, 2018, the Community Financial Services Association of America (CFSA) and the Consumer Service Alliance of Texas filed a lawsuit against the CFPB in the U.S. District Court for the Western District of Texas, Austin Division, seeking to invalidate the CFPB Rule. The lawsuit alleges that the rule violates the APA because it exceeds the Bureau’s statutory authority and is arbitrary, capricious, and unsupported by substantial evidence. The lawsuit also argues that the CFPB’s structure is unconstitutional under the Constitution’s separation of powers because the agency’s powers are concentrated in a single, unchecked Director who is improperly insulated from both presidential supervision and congressional appropriation, and hence unaccountable to the American people. Additionally, as of the date of this Report, the CFPB Rule remains subject to potential override by disapproval under the Congressional Review Act.  It is impossible to predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified.
California legislative activity

Three bills have been introduced in the California Assembly which would directly impact the products currently offered by us.  Assembly Bill 2500 would impose a 36% APR cap on all consumer loans between $2,500 and $5,000 and, a 24% APR cap on all consumer loans between $5,000 and $10,000.  Assembly Bill 2953 would impose a 36% APR cap on auto title loans $2,500 or more. Assembly Bill 3010 would limit borrowers to one outstanding payday loan at a time across all lenders using a common database to enforce the one loan restriction.
Assembly Bills 2500, 2953, and 3010 have passed out of the Assembly Committee on Banking and Finance and Assembly Bill 3010 has also passed out of the Assembly Committee on Privacy and Consumer Protection.  All three bills have been referred to the Assembly Committee on Appropriations and may be called for a vote by the entire Assembly on or before June 1, 2018. June 1, 2018 is the deadline for bills originating in the Assembly to cross over to the Senate with a majority vote on the Assembly floor. Should any of these bills receive a majority vote in the Assembly and move to the Senate, they will be initially assigned to the Senate Rules Committee.
These bills are still in the early stages of the legislative process.  It is impossible to predict if any of these bills will ultimately pass both chambers by the August 31, 2018 deadline, either in their original form or an amended form. Until the legislative process has concluded, we cannot estimate the impact to our business or results of operations, if any. For the quarter ending March 31, 2018, California represented 22.7% of our total US revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2017 Annual Report on Form 10-K. There have been no material changes to the amounts presented therein except for the following:

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

As of March 31, 2018, we entered into a series of cash flow hedges in which the hedging instruments were forwards to purchase GBP 6.4 million. These contracts will complete in the third quarter of 2018.

We performed an assessment that determined all critical terms of the hedging instrument and the hedged transaction match and, as such, have qualitatively concluded that changes in the hedge instrument’s intrinsic value will completely offset the change in the expected cash flows based on changes in the spot rate. Since the effectiveness of this hedge is assessed based on changes in the hedge instrument’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness. We recorded changes in the hedge instrument’s intrinsic value, to the extent that they were effective as a hedge, in "Other comprehensive income."

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2018.

Internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 13, “Contingent Liabilities” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There were no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the following:

The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations.

First, in January 2018, the CFPB announced that it intends to engage in a rulemaking process to reconsider the CFPB Rule pursuant to the Administrative Procedure Act (APA). Second, on April 9 2018, the Community Financial Services Association of America (CFSA) and the Consumer Service Alliance of Texas filed a lawsuit against the CFPB in the U.S. District Court for the Western District of Texas, Austin Division, seeking to invalidate the CFPB Rule. The lawsuit alleges that the rule violates the APA because it exceeds the Bureau’s statutory authority and is arbitrary, capricious, and unsupported by substantial evidence. The lawsuit also argues that the CFPB’s structure is unconstitutional under the Constitution’s separation of powers because the agency’s powers are concentrated in a single, unchecked Director who is improperly insulated from both presidential supervision and congressional appropriation, and hence unaccountable to the American people.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

ITEM 6. EXHIBITS

Exhibit no.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant #
3.2	Form of Amended and Restated Bylaws of the Registrant #
10.69	First Amendment to Revolving Loan Agreement *
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1
Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended **

32.2
Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended **

101
The following unaudited financial information from CGHC's Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 3, 2018, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements*

*	Filed herewith.
**	Furnished herewith.
#	Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2018            CURO Group Holdings Corp.

By:	/s/ ROGER DEAN
Roger Dean
Executive Vice-President & Chief Financial Officer