Form 10-Q
period 2018-09-30
CURO Group Holdings Corp.
filed 2018-11-01
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At October 31, 2018 there were 45,992,983 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
THIRD QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash	$153,361	$162,374
Restricted cash (includes restricted cash of consolidated VIEs of $19,107 and $6,871 as of September 30, 2018 and December 31, 2017, respectively)	24,236	12,117
Gross loans receivable (includes loans of consolidated VIEs of $353,384 and $213,846 as of September 30, 2018 and December 31, 2017, respectively)	567,675	432,837
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $49,951 and $46,140 as of September 30, 2018 and December 31, 2017, respectively)	(76,068)	(69,568)
Loans receivable, net	491,607	363,269
Deferred income taxes	—	772
Income taxes receivable	16,363	3,455
Prepaid expenses and other	40,109	42,512
Property and equipment, net	79,790	87,086
Goodwill	143,966	145,607
Other intangibles, net of accumulated amortization of $43,250 and $41,156 as of September 30, 2018 and December 31, 2017, respectively)	33,208	32,769
Other	13,090	9,770
Total Assets	$995,730	$859,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$52,853	$55,792
Deferred revenue	9,667	11,984
Income taxes payable	338	4,120
Accrued interest (includes accrued interest of consolidated VIEs of $1,603 and $1,266 as of September 30, 2018 and December 31, 2017, respectively)	7,391	25,467
Credit services organization guarantee liability	13,243	17,795
Deferred rent	11,288	11,577
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $169,666 and $7,710 as of September 30, 2018 and $124,590 and $4,188 as of December 31, 2017, respectively)	868,201	706,225
Subordinated stockholder debt	2,319	2,381
Other long-term liabilities	6,949	5,768
Deferred tax liabilities	13,617	11,486
Total Liabilities	985,866	852,595
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued at either period end	—	—
Class A common stock - $0.001 par value; 225,000,000 shares authorized; 45,992,983 and 44,561,419 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	9	8
Paid-in capital	64,148	46,079
(Accumulated deficit) retained earnings	(3,767)	3,988
Accumulated other comprehensive loss	(50,526)	(42,939)
Total Stockholders' Equity	9,864	7,136
Total Liabilities and Stockholders' Equity	$995,730	$859,731
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$283,004	$255,119	$793,745	$696,643
Provision for losses	134,523	99,341	307,540	226,523
Net revenue	148,481	155,778	486,205	470,120

Cost of providing services
Salaries and benefits	26,515	26,821	80,341	79,554
Occupancy	13,522	13,815	40,269	41,421
Office	7,742	5,715	20,799	15,519
Other costs of providing services	12,604	12,991	39,731	40,954
Advertising	24,114	16,270	51,424	35,599
Total cost of providing services	84,497	75,612	232,564	213,047
Gross margin	63,984	80,166	253,641	257,073

Operating expense
Corporate, district and other	35,185	34,247	114,294	103,797
Interest expense	23,396	18,844	66,210	60,694
Loss on extinguishment of debt	69,200	—	80,883	12,458
Restructuring costs	—	7,393	—	7,393
Total operating expense	127,781	60,484	261,387	184,342
Net (loss) income before income taxes	(63,797)	19,682	(7,746)	72,731
(Benefit) provision for income taxes	(16,775)	9,920	9	29,988
Net (loss) income	$(47,022)	$9,762	$(7,755)	$42,743

Weighted average common shares outstanding:
Basic	45,853	37,908	45,674	37,908
Diluted	48,352	38,914	48,061	38,959
Net income per common share:
Basic earnings per share	$(1.03)	$0.26	$(0.17)	$1.13
Diluted earnings per share:	$(0.97)	$0.25	$(0.16)	$1.10
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(47,022)	$9,762	$(7,755)	$42,743
Other comprehensive income (loss):
Cash flow hedges, net of $0 tax in all periods	(187)	—	(572)	333
Foreign currency translation adjustment, net of $0 tax in all periods	2,648	8,397	(7,015)	18,148
Other comprehensive income (loss)	2,461	8,397	(7,587)	18,481
Comprehensive (loss) income	$(44,561)	$18,159	$(15,342)	$61,224
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(7,755)	$42,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,006	14,120
Provision for loan losses	307,540	226,523
Restructuring costs	—	1,495
Amortization of debt issuance costs	3,411	2,637
Amortization of bond (premium)/discount	(488)	809
Deferred income tax benefit	3,005	(811)
Loss on disposal of property and equipment	691	403
Loss on extinguishment of debt	80,883	12,458
Increase in cash surrender value of life insurance	(2,458)	(1,045)
Share-based compensation expense	6,112	311
Changes in operating assets and liabilities:
Loans receivable	(444,350)	(295,127)
Accounts payable and accrued liabilities	(3,643)	11,055
Income taxes payable	326	11,387
Income taxes receivable	(12,908)	4,590
Other liabilities	(16,973)	(2,136)
Net cash (used in) provided by operating activities	(72,601)	29,412
Cash flows from investing activities
Purchase of property, equipment and software	(8,200)	(7,917)
Cash paid for Cognical Holdings preferred shares	(958)	(4,975)
Changes in restricted cash	(12,284)	(3,360)
Net cash used in investing activities	(21,442)	(16,252)
Cash flows from financing activities
Net proceeds from issuance of common stock	11,549	—
Proceeds from exercise of stock options	408	—
Proceeds from Non-Recourse U.S. SPV facility	17,000	52,130
Payments on Non-Recourse U.S. SPV facility	(61,590)	(27,258)
Proceeds from Non-Recourse Canada SPV facility	89,949	—
Proceeds from issuance of 12.00% Senior Secured Notes	—	461,329
Payments on 10.75% Senior Secured Notes	—	(414,882)
Payments on 12.00% Senior Secured Notes	(605,000)	—
Proceeds from 8.25% Senior Secured Notes	690,000	—
Payments on 12.00% Senior Cash Pay Notes	—	(125,000)
Debt issuance costs paid	(17,517)	(14,222)
Proceeds from credit facilities	65,169	33,028
Payments on credit facilities	(36,169)	(33,028)
Payments of call premiums from early debt extinguishments	(63,350)	(11,152)
Dividends paid to CURO Group Holdings Corp.	—	(166,583)
Dividends received from CURO Group Holdings Corp.	—	166,583
Dividends paid to stockholders	—	(36,500)
Net cash provided by (used in) financing activities	90,449	(115,555)
Effect of exchange rate changes on cash	(5,419)	4,415
Net decrease in cash	(9,013)	(97,980)
Cash at beginning of period	162,374	193,525
Cash at end of period	$153,361	$95,545
See accompanying Notes to Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Basis of Presentation

The terms “CURO," "we,” “our,” “us,” and the “Company,” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., our wholly-owned subsidiary, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

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

We completed our initial public offering ("IPO") in December 2017. Prior to our IPO, we effected a 36-for-1 split of our common stock. We have retroactively adjusted all share and per share data for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

After our IPO, we initially qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an emerging growth company, we elected to take advantage of specified reduced reporting and other requirements that are otherwise generally required of public companies. In August 2018, we completed the issuance of $690.0 million of 8.25% Senior Secured Notes due 2025 ("2025 Notes"). See Note 5 - Long-Term Debt for further discussion of this issuance. This sale, along with the issuance of $605.0 million of 12.00% Senior Secured Notes due 2022 ("2022 Notes") during 2017 exceeded one of the required thresholds to retain emerging growth company status. Specifically, an emerging growth company loses this status on the date on which it has, during the previous three-year period, issued more than $1 billion in non-convertible debt, provided that none of certain other disqualifying conditions have been triggered. As a result of this change of status, we can no longer take advantage of the specified reduced reporting requirements and need to adopt certain recently issued accounting pronouncements for which we were previously allowed to defer. The impact to our accounting policy adoption practices are further described in Note 1. Additionally, the status change will require us to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). Under modification accounting, an entity is required to re-value its equity awards each time there is a modification to the terms of the awards. The provisions in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for the effects of a modification, unless certain conditions are met. The amendments in this update were effective for all entities for annual periods, and interim periods therein, beginning after December 15, 2017. ASU 2017-09 was effective for all entities for annual periods, and interim periods therein, as of January 1, 2018. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 narrows the definition of a business and provides a framework that gives an entity a basis for making reasonable judgments about whether a transaction involves an asset or a business and provides a screen to determine when a set (an integrated set of assets and activities) is not a business. The screen requires a determination that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, ASU 2017-01 (i) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) removes the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective prospectively for public companies for annual periods beginning after December 15, 2017, including interim periods therein. With our loss of emerging growth company status, we adopted this guidance during the current quarter. The adoption of ASU 2017-01 did not have a material impact on our Consolidated Financial Statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption should be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods therein. With our loss of emerging growth company status, we adopted this guidance during the current quarter. The adoption of ASU 2016-18 did not have a material impact on the presentation of our statement of cash flows in our Consolidated Financial Statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017 and interim periods therein. With our loss of emerging growth company status, we adopted this guidance during the current quarter. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statement of Cash Flows as we have historically presented debt prepayment and extinguishment costs as outflows from financing activities and we had no other material cash flows impacted by the guidance.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is currently effective for public companies. With our loss of emerging growth company status during 2018, we adopted this guidance during the current quarter. The adoption of ASU 2016-01 did not have a material impact on our Consolidated Financial Statements.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-07 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is currently effective for public companies. With our loss of emerging growth company

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

status during 2018, we adopted this guidance during the current quarter. The adoption of ASU 2015-17 did not have a material impact on our Consolidated Financial Statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. In addition to ASU 2014-09, the FASB issued the following ASUs updating the topic:

•	In December 2016, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•	In May 2016, ASU No. 2016-12 , Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	In April 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	In March 2016, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

•	In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

We adopted the provisions of Topic 606 during the quarter, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Most of our revenue is generated from interest or through servicing of financial contracts, both of which are excluded from the scope of ASU 2014-09. As a result, the standard did not have a material impact on our Condensed Financial Statements and we have made no adjustments to retained earnings or prior comparative periods.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The provisions of ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently assessing the impact adoption of ASU 2018-13 will have on our Consolidated Financial Statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income ("ASU 2018-02"). Current US GAAP requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the period the change is enacted, including items of other comprehensive income for which the related tax effects are presented in other comprehensive income (“stranded tax effects”). ASU 2018-02 allows, but does not require, companies to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") from accumulated other comprehensive income to retained earnings. Additionally, ASU 2018-02 requires new disclosures by all companies, whether they opt to do the reclassification or not. The provisions of ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. We are currently assessing the impact adoption of ASU 2018-02 will have on our Consolidated Financial Statements.

In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified the goodwill impairment test by eliminating Step 2 of the test which requires an entity to compute the implied fair value of goodwill. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, and is limited to the amount of total goodwill allocated to that reporting unit. Under ASU 2017-04, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of ASU 2017-04 are effective for a public entity's annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently assessing the impact adoption of ASU 2017-04 will have on our Consolidated Financial Statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). This ASU modifies the impairment model to utilize an expected loss methodology in

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods therein. We anticipate that ASU 2016-13 will impact our current process for measuring credit losses and are currently assessing the impact it will have on our Consolidated Financial Statements.

In February 2016, FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. In 2018, FASB released an additional transition method to adopt this new ASU. It allows companies to recognize a cumulative-effect adjustment in the period of adoption and to not restate prior periods. We will elect this transition method and it will be effective for us beginning January 1, 2019, with early adoption permitted. We plan, and are on schedule, to adopt the standard effective January 1, 2019. We expect ASU 2016-02 will have a material impact on our balance sheet with recognition of right-of-use assets and lease liabilities for operating leases. However, we do not expect adoption will have a material impact on our income statement. We do not expect the new standard will have material impacts on our liquidity or on our debt-covenant compliance under our current agreements.

NOTE 2 - VARIABLE INTEREST ENTITIES

At September 30, 2018, we held two credit facilities whereby we sell certain loan receivables to wholly-owned, bankruptcy-remote special purpose subsidiaries, which are considered variable interest entities ("VIEs"). We incur additional debt through the non-recourse facilities (See Note 5 - Long-Term Debt for further discussion) that is collateralized by these underlying loan receivables. We entered into the new Non-Recourse Canada SPV facility in August 2018. We extinguished the Non-Recourse U.S. SPV facility using the using the proceeds from the 8.25% Senior Secured Notes due September 1, 2025 ("8.25% Senior Secured Notes") in October 2018 (See Note 15 - Subsequent Events).

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

The carrying amounts of the consolidated VIEs' assets and liabilities associated with our special purpose subsidiaries were as follows (September 30, 2018 includes balances for both the U.S. and Canada VIEs while the December 31, 2017 includes the U.S. VIE):

(in thousands)	September 30, 2018	December 31, 2017
Assets
Restricted cash	$19,107	$6,871
Loans receivable less allowance for loan losses	303,433	167,706
Total Assets	$322,540	$174,577
Liabilities
Accounts payable and accrued liabilities	$1,360	$12
Deferred revenue	149	—
Accrued interest	1,603	1,266
Long-term debt	161,956	120,402
Total Liabilities	$165,068	$121,680

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Unsecured Installment	$148,591	$128,785	$405,010	$343,365
Secured Installment	28,562	26,407	81,195	73,249
Open-End	40,290	18,630	94,735	52,342
Single-Pay	53,205	70,895	178,512	197,926
Ancillary	12,356	10,402	34,293	29,761
Total revenue	$283,004	$255,119	$793,745	$696,643

The following tables summarize Loans receivable by product and the related delinquent loans receivable at September 30, 2018:

	September 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$80,867	$156,947	$74,017	$184,067	$495,898
Delinquent loans receivable	—	54,618	17,159	—	71,777
Total loans receivable	80,867	211,565	91,176	184,067	567,675
Less: allowance for losses	(3,768)	(43,066)	(11,221)	(18,013)	(76,068)
Loans receivable, net	$77,099	$168,499	$79,955	$166,054	$491,607

	September 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$21,374	$8,117	$29,491
31-60 days past due	16,542	4,395	20,937
61-90 days past due	16,702	4,647	21,349
Total delinquent loans receivable	$54,618	$17,159	$71,777

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2017:

	December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$99,400	$151,343	$73,165	$47,949	$371,857
Delinquent loans receivable	—	44,963	16,017	—	60,980
Total loans receivable	99,400	196,306	89,182	47,949	432,837
Less: allowance for losses	(5,916)	(43,754)	(13,472)	(6,426)	(69,568)
Loans receivable, net	$93,484	$152,552	$75,710	$41,523	$363,269

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$18,358	$8,116	$26,474
31-60 days past due	12,836	3,628	16,464
61-90 days past due	13,769	4,273	18,042
Total delinquent loans receivable	$44,963	$16,017	$60,980

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at September 30, 2018:

	September 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$63,688	$2,425	$66,113
Delinquent loans receivable guaranteed by the Company	12,119	593	12,712
Total loans receivable guaranteed by the Company	75,807	3,018	78,825
Less: CSO guarantee liability	(12,750)	(493)	(13,243)
Loans receivable guaranteed by the Company, net	$63,057	$2,525	$65,582

	September 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,419	$462	$10,881
31-60 days past due	1,077	65	1,142
61-90 days past due	623	66	689
Total delinquent loans receivable	$12,119	$593	$12,712

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at December 31, 2017:

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$62,676	$3,098	$65,774
Delinquent loans receivable guaranteed by the Company	12,480	537	13,017
Total loans receivable guaranteed by the Company	75,156	3,635	78,791
Less: CSO guarantee liability	(17,073)	(722)	(17,795)
Loans receivable guaranteed by the Company, net	$58,083	$2,913	$60,996

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,477	$459	$10,936
31-60 days past due	1,364	41	1,405
61-90 days past due	639	37	676
Total delinquent loans receivable	$12,480	$537	$13,017

The following table summarizes activity in the allowance for loan losses during the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,372	$35,279	$10,386	$9,717	$—	$59,754
Charge-offs	(43,427)	(37,151)	(11,188)	(32,770)	(3,207)	(127,743)
Recoveries	29,500	5,748	2,325	9,191	2,646	49,410
Net charge-offs	(13,927)	(31,403)	(8,863)	(23,579)	(561)	(78,333)
Provision for losses	13,511	39,025	9,698	31,686	561	94,481
Effect of foreign currency translation	(188)	165	—	189	—	166
Balance, end of period	$3,768	$43,066	$11,221	$18,013	$—	$76,068
Allowance for loan losses as a percentage of gross loan receivables	4.7%	20.4%	12.3%	9.8%	N/A	13.4%

The following table summarizes activity in the CSO guarantee liability during the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,193	$426	$11,619
Charge-offs	(44,896)	(1,087)	(45,983)
Recoveries	6,901	665	7,566
Net charge-offs	(37,995)	(422)	(38,417)
Provision for losses	39,552	490	40,042
Balance, end of period	$12,750	$493	$13,243

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,372	$46,472	$10,812	$9,717	$—	$71,373
Charge-offs	(43,427)	(82,047)	(12,275)	(32,770)	(3,207)	(173,726)
Recoveries	29,500	12,649	2,990	9,191	2,646	56,976
Net charge-offs	(13,927)	(69,398)	(9,285)	(23,579)	(561)	(116,750)
Provision for losses	13,511	78,577	10,188	31,686	561	134,523
Effect of foreign currency translation	(188)	165	(1)	189	—	165
Balance, end of period	$3,768	$55,816	$11,714	$18,013	$—	$89,311

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses during the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,313	$41,406	$19,196	$4,523	$—	$70,438
Charge-offs	(51,709)	(29,058)	(8,985)	(10,437)	(1,446)	(101,635)
Recoveries	31,194	3,169	1,911	4,446	921	41,641
Net charge-offs	(20,515)	(25,889)	(7,074)	(5,991)	(525)	(59,994)
Provision for losses	20,632	31,110	1,989	6,348	525	60,604
Effect of foreign currency translation	(88)	311	—	—	—	223
Balance, end of period	$5,342	$46,938	$14,111	$4,880	$—	$71,271
Allowance for loan losses as a percentage of gross loan receivables	5.7%	25.8%	16.6%	15.2%	N/A	18.1%

The following table summarizes activity in the CSO guarantee liability during the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$—	$14,748	$834	$15,582
Charge-offs	(235)	(43,124)	(1,487)	(44,846)
Recoveries	233	6,326	858	7,417
Net charge-offs	(2)	(36,798)	(629)	(37,429)
Provision for losses	2	38,106	629	38,737
Balance, end of period	$—	$16,056	$834	$16,890

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,313	$56,154	$20,030	$4,523	$—	$86,020
Charge-offs	(51,944)	(72,182)	(10,472)	(10,437)	(1,446)	(146,481)
Recoveries	31,427	9,495	2,769	4,446	921	49,058
Net charge-offs	(20,517)	(62,687)	(7,703)	(5,991)	(525)	(97,423)
Provision for losses	20,634	69,216	2,618	6,348	525	99,341
Effect of foreign currency translation	(88)	311	—	—	—	223
Balance, end of period	$5,342	$62,994	$14,945	$4,880	$—	$88,161

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,916	$43,754	$13,472	$6,426	$—	$69,568
Charge-offs	(135,951)	(112,630)	(33,755)	(76,926)	(4,475)	(363,737)
Recoveries	94,783	18,083	7,487	30,451	2,733	153,537
Net charge-offs	(41,168)	(94,547)	(26,268)	(46,475)	(1,742)	(210,200)
Provision for losses	39,340	93,936	24,017	57,962	1,742	216,997
Effect of foreign currency translation	(320)	(77)	—	100	—	(297)
Balance, end of period	$3,768	$43,066	$11,221	$18,013	$—	$76,068
Allowance for loan losses as a percentage of gross loan receivables	4.7%	20.4%	12.3%	9.8%	N/A	13.4%

The following table summarizes activity in the CSO guarantee liability during the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(119,632)	(3,299)	(122,931)
Recoveries	25,227	2,610	27,837
Net charge-offs	(94,405)	(689)	(95,094)
Provision for losses	90,082	461	90,543
Balance, end of period	$12,750	$493	$13,243

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,916	$60,827	$14,194	$6,426	$—	$87,363
Charge-offs	(135,951)	(232,262)	(37,054)	(76,926)	(4,475)	(486,668)
Recoveries	94,783	43,310	10,097	30,451	2,733	181,374
Net charge-offs	(41,168)	(188,952)	(26,957)	(46,475)	(1,742)	(305,294)
Provision for losses	39,340	184,018	24,478	57,962	1,742	307,540
Effect of foreign currency translation	(320)	(77)	(1)	100	—	(298)
Balance, end of period	$3,768	$55,816	$11,714	$18,013	$—	$89,311

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,501	$17,775	$10,737	$5,179	$—	$39,192
Charge-offs	(140,614)	(53,632)	(15,926)	(28,113)	(3,846)	(242,131)
Recoveries	94,535	13,803	6,726	13,903	2,450	131,417
Net charge-offs	(46,079)	(39,829)	(9,200)	(14,210)	(1,396)	(110,714)
Provision for losses	45,810	68,264	12,574	13,911	1,396	141,955
Effect of foreign currency translation	110	728	—	—	—	838
Balance, end of period	$5,342	$46,938	$14,111	$4,880	$—	$71,271
Allowance for loan losses as a percentage of gross loan receivables	5.7%	25.8%	16.6%	15.2%	N/A	18.1%

The following table summarizes activity in the CSO guarantee liability during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$274	$15,630	$1,148	$17,052
Charge-offs	(2,121)	(104,246)	(6,790)	(113,157)
Recoveries	1,335	23,051	4,041	28,427
Net charge-offs	(786)	(81,195)	(2,749)	(84,730)
Provision for losses	512	81,621	2,435	84,568
Balance, end of period	$—	$16,056	$834	$16,890

The following table summarizes activity in the allowance for loan losses and the CSO guarantee liability, in total, during the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,775	$33,405	$11,885	$5,179	$—	$56,244
Charge-offs	(142,735)	(157,878)	(22,716)	(28,113)	(3,846)	(355,288)
Recoveries	95,870	36,854	10,767	13,903	2,450	159,844
Net charge-offs	(46,865)	(121,024)	(11,949)	(14,210)	(1,396)	(195,444)
Provision for losses	46,322	149,885	15,009	13,911	1,396	226,523
Effect of foreign currency translation	110	728	—	—	—	838
Balance, end of period	$5,342	$62,994	$14,945	$4,880	$—	$88,161

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under our CSO programs were $13.7 million and $14.5 million at September 30, 2018 and December 31, 2017, respectively. As noted, we bear the risk of loss through our guarantee to purchase any defaulted customer loans from the lenders. The terms of these loans range from three to 18 months. As of September 30, 2018 and December 31, 2017, the maximum amount payable under all such guarantees was $65.9 million and $65.2 million, respectively. Our guarantee liability was $13.2 million and $17.8 million at September 30, 2018 and December 31, 2017, respectively.

We have placed $17.0 million and $17.9 million in collateral accounts for the lenders at September 30, 2018 and December 31, 2017, respectively, which is reflected in "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary based upon lender but are typically based on a percentage

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between us and each such lender.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
8.25% Senior Secured Notes (due 2025)	$677,245	$—
12.00% Senior Secured Notes (due 2022)	—	585,823
Non-Recourse U.S. SPV Facility	76,614	120,402
Non-Recourse Canada SPV Facility	85,342	—
Senior Revolver	29,000	—
Cash Money Revolving Credit Facility	—	—
Long-term debt	$868,201	$706,225
Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1, 2022 ("12.00% Senior Secured Notes"). The February issuance refinanced similar notes that were nearing maturity, and the extinguishment of the existing notes resulted in a pretax loss of $12.5 million during the nine months ended September 30, 2017. In connection with these 12.00% Senior Secured Notes, we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Long-term debt and is being amortized over the term of the 12.00% Senior Secured Notes and included as a component of interest expense.

On February 5, 2018, CFTC issued a notice of redemption for $77.5 million of its 12.00% Senior Secured Notes using a portion of the cash proceeds from our IPO as required by the underlying indenture (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”). The Redemption occurred on March 7, 2018 at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of Redemption. The Redemption price and the amortization of a corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remain outstanding. CFTC conducted the Redemption pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

On August 13, 2018, CGHC issued $690.0 million of 8.25% Senior Secured Notes due September 1, 2025 ("8.25% Senior Secured Notes"). The proceeds from issuance of the 8.25% Senior Secured Notes were used to extinguish the February and November 2017 12.00% Senior Secured Notes due March 1, 2022 and resulted in a pretax loss of $69.2 million during the three months ended September 30, 2018. In connection with the 8.25% Senior Secured Notes, we capitalized financing costs of approximately $12.9 million, the balance of which is included in the Condensed Consolidated Balance Sheet as a component of Long-term debt and is being amortized over the term of the 8.25% Senior Secured Notes and included as a component of interest expense.

As of September 30, 2018, CGHC was in full compliance with the covenants and other provisions of the 8.25% Senior Secured Notes.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and our wholly-owned subsidiary, entered into a five-year revolving credit facility that provides an $80.0 million term loan and $70.0 million revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). The loans bear interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. During the quarter, we paid $3.9 million of interest. As of September 30, 2018, the SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse U.S. SPV Facility. During the three months ended September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million. In October 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million in October 2018. See Note 15, "Subsequent Events" for additional details on the October extinguishment.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and our wholly-owned subsidiary, entered into a four-year revolving credit facility that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. During the quarter, we paid $0.4 million of interest cost. This facility matures in 2022. As of September 30, 2018, the Canada SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse Canada SPV Facility.

Senior Revolver

In September 2017, CFTC and CURO Intermediate Holdings Corp., our wholly-owned subsidiary, entered into a $25.0 million Senior Secured Revolving Loan Facility (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for our 12.00% Senior Secured Notes and complements our other financing sources, while providing seasonal short-term liquidity. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the 12.00% Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank.

There is $29.0 million maximum availability under the Senior Revolver, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. As of September 30, 2018, CFTC and CURO Intermediate Holdings Corp. were in full compliance with the covenants and other provisions of the Senior Revolver. The Senior Revolver was fully drawn as of September 30, 2018.

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

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that include, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest (per annum) at the prime rate of a Canadian chartered bank plus 1.95%. The Cash Money Revolving Credit Facility was undrawn at September 30, 2018 and December 31, 2017.

In July 2018 the Cash Money Revolving Credit Facility capacity was increased from C$7.3 million to C$10.0 million.

NOTE 6 – SHARE-BASED COMPENSATION

On November 8, 2017, our stockholders approved a new equity plan (“2017 Incentive Plan”). The 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustment provisions, for the granting of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other awards that may be settled in or based upon our common stock. Awards may be granted to certain of our officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

RSUs are typically valued at the date of grant based on the value of our common stock and are expensed using the straight-line method over the service period. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of RSUs may be forfeited upon termination of employment depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the status of RSUs as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented in the following table:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Units	Weighted Average Grant Date Fair Value
December 31, 2017	1,516,241	$14.00
Granted	90,372	17.46
Vested	(49,994)	14.20
Forfeited	—	—
September 30, 2018	1,556,619	$14.19

Share-based compensation expense during the three months ended September 30, 2018 and 2017, which includes compensation costs from stock options and RSUs, was $2.1 million and $0.5 million, respectively, and during the nine months ended September 30, 2018 and 2017 was $6.1 million and $1.8 million, respectively, and is included in the Condensed Consolidated Statements of Income as a component of "Corporate, district and other" expense. The increased expense during the nine months ended September 30, 2018 is primarily due to grants of RSUs in December 2017, as further disclosed in our 2017 Annual Report on Form 10-K.

As of September 30, 2018, there was $16.5 million of unrecognized compensation cost related to share-based awards, which we will recognize over a weighted-average period of 2.2 years.

NOTE 7 – INCOME TAXES

Our effective tax rate was 26.3% and 50.4% during the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was (0.1)% and 41.2% during the nine months ended September 30, 2018 and 2017, respectively.

On December 22, 2017, the 2017 Tax Act became law, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions affecting us include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions and reported on the 2017 corporate income tax return, and a 2018 and forward minimum tax on global intangible low-taxed income ("GILTI"). At 2017 year-end, we recorded an estimated provisional deemed repatriation tax of $8.1 million. Subsequently, the IRS issued additional guidance regarding the calculation of the deemed repatriation tax and we recorded an additional accrual of $1.2 million during the period ended March 31, 2018. Through September 30, 2018, we have estimated zero GILTI tax for 2018. Previously, through June, 2018, we had estimated $1.1 million of GILTI tax annually and recorded approximately $0.6 million in the first quarter of 2018. Changes in estimates of foreign sourced income resulted in the reversal of the previously recorded $0.6 million during the three months ended September 30, 2018.

During the three months ended September 30, 2018 we recorded a tax benefit of $3.3 million for the fair market value impact of a 2010 plan that we modified in 2017 creating a taxable event. Additionally, we have not recorded a tax benefit for losses in the U.K. or in certain subsidiaries in Canada.

As of September 30, 2018, we estimated and provided $9.3 million for cumulative undistributed non-U.S. earnings as part of the 2017 repatriation tax provision and the 2018 GILTI tax in the 2017 Tax Act. We intend to reinvest our foreign earnings indefinitely in our non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $172.9 million were distributed to the U.S., we would be subject to estimated Canadian withholding taxes of approximately $8.6 million. In the event the earnings were distributed to the U.S., we would adjust our income tax provision for the period and would determine the amount of foreign tax credit that would be available.

NOTE 8 – FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We are required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

Financial Assets and Liabilities Not Measured at Fair Value

The table below presents the carrying amounts and estimated fair values of assets and liabilities that were not recorded at fair value on the Condensed Consolidated Balance Sheets at September 30, 2018.

		Estimated Fair Value
(dollars in thousands)	Carrying Value September 30, 2018	Level 1	Level 2	Level 3	September 30, 2018
Financial assets:
Cash	$153,361	$153,361	$—	$—	$153,361
Restricted cash	24,236	24,236	—	—	24,236
Loans receivable, net	491,607	—	—	491,607	491,607
Investment in Cognical	6,600	—	—	6,600	6,600
Financial liabilities:
Credit services organization guarantee liability	$13,243	$—	$—	$13,243	$13,243
2018 Senior Secured Notes	677,245	—	—	651,848	651,848
Non-Recourse U.S. SPV facility	76,614	—	—	80,000	80,000
Non-Recourse Canada SPV facility	85,342	—	—	89,666	89,666

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with our CSO programs, we guarantee consumer loan payment obligations to unrelated third-party lenders for loans that we arrange for consumers on the third-party lenders’ behalf. We are required to purchase from the lender defaulted loans we have guaranteed. The estimated fair value of the guarantee liability related to CSO loans we have guaranteed was $13.2 million and $17.8 million as of September 30, 2018 and December 31, 2017, respectively. We record the initial measurement of this guarantee liability at fair value using Level 3 inputs with subsequent measurement of the liability measured as a contingent loss. The unobservable inputs used to calculate fair value include the nature of the loan products, the creditworthiness of the borrowers in the customer base, our historical loan default history for similar loans, industry loan default history, historical collection rates on similar products, current default trends, past-due account roll rates, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions.

The fair value of our Senior Secured Notes was based on broker quotations. The fair value of the Non-Recourse U.S. SPV facility was based on the cash needed for final settlement.

Derivative Financial Instrument

We seek to minimize risks from foreign currency rate fluctuations on anticipated transactions in the ordinary course of business through the use of cash flow hedges. During the nine months ended September 30, 2018, we entered into a series of cash flow hedges in which the hedging instruments were forwards to purchase £10.4 million. These contracts will complete in the three months ending December 31, 2018.

We performed an assessment that determined all critical terms of the hedging instrument and the hedged transaction match and, as such, have qualitatively concluded that changes in the hedge instrument’s intrinsic value will completely offset the change in the expected cash flows based on changes in the spot rate. Since the effectiveness of this hedge is assessed based on changes in the hedge instrument’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness. We recorded changes in the hedge instrument’s intrinsic value, to the extent that they were effective as a hedge, in "Other comprehensive income." As of September 30, 2018 we have recorded an unrealized loss of $0.6 million in "Other comprehensive income" associated with this hedge.

Foreign Currency Forward Contract

On June 29, 2018, we entered into a forward contract that is not designated to receive hedge accounting treatment. The purpose of this forward contract is to reduce income statement volatility resulting from our foreign currency denominated assets and liabilities in Canada and to protect the cash required to settle those items. The forward contract is recorded at fair value on the balance sheet with changes in the fair value being recorded in the income statement. As of September 30, 2018, the forward contract did not have a fair value and did not impact the Condensed Consolidated Financial Statements.

Purchase of Cognical Holdings Inc. Preferred Shares

During the three months ended March 31, 2018, we purchased 560,872 additional preferred shares of Cognical Holdings, Inc. ("Cognical") for $1.0 million. As a result of this transaction, along with share purchases during 2017, we currently own 10.4% of the equity of Cognical. We record these purchases in "Other assets" on our Consolidated Balance Sheets. No additional interest in Cognical was acquired through September 30, 2018.

NOTE 9 – STOCKHOLDERS' EQUITY
In connection with our IPO in December 2017, the underwriters had a 30-day option to purchase up to an additional 1.0 million shares at the initial public offering price, less the underwriting discount to over-allotments, if any. The underwriters exercised this option and purchased 1.0 million shares on January 5, 2018. The exercise of this option provided additional proceeds to us of $13.1 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 10 – EARNINGS PER SHARE

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic: (1)
Net income	$(47,022)	$9,762	$(7,755)	$42,743
Weight average common shares	45,853	37,908	45,674	37,908
Basic earnings per share	$(1.03)	$0.26	$(0.17)	$1.13
(1) We have adjusted the share and per share information to reflect the 36-to-1 split of our common stock, which occurred In November 2017.

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted: (1)
Net income	$(47,022)	$9,762	$(7,755)	$42,743
Weighted average common shares - basic	45,853	37,908	45,674	37,908
Dilutive effect of stock options and restricted stock units	2,499	1,006	2,387	1,051
Weighted average common shares - diluted	48,352	38,914	48,061	38,959
Diluted earnings per share	$(0.97)	$0.25	$(0.16)	$1.10
(1) We have adjusted the share and per share information to reflect the 36-to-1 split of our common stock, which occurred in November 2017.

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, we do not include these shares in calculating "Diluted earnings per share." For the three and nine months ended September 30, 2018 and 2017, there were no potential common shares excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Cash paid for:
Interest	$80,748	$60,089
Income taxes	15,868	16,650
Non-cash investing activities:
Property and equipment accrued in accounts payable	$1,240	$208

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table illustrates summarized financial information concerning our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Revenues by segment:
U.S.	$223,273	$193,826	$617,992	$531,912
Canada	46,209	50,658	139,502	135,819
U.K.	13,522	10,635	36,251	28,912
Consolidated revenue	$283,004	$255,119	$793,745	$696,643
Gross margin by segment:
U.S.	$60,105	$61,103	$215,497	$201,354
Canada	489	15,649	28,291	45,911
U.K.	3,390	3,414	9,853	9,808
Consolidated gross margin	$63,984	$80,166	$253,641	$257,073
Expenditures for long-lived assets by segment:
U.S.	$4,483	$1,535	$6,466	$6,183
Canada	590	180	1,564	656
U.K.	72	250	170	1,078
Consolidated expenditures for long-lived assets	$5,145	$1,965	$8,200	$7,917
The following table provides the proportion of gross loans receivable by segment:

(dollars in thousands)	September 30, 2018	December 31, 2017
U.S.	$344,182	$308,696
Canada	193,581	104,551
U.K.	29,912	19,590
Total gross loans receivable	$567,675	$432,837

The following table illustrates our net long-lived assets, comprised of property and equipment by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(dollars in thousands)	September 30, 2018	December 31, 2017
U.S.	$48,371	$52,627
Canada	30,133	32,924
U.K.	1,286	1,535
Total net long-lived assets	$79,790	$87,086

Our chief operating decision maker does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – CONTINGENT LIABILITIES
Reimbursement Offer; Possible Changes in Payment Practices

During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (i) claims from potentially affected borrowers stating that they were in fact confused by our practices and (ii) bank statements from such borrowers showing that fees for which reimbursement is sought were incurred at a time that such borrowers might reasonably have been confused about our practices. As of September 30, 2018, net of payments made, we no longer have a liability for this matter.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Additionally, in June 2018, we discontinued the use of secondary payment cards for affected borrowers referenced above who did not explicitly reauthorize the use of secondary payment cards.  For those borrowers, in the event we cannot obtain payment through the bank account or payment card listed on the borrower’s application, we will need to rely exclusively on other collection methods such as delinquency notices and/or collection calls. Our discontinuance of using secondary cards for affected borrowers will increase collections costs and reduce collections effectiveness.

City of Austin

We were cited on July 5, 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under our Credit Access Business ("CAB") programs, including loan sizes and repayment terms. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. We do not anticipate having a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere in Texas, and would force us to restructure the loans we originate in Austin and elsewhere in Texas.

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

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In February 2017, CFTC issued $470.0 million aggregate principal amount 12.00% Senior Secured Notes, the proceeds of which were used together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of our wholly-owned subsidiary, CURO Intermediate, (ii) redeem the outstanding 12.00% Senior Cash Pay Notes due 2017 and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. CFTC sold the Senior Secured Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) or outside the U.S. to non-U.S. persons in compliance with Regulation S of the Securities Act.

In November 2017, CFTC issued $135.0 million aggregate principal amount of additional 12.00% Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act (the "Additional Notes Offering"). CFTC used the proceeds from the Additional Notes Offering, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to us, CFTC’s sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders of a majority of the outstanding principal amount of the current Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

In March 2018, CFTC redeemed $77.5 million of the 12.00% Senior Secured Notes at a price equal to 112.00% of the principal amount plus accrued and unpaid interest to the date of redemption. The redemption was conducted pursuant to the indenture governing the 12.00% Senior Secured Notes, dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the indenture, CFTC used a portion of the cash proceeds from our IPO, to redeem such 12.00% Senior Secured Notes.

In August 2018, CGHC issued $690.0 million of 8.25% Senior Secured Notes due September 1, 2025. The proceeds from issuance of the 8.25% Senior Secured Notes were used to extinguish the February and November 2017 12.00% Senior Secured Notes due March 1, 2022. The redemption was conducted pursuant to the indenture governing the 8.25% Senior Secured Notes. See Note 5, "Long-Term Debt," for additional details.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following condensed consolidating financing information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	CURO as the issuer of the 8.25% Senior Secured Notes;

(ii)	CFTC as the issuer of the 12.00% Senior Secured Notes;

(iii)	CURO Intermediate as the issuer of the 10.75% senior secured notes that were redeemed in February 2017;

(iv)
Our subsidiary guarantors, which are comprised of our domestic subsidiaries, excluding CFTC, U.S. SPV, Canada SPV and CURO Intermediate (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by us, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018, 12.00% Senior Secured Notes issued in February 2017 and the 10.75% Senior Secured Notes redeemed in February 2017;

(v)	Our other subsidiaries on a consolidated basis, which are not guarantors of the Senior Secured Notes (the “Subsidiary Non-Guarantors”)

(vi)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in our subsidiaries;

(vii)	Us and our subsidiaries on a consolidated basis.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	US SPV	Canada SPV	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$—	$116,142	$37,219	$—	$—	$—	$153,361	$—	$—	$153,361
Restricted cash	—	—	1,682	3,447	6,934	12,173	—	24,236	—	—	24,236
Loans receivable, net	—	—	104,925	83,248	185,445	117,989	—	491,607	—	—	491,607
Deferred income taxes	—	—	—	—	—	—	—	—	—	—	—
Income taxes receivable	85,908	(101,972)	26,129	—	—	—	—	10,065	6,298	—	16,363
Prepaid expenses and other	—	—	35,636	4,473	—	—	—	40,109	—	—	40,109
Property and equipment, net	—	—	48,371	31,419	—	—	—	79,790	—	—	79,790
Goodwill	—	—	91,131	52,835	—	—	—	143,966	—	—	143,966
Other intangibles, net	15	—	6,669	26,524	—	—	—	33,208	—	—	33,208
Intercompany receivable	—	38,177	40,702	(29,618)	—	—	(49,261)	—	—	—	—
Investment in subsidiaries	77,725	1,046,983	—	—	—	—	(1,124,708)	—	(90,538)	90,538	—
Other	6,618	—	5,467	1,005	—	—	—	13,090	—	—	13,090
Total assets	$170,266	$983,188	$476,854	$210,552	$192,379	$130,162	$(1,173,969)	$989,432	$(84,240)	$90,538	$995,730
Liabilities and Stockholder's equity:
Accounts payable and accrued liabilities	$904	$12	$31,749	$18,752	$40	$1,320	$—	$52,777	$76	$—	$52,853
Deferred revenue	—	—	5,625	3,893	118	31	—	9,667	—	—	9,667
Income taxes payable	—	—	—	338	—	—	—	338	—	—	338
Accrued interest	108	—	—	(13)	990	613	—	1,698	5,693	—	7,391
Payable to CURO Holdings Corp.	—	—	776,988	—	—	—	—	776,988	(776,988)	—	—
CSO guarantee liability	—	—	13,243	—	—	—	—	13,243	—	—	13,243
Deferred rent	—	—	9,670	1,618	—	—	—	11,288	—	—	11,288
Long-term debt (excluding current maturities)	29,000	—	—	—	76,614	85,342	—	190,956	677,245	—	868,201
Subordinated shareholder debt	—	—	—	2,319	—	—	—	2,319	—	—	2,319
Intercompany payable	233,081	893,971	(998,574)	(7,180)	(128,486)	56,449	(49,261)	—	—	—	—
Other long-term liabilities	—	—	5,548	1,401	—	—	—	6,949	—	—	6,949
Deferred tax liabilities	(2,289)	11,480	3,952	604	—	—	—	13,747	(130)	—	13,617
Total liabilities	260,804	905,463	(151,799)	21,732	(50,724)	143,755	(49,261)	1,079,970	(94,104)	—	985,866
Stockholder’s equity	(90,538)	77,725	628,653	188,820	243,103	(13,593)	(1,124,708)	(90,538)	9,864	90,538	9,864
Total liabilities and stockholder’s equity	$170,266	$983,188	$476,854	$210,552	$192,379	$130,162	$(1,173,969)	$989,432	$(84,240)	$90,538	$995,730

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	US SPV	Canada SPV	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$141,384	$53,337	$81,889	$6,394		$283,004	$—	$—	$283,004
Provision for losses	—	—	58,514	12,691	44,742	18,576		134,523	—	—	134,523
Net revenue	—	—	82,870	40,646	37,147	(12,182)	—	148,481	—	—	148,481
Cost of providing services:
Salaries and benefits	—	—	17,579	8,936	—	—	—	26,515	—	—	26,515
Occupancy	—	—	7,875	5,647	—	—	—	13,522	—	—	13,522
Office	—	—	5,586	2,156	—	—	—	7,742	—	—	7,742
Other costs of providing services	—	—	10,650	1,364	590	—	—	12,604	—	—	12,604
Advertising	—	—	17,632	6,482	—	—	—	24,114	—	—	24,114
Total cost of providing services	—	—	59,322	24,585	590	—	—	84,497	—	—	84,497
Gross margin	—	—	23,548	16,061	36,557	(12,182)	—	63,984	—	—	63,984
Operating (income) expense:
Corporate, district and other	(886)	48	20,663	12,824	59	1	—	32,709	2,476	—	35,185
Intercompany management fee	—	—	(7,259)	3,014	4,237	8	—	—	—	—	—
Interest expense	12,503	—	(149)	(45)	4,004	1,272	—	17,585	5,811	—	23,396
Loss on extinguishment of debt	69,200	—	—	—	—	—	—	69,200	—	—	69,200
Intercompany interest (income) expense	—	(916)	(654)	1,570	—	—	—	—	—	—	—
Total operating expense	80,817	(868)	12,601	17,363	8,300	1,281	—	119,494	8,287	—	127,781
Net (loss) income before income taxes	(80,817)	868	10,947	(1,302)	28,257	(13,463)	—	(55,510)	(8,287)	—	(63,797)
(Benefit) provision for income tax expense	(17,930)	6,942	(2,177)	(1,508)	—	—	—	(14,673)	(2,102)	—	(16,775)
Net (loss) income	(62,887)	(6,074)	13,124	206	28,257	(13,463)	—	(40,837)	(6,185)	—	(47,022)
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	—	(40,837)	40,837	—
CURO Intermediate	(6,074)	—	—	—	—	—	6,074	—	—	—	—
Guarantor Subsidiaries	13,124	—	—	—	—	—	(13,124)	—	—	—	—
Non-Guarantor Subsidiaries	206	—	—	—	—	—	(206)	—	—	—	—
SPV Subs	(13,463)	—	—	—	—	—	13,463	—	—	—	—
Net (loss) income attributable to CURO	$(69,094)	$(6,074)	$13,124	$206	$28,257	$(13,463)	$6,207	$(40,837)	$(47,022)	$40,837	$(47,022)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$123,608	$61,293	$70,218	$—	$255,119	$—	$—	$255,119
Provision for losses	—	—	53,906	19,835	25,600	—	99,341	—	—	99,341
Net revenue	—	—	69,702	41,458	44,618	—	155,778	—	—	155,778
Cost of providing services:
Salaries and benefits	—	—	17,555	9,266	—	—	26,821	—	—	26,821
Occupancy	—	—	7,849	5,966	—	—	13,815	—	—	13,815
Office	—	—	4,682	1,123	(90)	—	5,715	—	—	5,715
Other store operating expenses	—	—	10,990	1,773	228	—	12,991	—	—	12,991
Advertising	—	—	12,004	4,266	—	—	16,270	—	—	16,270
Total cost of providing services	—	—	53,080	22,394	138	—	75,612	—	—	75,612
Gross Margin	—	—	16,622	19,064	44,480	—	80,166	—	—	80,166
Operating (income) expense:
Corporate, district and other	327	15	28,142	8,993	(3,861)	—	33,616	631	—	34,247
Intercompany management fee	—	—	(10,815)	4,200	6,615	—	—	—	—	—
Interest expense	15,305	—	(98)	49	3,588	—	18,844	—	—	18,844
Intercompany interest (income) expense	—	(1,054)	(173)	1,227	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—	—
Restructuring costs	—	—	—	7,393	—	—	7,393	—	—	7,393
Total operating expense	15,632	(1,039)	17,056	21,862	6,342	—	59,853	631	—	60,484
Net (loss) income before income taxes	(15,632)	1,039	(434)	(2,798)	38,138	—	20,313	(631)	—	19,682
(Benefit) provision for income tax expense	(7,507)	17,793	(1,832)	1,833	—	—	10,287	(367)	—	9,920
Net (loss) income	(8,125)	(16,754)	1,398	(4,631)	38,138	—	10,026	(264)	—	9,762
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	10,026	(10,026)	—
CURO Intermediate	(16,754)	—	—	—	—	16,754	—	—	—	—
Guarantor Subsidiaries	1,398	—	—	—	—	(1,398)	—	—	—	—
Non-Guarantor Subsidiaries	(4,631)	—	—	—	—	4,631	—	—	—	—
SPV Subs	38,138	—	—	—	—	(38,138)	—	—	—	—
Net income (loss) attributable to CURO	$10,026	$(16,754)	$1,398	$(4,631)	$38,138	$(18,151)	$10,026	$9,762	$(10,026)	$9,762

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	US SPV	Canada SPV	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$387,826	$169,359	$230,166	$6,394		$793,745	$—	$—	$793,745
Provision for losses	—	—	140,603	49,388	98,973	18,576		307,540	—	—	307,540
Net revenue	—	—	247,223	119,971	131,193	(12,182)	—	486,205	—	—	486,205
Cost of providing services:
Salaries and benefits	—	—	53,668	26,673	—	—	—	80,341	—	—	80,341
Occupancy	—	—	23,164	17,105	—	—	—	40,269	—	—	40,269
Office	—	—	15,416	5,383	—	—	—	20,799	—	—	20,799
Other costs of providing services	—	—	33,934	4,260	1,537	—	—	39,731	—	—	39,731
Advertising	—	—	35,200	16,224	—	—	—	51,424	—	—	51,424
Total cost of providing services	—	—	161,382	69,645	1,537	—	—	232,564	—	—	232,564
Gross margin	—	—	85,841	50,326	129,656	(12,182)	—	253,641	—	—	253,641
Operating (income) expense:
Corporate, district and other	20	73	74,037	33,180	136	1	—	107,447	6,847	—	114,294
Intercompany management fee	—	—	(21,082)	9,789	11,285	8	—	—	—	—	—
Interest expense	47,410	—	(321)	7	12,031	1,272	—	60,399	5,811	—	66,210
Loss on extinguishment of debt	80,883	—	—	—	—	—	—	80,883	—	—	80,883
Intercompany interest (income) expense	—	(2,700)	(913)	3,613	—	—	—	—	—	—	—
Total operating expense (income)	128,313	(2,627)	51,721	46,589	23,452	1,281	—	248,729	12,658	—	261,387
Net (loss) income before income taxes	(128,313)	2,627	34,120	3,737	106,204	(13,463)	—	4,912	(12,658)	—	(7,746)
(Benefit) provision for income tax expense	(30,189)	39,107	(8,220)	2,522	—	—	—	3,220	(3,211)	—	9
Net (loss) income	(98,124)	(36,480)	42,340	1,215	106,204	(13,463)	—	1,692	(9,447)	—	(7,755)
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	—	1,692	(1,692)	—
CURO Intermediate	(36,480)	—	—	—	—	—	36,480	—	—	—	—
Guarantor Subsidiaries	42,340	—	—	—	—	—	(42,340)	—	—	—	—
Non-Guarantor Subsidiaries	1,215	—	—	—	—	—	(1,215)	—	—	—	—
SPV Subs	(13,463)	—	—	—	—	—	13,463	—	—	—	—
Net income (loss) attributable to CURO	$(104,512)	$(36,480)	$42,340	$1,215	$106,204	$(13,463)	$6,388	$1,692	$(7,755)	$(1,692)	$(7,755)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$337,920	$164,731	$193,992	$—	$696,643	$—	$—	$696,643
Provision for losses	—	—	118,042	45,865	62,616	—	226,523	—	—	226,523
Net revenue	—	—	219,878	118,866	131,376	—	470,120	—	—	470,120
Cost of providing services:
Salaries and benefits	—	—	53,144	26,410	—	—	79,554	—	—	79,554
Occupancy	—	—	23,785	17,636	—	—	41,421	—	—	41,421
Office	—	—	12,168	3,441	(90)	—	15,519	—	—	15,519
Other store operating expenses	—	—	36,005	4,657	292	—	40,954	—	—	40,954
Advertising	—	—	24,596	11,003	—	—	35,599	—	—	35,599
Total cost of providing services	—	—	149,698	63,147	202	—	213,047	—	—	213,047
Gross Margin	—	—	70,180	55,719	131,174	—	257,073	—	—	257,073
Operating (income) expense:
Corporate, district and other	3,304	(55)	71,929	25,500	320	—	100,998	2,799	—	103,797
Intercompany management fee	—	—	(17,624)	11,009	6,615	—	—	—	—	—
Interest expense	37,761	9,613	(97)	131	9,976	—	57,384	3,310	—	60,694
Intercompany interest (income) expense	—	(3,244)	(503)	3,747	—	—	—	—	—	—
Loss on extinguishment of debt	—	11,884	—	—	—	—	11,884	574	—	12,458
Restructuring costs	—	—	—	7,393	—	—	7,393	—	—	7,393
Total operating expense	41,065	18,198	53,705	47,780	16,911	—	177,659	6,683	—	184,342
Net (loss) income before income taxes	(41,065)	(18,198)	16,475	7,939	114,263	—	79,414	(6,683)	—	72,731
(Benefit) provision for income tax expense	(17,633)	51,964	(7,879)	6,266	—	—	32,718	(2,730)	—	29,988
Net (loss) income	(23,432)	(70,162)	24,354	1,673	114,263	—	46,696	(3,953)	—	42,743
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	46,696	(46,696)	—
CURO Intermediate	(70,162)	—	—	—	—	70,162	—	—	—	—
Guarantor Subsidiaries	24,354	—	—	—	—	(24,354)	—	—	—	—
Non-Guarantor Subsidiaries	1,673	—	—	—	—	(1,673)	—	—	—	—
SPV Subs	114,263	—	—	—	—	(114,263)	—	—	—	—
Net income (loss) attributable to CURO	$46,696	$(70,162)	$24,354	$1,673	$114,263	$(70,128)	$46,696	$42,743	$(46,696)	$42,743

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	U.S. SPV	Canada SPV	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash provided (used)	$628,468	$—	$5,234	$(4,640)	$44,653	$(73,278)	$4,169	$604,606	$(677,207)	$—	$(72,601)
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(6,466)	(1,734)		—	—	(8,200)	—	—	(8,200)
Cash paid for Cognical Holdings preferred shares	(958)	—	—	—		—	—	(958)	—	—	(958)
Change in restricted cash	—	—	(5)	(5)	(63)	(12,211)	—	(12,284)	—	—	(12,284)
Net cash used	(958)	—	(6,471)	(1,739)	(63)	(12,211)	—	(21,442)	—	—	(21,442)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility	—	—	—	—	17,000	—	—	17,000	—	—	17,000
Payments on Non-Recourse U.S. SPV facility	—	—	—	—	(61,590)	—	—	(61,590)	—	—	(61,590)
Proceeds from Non0Recourse Canada SPV facility	—	—	—	—	—	89,949	—	89,949	—	—	89,949
Proceeds from revolving credit facilities	39,000	—	—	26,169	—	—	—	65,169	—	—	65,169
Payments on revolving credit facilities	(10,000)	—	—	(26,169)	—	—	—	(36,169)	—	—	(36,169)
Proceeds from issuance of common stock	11,549	—	—	—		—	—	11,549	—	—	11,549
Proceeds from exercise of stock options	408	—	—	—		—	—	408	—	—	408
Payments on 12.00% Senior Secured Notes	(605,000)	—	—	—		—	—	(605,000)	—	—	(605,000)
Proceeds from 8.25% Senior Secured Notes	—	—	—	—	—	—	—	—	690,000	—	690,000
Payments of call premiums from early debt extinguishments	(63,350)	—	—	—	—	—	—	(63,350)	—	—	(63,350)
Debt issuance costs paid	(117)	—	—	—		(4,527)	—	(4,644)	(12,873)	—	(17,517)
Net cash provided (used)	(627,510)	—	—	—	(44,590)	85,422	—	(586,678)	677,127	—	90,449
Effect of exchange rate changes on cash	—	—	—	(1,317)	—	67	(4,169)	(5,419)	—	—	(5,419)
Net increase (decrease) in cash	—	—	(1,237)	(7,696)	—	—	—	(8,933)	(80)	—	(9,013)
Cash at beginning of period	—	—	117,379	44,915	—	—	—	162,294	80	—	162,374
Cash at end of period	$—	$—	$116,142	$37,219	$—	$—	$—	$153,361	$—	$—	$153,361

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2017
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash (used) provided	$(275,549)	$423,621	$(65,982)	$(25,579)	$(21,384)	$(632)	$34,495	$(5,083)	$—	$29,412
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(6,183)	(1,734)	—	—	(7,917)	—	—	(7,917)
Cash paid for Cognical investment	(4,975)	—	—	—	—	—	(4,975)	—	—	(4,975)
Change in restricted cash	—	459	(3,939)	120	—	—	(3,360)	—	—	(3,360)
Net cash (used) provided	(4,975)	459	(10,122)	(1,614)	—	—	(16,252)	—	—	(16,252)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	—	—	—	52,130	—	52,130	—	—	52,130
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	—	—	—	(27,258)	—	(27,258)	—	—	(27,258)
Proceeds from issuance of 12.00% Senior Secured Notes	461,329	—	—	—	—	—	461,329	—	—	461,329
Proceeds from revolving credit facilities	25,000	—	—	8,028	—	—	33,028	—	—	33,028
Payments from revolving credit facilities	(25,000)	—	—	(8,028)	—	—	(33,028)	—	—	(33,028)
Payments on 10.75% Senior Secured Notes	—	(414,882)	—	—	—	—	(414,882)	—	—	(414,882)
Payments on 12.00% Senior Cash Pay Notes	—	—	—	—	—	—	—	(125,000)	—	(125,000)
Payments of call premiums from early debt extinguishments	—	(11,152)	—	—	—	—	(11,152)	—	—	(11,152)
Dividends (paid) received	(166,583)	—	—	—	—	—	(166,583)	130,083	—	(36,500)
Debt issuance costs paid	(14,222)	—	—	—	—	—	(14,222)	—	—	(14,222)
Net cash provided (used)	280,524	(426,034)	—	—	24,872	—	(120,638)	5,083	—	(115,555)
Effect of exchange rate changes on cash	—	—	—	3,783	—	632	4,415	—	—	4,415
Net (decrease) increase in cash	—	(1,954)	(76,104)	(23,410)	3,488	—	(97,980)	—	—	(97,980)
Cash at beginning of period	—	1,954	124,942	63,779	2,770	—	193,445	80	—	193,525
Cash at end of period	$—	$—	$48,838	$40,369	$6,258	$—	$95,465	$80	$—	$95,545

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15 – SUBSEQUENT EVENTS

During October 2018, CGHC extinguished the $80.0 million term portion of the Non-Recourse U.S. SPV Facility using the proceeds from the issuance of the 8.25% Senior Secured Notes. We made the final termination payment of $2.7 million on October 26, 2018 which resulted in a total loss on extinguishment of debt of $9.7 million in October 2018. The $9.7 million loss on extinguishment of debt is comprised of a $4.5 million early termination fee, $3.4 million of net deferred financing costs and a $1.8 million make whole premium. We will classify the payments related to the extinguishment as a financing activity in our Consolidated Statement of Cash Flow for the year ended December 31, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the sections titled "Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in our 2017 Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and the United Kingdom ("U.K.") and are a market leader in our industry based on revenues.

History

The CURO business was founded in 1997 to meet the growing needs of consumers looking for access to credit. We set out to offer a variety of convenient, easily-accessible financial and loan services and over our 20 years of operations, expanded across the U.S., Canada and the U.K.

CURO Financial Technologies Corp. ("CFTC") (then known as Speedy Cash Holdings Corp.), was incorporated in Delaware on July 16, 2008. On September 10, 2008, our founders sold or otherwise contributed all of the outstanding equity of the various operating entities that comprised the CURO business to a wholly-owned subsidiary of CFTC in connection with an investment in CFTC by Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated funds. CURO Group Holdings Corp. (then known as Speedy Group Holdings Corp.) was incorporated in Delaware on February 7, 2013 as the parent company of CFTC. On May 11, 2016, we changed the name of Speedy Group Holdings Corp. to CURO Group Holdings Corp. We similarly changed the names of some of our subsidiaries.

Our growth has been fueled by acquisitions in the U.S., Canada and the U.K., as well as organically, including the launch of new brands. Recent brand launches include the March 2016 launch of LendDirect, a primarily online Installment and Open-End brand in Alberta, Canada, that is now offered in four provinces, and the June 2017 launch of Avio Credit, an online Installment and Open-End Loan brand in the U.S. market that is currently available in 11 states.

Recent Developments

Metabank. In April 2018, we announced that we expect to begin offering U.S. consumers a new line of credit product through a relationship with MetaBank® ("Meta"), a wholly-owned subsidiary of Meta Financial Group, Inc. CURO and Meta are currently developing the pilot launch. Under the program partnership agreement, Meta may hold up to $350.0 million of product receivables on its balance sheet for the first three years of the relationship, although there can be no assurance as to the level of success in selling this credit product.

Underwriter option. On May 21, 2018, certain of our stockholders sold shares of our common stock pursuant to an underwritten public offering, at a price to the public of $23.00 per share. The underwriters subsequently exercised their option to purchase additional shares of our common stock from certain of these selling stockholders, which together with the May offering, totaled more than 5.5 million shares. We did not sell any shares in the offering and did not receive any proceeds from the sale of the shares offered by the selling stockholders in the offering.

Canada SPV Facility. On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and our wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The Non-Recourse Canada SPV Facility is secured by a first lien against all assets of the Canada SPV Borrower, which is a special purpose vehicle into which certain eligible receivables originated by our operating entities in Canada are sold. As of September 30, 2018, the carrying amount of outstanding borrowings from the Non-Recourse Canada SPV Facility was $85.3 million.

Debt offering. On August 27, 2018, CURO Group Holdings Corp. issued $690.0 million 8.25% Senior Secured Notes due 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year. The net proceeds from the sale of the notes were used, together with available cash, (i) to redeem the outstanding 12.00% Senior Secured Notes due 2022 of our wholly owned subsidiary, CURO Financial Technologies Corp., (ii) to repay the outstanding indebtedness under the CURO Receivables Finance I, LLC, our wholly-owned subsidiary, five-year revolving credit facility consisting of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

U.S. SPV Facility. During the three months ended September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the U.S. SPV Facility's revolver's balance of $42.4 million. In October 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the quarter ending September 30, 2018. See Note 15, "Subsequent Events" for additional details on the October extinguishment.

U.K. Developments. The U.K. operations continued to experience an elevated level of legal settlement expenses related to customer redress claims. Refer to Results of Operations for further details on the impact of these claims to the U.K. operating results.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

The following table summarizes revenue by product, including CSO fees, for the periods indicated:

	For the Three Months Ended
	September 30, 2018				September 30, 2017
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$135,028	$2,632	$10,931	$148,591	$116,233	$5,601	$6,951	$128,785
Secured Installment	28,562	—	—	28,562	26,407	—	—	26,407
Open-End	27,554	12,736	—	40,290	18,630	—	—	18,630
Single-Pay	27,792	22,822	2,591	53,205	27,753	39,550	3,592	70,895
Ancillary	4,337	8,019	—	12,356	4,803	5,507	92	10,402
Total revenue	$223,273	$46,209	$13,522	$283,004	$193,826	$50,658	$10,635	$255,119

During the three months ended September 30, 2018, total lending revenue (excluding revenues from ancillary products) grew $25.9 million, or 10.6%, to $270.6 million, compared to the prior year period, predominantly driven by growth in Installment and Open-End loans. Geographically, revenue in the U.S. and U.K. grew 15.2% and 27.1%, respectively. Canada revenue declined 8.8% primarily due to the continued product mix shift from Single-Pay. From a product perspective, Unsecured Installment revenues rose 15.4% and Secured Installment revenues rose 8.2% driven by related loan growth. Single-Pay revenues were affected primarily by regulatory changes in Canada (rate changes in Alberta, Ontario and British Columbia) leading to a shift to Open-End loans as well as a continued general product shift from Single-Pay to Installment and Open-End loans in all countries. Open-End revenues rose 116.3% on organic growth in the U.S. and the introduction of Open-End products in Virginia and Canada. Open-End adoption in Canada accelerated this quarter as related loan balances grew $87.4 million sequentially from the second quarter. With the accelerated Open-End growth, Single-Pay balances in Canada shrank sequentially by $11.2 million. Ancillary revenues increased 18.8% versus the same quarter a year ago primarily due to non-lending revenue in Canada.

The following table summarizes revenue by product, including CSO fees, for the periods indicated:

	For the Nine Months Ended
	September 30, 2018				September 30, 2017
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$366,748	$11,227	$27,035	$405,010	$311,884	$13,244	$18,237	$343,365
Secured Installment	81,195	—	—	81,195	73,249	—	—	73,249
Open-End	76,649	18,086	—	94,735	52,342	—	—	52,342
Single-Pay	78,835	90,461	9,216	178,512	78,961	108,676	10,289	197,926
Ancillary	14,565	19,728	—	34,293	15,476	13,899	386	29,761
Total revenue	$617,992	$139,502	$36,251	$793,745	$531,912	$135,819	$28,912	$696,643

During the nine months ended September 30, 2018, total lending revenue (excluding revenues from ancillary products) grew $92.6 million, or 13.9%, to $759.5 million, compared to the prior year period, predominantly driven by growth in Installment loans in the U.S. and U.K. and Open-End loans in the U.S. and Canada. Geographically, revenue in the U.S., Canada and U.K. grew 16.2%, 2.7% and 25.4%, respectively. From a product perspective, Unsecured Installment revenues rose 18.0% and Secured Installment revenues rose 10.8% because of loan growth. Single-Pay revenues and combined loans receivable were affected primarily by regulatory changes in Canada (rate changes in Alberta, Ontario and British Columbia) leading to a shift to Open-End loans as well as a continued general product shift from Single-Pay. Open-End revenues rose 81.0% on organic growth in the U.S. and the introduction of Open-End products in Virginia and Canada. As of September 30, 2018, loan balances for our Open-End product in Canada, which we began offering in the fourth quarter of 2017, grew to $138.7 million. Ancillary revenues increased 15.2% versus the same period a year ago primarily due to non-lending revenue in Canada.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer for the three months ended September 30, 2018 and 2017:
For the three months ended September 30, 2018 and 2017, revenue generated through our online channel was 47% and 39%, respectively, of consolidated revenue.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer for the nine months ended September 30, 2018 and 2017:
For the nine months ended September 30, 2018 and 2017, revenue generated through our online channel was 44% and 37%, respectively, of consolidated revenue.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable increased from the prior year quarter due to growth in the U.S., primarily in California and our CSO programs as well as growth in the U.K. Gross combined Unsecured Installment loan balances grew $38.1 million, or 15.3%, compared to September 30, 2017, net of a decline in Canada of $30.2 million due to mix shift to Open-End. Excluding Canada, Gross Unsecured Installment loan balances increased 34.1% year-over-year.
Each of the net charge-off rate and past-due percentage for Company Owned Unsecured Installment loans in the third quarter of 2018 increased approximately 300bps from the third quarter of 2017 due to geographic mix shift. Canadian unsecured installment balances were down $30.2 million compared to prior year due to Open-End migration. However, at the country level, unsecured net charge-off rates improved year-over-year in all cases. The net charge-off rate for the U.S was 100 bps lower year-over-year and net charge-off rates in Canada and the U.K. also declined compared to the same period last year. As Canadian unsecured installment balances declined from the shift to Open-End and U.S. balances grew $46.7 million, the U.S. percentage of total Company Owned Unsecured Installment loan balances rose from 66% to 79% year-over-year. Net charge-off rates in the U.S. are higher than Canada, so this geographic mix shift results in an overall increase in net charge-off rate even though each country’s rate declined. Provision exceeded NCOs for Unsecured Installment by $7.6 million.
Net charge-off rates for Unsecured Installment loans Guaranteed by the Company improved meaningfully from third quarter 2017 on underlying vintage improvement but also because the same quarter last year was affected by Hurricane Harvey. Net charge off rates for this product were higher in the third quarter of 2018 than the second quarter of 2018 following normal seasonal patterns.
Unsecured Installment Allowance coverage for loan losses increased sequentially on a consolidated basis due to the geographic mix shift described above, but remained consistent by geography as noted above. Allowance on Unsecured Installment loans Guaranteed by the Company remained consistent sequentially.

	2018			2017
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Unsecured Installment loans:
Revenue - Company Owned	$75,077	$63,404	$66,004	$67,800	$61,653
Provision for losses - Company Owned (1)	39,025	27,434	27,477	29,967	31,110
Net revenue - Company Owned	$36,052	$35,970	$38,527	$37,833	$30,543
Net charge-offs - Company Owned (1)	$31,403	$29,734	$33,410	$32,944	$25,889
Revenue - Guaranteed by the Company	$73,514	$60,069	$66,942	$69,078	$67,132
Provision for losses - Guaranteed by the Company (1)	39,552	26,974	23,556	34,001	38,106
Net revenue - Guaranteed by the Company	$33,962	$33,095	$43,386	$35,077	$29,026
Net charge-offs - Guaranteed by the Company (1)	$37,995	$25,667	$30,743	$32,984	$36,798
Unsecured Installment gross combined loans receivable:
Company Owned	$211,565	$179,414	$171,432	$196,306	$181,831
Guaranteed by the Company (2)(3)	75,807	66,351	54,332	75,156	67,438
Unsecured Installment gross combined loans receivable(2)(3)	$287,372	$245,765	$225,764	$271,462	$249,269

Unsecured Installment Allowance for loan losses (4)	$43,066	$35,277	$37,916	$43,755	$46,938
Unsecured Installment CSO guarantee liability (4)	$12,750	$11,193	$9,886	$17,072	$16,056
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	20.4%	19.7%	22.1%	22.3%	25.8%
Unsecured Installment CSO guarantee liability as a percentage of Unsecured Installment gross loans guaranteed by the Company	16.8%	16.9%	18.2%	22.7%	23.8%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$54,618	$40,272	$39,273	$44,963	$41,353
Unsecured Installment gross loans guaranteed by the Company	$12,120	$10,319	$8,410	$12,480	$10,462
Past-due Unsecured Installment gross loans receivable -- percentage(2)	25.8%	22.4%	22.9%	22.9%	22.7%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage(2)	16.0%	15.6%	15.5%	16.6%	15.5%
Unsecured Installment other information:
Originations - Company Owned	$142,347	$128,146	$99,418	$135,284	$137,618
Originations - Guaranteed by the Company (2)	$91,828	$84,082	$60,593	$82,326	$83,680
Unsecured Installment other information:
Provision as a percentage of gross loans receivable - Company Owned	18.4%	15.3%	16.0%	15.3%	17.1%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	52.2%	40.7%	43.4%	45.2%	56.5%
(1) As part of improvements made to our financial reporting processes in 2018, we have reclassified certain provision expense and net charge-off activity to be consistent with current period presentation. We added approximately $2.0 million to third quarter 2017 Provision Expense and Net charge-offs for Company Owned loans and approximately $1.9 million and $1.1 million to third and fourth quarter 2017 Provision Expense and Net charge offs for loans Guaranteed by the Company, respectively.

(2) Includes loans originated by third-party lenders through CSO programs, which are not included in the consolidated financial statements.
(3) Non-GAAP measure - Refer to "Non-GAAP Financial Measures" for further details.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on the Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment gross combined loans receivable balances as of September 30, 2018 increased by $5.5 million, or 6.2%, compared to September 30, 2017, primarily due to growth in Arizona, while related revenue grew 8.2%. Provision expense increased by $7.6 million in the third quarter of 2018 compared to the third quarter of 2017 primarily because of adjustments to the Allowance for loan loss coverage rate during the third quarter of 2017. Third quarter 2018 net charge-off rates for Secured Installment loans increased by 443 basis points from the same period in the prior year but declined 144 basis points from the second quarter of 2018.

Secured Installment Allowance for loan losses and CSO guarantee liability as a percentage of Secured Installment gross loans receivable remained consistent from the second quarter at 12.4%. For the three months ended September 30, 2018, net charge-offs of $9.3 million were consistent with second quarter net charge-offs of $9.0 million. First Pay Defaults ("FPDs") reflect the number of payments made by customers compared to the number of payments scheduled to be paid during a period. FPDs remained flat versus the same period last year.

	2018			2017
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Secured Installment loans:
Revenue	$28,562	$25,777	$26,856	$27,732	$26,407
Provision for losses (1)	10,188	7,650	6,640	9,246	2,618
Net revenue	$18,374	$18,127	$20,216	$18,486	$23,789
Net charge-offs (1)	$9,285	$9,003	$8,669	$9,997	$7,703
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (2)(3)	$94,194	$87,434	$82,534	$92,817	$88,730
Secured Installment Allowance for loan losses and CSO guarantee liability (4)	$11,714	$10,812	$12,165	$14,194	$14,945
Secured Installment Allowance for loan losses and CSO guarantee liability as a percentage of Secured Installment gross combined loans receivable	12.4%	12.4%	14.7%	15.3%	16.8%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$17,754	$15,246	$14,756	$16,554	$15,265
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (3)	18.8%	17.4%	17.9%	17.8%	17.2%
Secured Installment other information:
Originations (2)	$51,742	$53,597	$34,750	$48,577	$52,526
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	10.8%	8.7%	8.0%	10.0%	3.0%
(1) As part of improvements made to our financial reporting process in 2018, we have reclassified certain provision expense and net charge-off activity to be consistent with current period presentation. We added approximately $3.9 million and $0.8 million from third and fourth quarter 2017 Provision Expense and Net charge-offs, respectively.

(2) Includes loans originated by third-party lenders through CSO programs, which are not included in the Consolidated Financial Statements.
(3) Non-GAAP measure - Refer to "Non-GAAP Financial Measures" for further details.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on the Consolidated Balance Sheets.

Open-End Loans

Open-End loan balances as of September 30, 2018 increased by $151.9 million, or 472.8%, compared to September 30, 2017 primarily due to the third quarter 2017 launch of Open-End in Canada as we transition from Single-Pay and Installment loans as well as the introduction of Open-End loans in Virginia in the third quarter of 2017. Open-End adoption in Canada accelerated this quarter as related loan balances grew $87.4 million sequentially from the second quarter.

The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable declined year-over-year and sequentially, primarily due to seasoning of the U.S. portfolio and a shift to Open-End in Canada where losses and required allowance coverage is lower than the U.S. At September 30, 2018, Canadian Open-End gross loans receivable comprised 75.3% of the total Open-End product, compared to none at the end of the prior year quarter. The increase in the third quarter 2018 net charge-off rate is largely a result of significant new customer acquisitions associated with the transition to Open-End loans in Ontario. In addition, we relaxed underwriting selectively in two of our mature U.S. state markets to expand and improve net revenue.

	2018			2017
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Open-End loans:
Revenue	$40,290	$27,222	$27,223	$21,154	$18,630
Provision for losses	31,686	14,848	11,428	8,334	6,348
Net revenue	$8,604	$12,374	$15,795	$12,820	$12,282
Net charge-offs	$23,579	$11,924	$10,972	$6,799	$5,991
Open-End gross loan balances:
Open-End gross loans receivable	$184,067	$91,033	$51,564	$47,949	$32,133
Allowance for loan losses	$18,013	$9,717	$6,846	$6,426	$4,880
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	9.8%	10.7%	13.3%	13.4%	15.2%
Open-End ratios:
Provision as a percentage of gross loans receivable	17.2%	16.3%	22.2%	17.4%	19.8%

Single-Pay

Single-Pay revenue and related loans receivable during the three months ended September 30, 2018 declined year-over-year compared to the three months ended September 30, 2017 primarily due to regulatory changes in Canada (rate changes in Alberta, Ontario and British Columbia) and the accelerated shift to Open-End loans there, as well as a continued general product shift from Single-Pay to Installment and Open-End loans in all countries. Because of the aforementioned accelerated Open-End growth in Canada ($87.4 million in the quarter), Single-Pay loan balances in Canada shrank sequentially by $11.2 million from the second to third quarter and have stabilized. Provision for losses and net charge-offs were consistent for the quarter and Single-Pay Allowance for loan losses as a percentage of gross loans receivable remained consistent sequentially.

	2018			2017
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Single-pay loans:
Revenue	$53,205	$61,602	$63,705	$70,868	$70,895
Provision for losses	13,511	14,527	11,302	17,952	20,632
Net revenue	$39,694	$47,075	$52,403	$52,916	$50,263
Net charge-offs	$13,927	$14,543	$12,698	$17,362	$20,515
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$80,867	$89,575	$87,075	$99,400	$94,476
Single-Pay Allowance for loan losses	$3,768	$4,372	$4,485	$5,915	$5,342
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	4.7%	4.9%	5.2%	6.0%	5.7%

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

	Three Months Ended
(in millions)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Company Owned gross loans receivable	$567.7	$444.6	$389.8	$432.8	$393.4
Gross loans receivable Guaranteed by the Company	78.8	69.2	57.1	78.8	71.2
Gross combined loans receivable	$646.5	$513.8	$446.9	$511.6	$464.6

Gross combined loans receivable by product are presented below:

Gross combined loans receivable increased $181.9 million, or 39.1%, to $646.5 million as of September 30, 2018 compared to $464.6 million as of September 30, 2017. Geographically, gross combined loans receivable grew 21.8%, 94.9% and 65.5%, respectively, in the U.S., Canada and U.K.

Results of Operations - CURO Group Consolidated Operations
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Revenue	$283,004	$255,119	$27,885	10.9%	$793,745	$696,643	$97,102	13.9%
Provision for losses	134,523	99,341	35,182	35.4%	307,540	226,523	81,017	35.8%
Net revenue	148,481	155,778	(7,297)	(4.7)%	486,205	470,120	16,085	3.4%
Advertising costs	24,114	16,270	7,844	48.2%	51,424	35,599	15,825	44.5%
Non-advertising costs of providing services	60,383	59,342	1,041	1.8%	181,140	177,448	3,692	2.1%
Total cost of providing services	84,497	75,612	8,885	11.8%	232,564	213,047	19,517	9.2%
Gross margin	63,984	80,166	(16,182)	(20.2)%	253,641	257,073	(3,432)	(1.3)%

Operating expense
Corporate, district and other	35,185	34,247	938	2.7%	114,294	103,797	10,497	10.1%
Interest expense	23,396	18,844	4,552	24.2%	66,210	60,694	5,516	9.1%
Loss on extinguishment of debt	69,200	—	69,200	#	80,883	12,458	68,425	#
Restructuring costs	—	7,393	(7,393)	#	—	7,393	(7,393)	#
Total operating expense	127,781	60,484	67,297	#	261,387	184,342	77,045	41.8%
Net (loss) income before income taxes	(63,797)	19,682	(83,479)	#	(7,746)	72,731	(80,477)	#
(Benefit) provision for income taxes	(16,775)	9,920	(26,695)	#	9	29,988	(29,979)	#
Net (loss) income	$(47,022)	$9,762	$(56,784)	#	$(7,755)	$42,743	$(50,498)	#
# - Variance greater than 100% or not meaningful.

For the three months ended September 30, 2018 and 2017
Revenue and Net Revenue
Revenue increased $27.9 million, or 10.9%, to $283.0 million for the three months ended September 30, 2018 from $255.1 million for the three months ended September 30, 2017. U.S. revenue increased 15.2% on volume growth. Canadian revenue decreased 8.8% primarily due to the continued product mix transitioning from Single-Pay and Installment Loans to Open-End loans. U.K. revenue increased by 27.1%.

Provision for losses increased $35.2 million, or 35.4%, to $134.5 million for the three months ended September 30, 2018 from $99.3 million for the three months ended September 30, 2017. Refer to "Segment Analysis" below for further explanations on the provision for losses.

Cost of Providing Services
The total cost of providing services increased $8.9 million, or 11.8%, to $84.5 million in the three months ended September 30, 2018, compared to $75.6 million in the three months ended September 30, 2017 primarily because of increased customer acquisition spend analyzed further in the segment discussions that follow.

Operating Expenses
Corporate, district and other expense increased $0.9 million, or 2.7%, primarily related to share-based compensation expense.

Provision for Income Taxes

The effective tax benefit rate for the three months ended September 30, 2018 was 26.3% compared to a tax expense rate 50.4% for the three months ended September 30, 2017. As a result of the 2017 Tax Act, the corporate income tax rate for the U.S. decreased from 35% to 21%, effective in 2018. No tax benefit is recognized for losses in the U.K. and certain other Canadian entities that we utilize to launch new products and brands. The lack of tax benefit in these entities was offset in the third quarter of 2018 by a $3.3 million benefit for the fair market value impact of a historic stock option plan that was modified in 2017 creating a taxable event, and by the reversal of $0.6 million of estimated GILTI ("Global Intangible Low-Taxed Income") originally recorded in the first quarter of 2018 based on a shift in the geographic composition of pre-tax income.

For the nine months ended September 30, 2018 and 2017
Revenue and Net Revenue
Revenue increased $97.1 million, or 13.9%, to $793.7 million for the nine months ended September 30, 2018 from $696.6 million for the nine months ended September 30, 2017. U.S. revenue increased 16.2% on volume growth. Canadian revenue increased 2.7% as volume growth offset regulatory impacts on rates and product mix. U.K. revenue increased by 25.4%.

Provision for losses increased $81.0 million, or 35.8%, to $307.5 million for the nine months ended September 30, 2018 from $226.5 million for the nine months ended September 30, 2017. Refer to “Segment Analysis” below for further explanations on the provision for losses.

Cost of Providing Services

The total cost of providing services increased $19.5 million, or 9.2%, to $232.6 million in the nine months ended September 30, 2018, compared to $213.0 million in the nine months ended September 30, 2017 primarily because of higher customer acquisition spend.

Operating Expenses
Corporate, district and other expense increased $10.5 million, or 10.1%, primarily due to $6.9 million of costs related to customer redress pursuant to a complaint resolution process for all lenders in the U.K, $4.4 million of year-over-year incremental share-based compensation expense and $1.2 million in year-over-year additional compensation expense related to increased collections activity, online customer support and technology headcount.

Provision for Income Taxes
The effective tax benefit rate for the nine months ended September 30, 2018 was (0.1)% compared to a tax expense rate of 41.2% for the nine months ended September 30, 2017. As a result of the 2017 Tax Act, the federal corporate income tax rate for the U.S. decreased from 35% to 21%, effective in 2018. The provision for income tax as of September 30, 2018 includes an additional accrual of $1.2 million for adjustments to estimates of the tax on prior years' foreign repatriation as the result of additional interpretative guidance from the IRS issued during the first quarter of 2018 and the above mentioned impacts of loss entities with no tax benefits and the benefits from stock option exercise.

Segment Analysis

We report financial results for three reportable segments: the U.S., Canada and the U.K. Following is a recap of results of operations for the segment and period indicated:

U.S. Segment Results	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$223,273	$193,826	$29,447	15.2%
Provision for losses	103,256	79,506	23,750	29.9%
Net revenue	120,017	114,320	5,697	5.0%
Advertising costs	17,632	12,005	5,627	46.9%
Non-advertising costs of providing services	42,280	41,213	1,067	2.6%
Total cost of providing services	59,912	53,218	6,694	12.6%
Gross margin	60,105	61,102	(997)	(1.6)%
Corporate, district and other	22,360	25,257	(2,897)	(11.5)%
Interest expense	22,169	18,795	3,374	18.0%
Loss on extinguishment of debt	69,200	—	69,200	#
Total operating expense	113,729	44,052	69,677	#
Segment operating (loss) income	(53,624)	17,050	(70,674)	#
Interest expense	22,169	18,795	3,374	18.0%
Depreciation and amortization	3,536	3,447	89	2.6%
EBITDA	(27,919)	39,292	(67,211)	#
Loss on extinguishment of debt	69,200	—	69,200
Legal settlements	(1,297)	361	(1,658)
Other adjustments	(99)	(27)	(72)
Transaction related costs	—	123	(123)
Share-based cash and non-cash compensation	2,089	454	1,635
Adjusted EBITDA	$41,974	$40,203	$1,771	4.4%
# - Variance greater than 100% or not meaningful

U.S. Segment Results - For the three months ended September 30, 2018 and 2017
Third quarter U.S. revenues increased by $29.4 million, or 15.2%, to $223.3 million.

U.S revenue growth was driven by a $75.8 million, or 21.8%, increase in gross combined loans receivable to $423.0 million at September 30, 2018 compared to $347.2 million at September 30, 2017. We experienced volume growth primarily from Unsecured Installment receivables, which increased year-over-year $55.1 million, or 29.4%, while Open-End receivables increased $13.2 million, or 41.2%, compared to the prior year period. Open-End receivables growth was driven by the 2017 third quarter introduction of Open-End in Virginia, organic growth in Tennessee of 11.3% and growth in Kansas of 13.2%. Secured Installment receivables increased from the prior year period by $5.5 million, or 6.2%.

The increase of $23.8 million, or 29.9%, in provision for losses was primarily driven by sequential loan growth of $55.3 million, or 15.0%. U.S. Company-Owned Unsecured Installment and Secured Installment net charge-offs rates rose modestly year-over-year while net charge-off rates for Unsecured Installment loans Guaranteed by the Company and Single-Pay loans improved from third quarter 2017. Net charge-off rates for Open-End loans increased because we relaxed underwriting selectively in two of our mature state markets to expand and improve net revenue.

U.S. cost of providing services for the three months ended September 30, 2018 was $59.9 million, an increase of $6.7 million, or 12.6%, compared to $53.2 million for the three months ended September 30, 2017. The increase was primarily due to $5.6 million, or 46.9%, higher advertising costs. Advertising for the U.S. online channel comprised $5.0 million of the year-over-year increase, $1.8 million of which related to our new Avio installment and Open-End loans. U.S. store advertising rose 11.2% year-over-year. Advertising as a percentage of revenue was 7.9% compared to 6.5% in the prior quarter, and in the range we expected given the ramping of Avio, the mix shift to online and seasonality.

Corporate, district and other operating expenses decreased $2.9 million compared to the same period in the prior year primarily due to adjustments to variable compensation cost assumptions, lower professional fees and a $1.3 million net reduction of our liabilities related to certain litigation matters, offset by $1.6 million of additional share-based compensation expense.

U.S. Interest expense for the third quarter of 2018 increased by $3.4 million compared to the same period prior year and was affected by the related refinancing transactions. We issued $690.0 million of 8.25% Senior Secured Notes due 2025 on August 27,

2018. We subsequently used the proceeds of this issuance to extinguish the remaining $527.5 million 2017 12.00% Senior Secured Notes on September 7, 2018 and the Non-Recourse U.S. SPV Facility on October 11, 2018. We incurred additional interest during the third quarter of 2018 of $3.0 million during the time between the issuance of the Senior Secured Notes due 2025 and the extinguishment of the other existing debt facilities.

U.S. Segment Results	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$617,992	$531,912	$86,080	16.2%
Provision for losses	239,576	180,658	58,918	32.6%
Net revenue	378,416	351,254	27,162	7.7%
Advertising costs	35,200	24,596	10,604	43.1%
Non-advertising costs of providing services	127,719	125,304	2,415	1.9%
Total cost of providing services	162,919	149,900	13,019	8.7%
Gross margin	215,497	201,354	14,143	7.0%
Corporate, district and other	81,113	78,299	2,814	3.6%
Interest expense	64,931	60,563	4,368	7.2%
Loss on extinguishment of debt	80,883	12,458	68,425	#
Total operating expense	226,927	151,320	75,607	50.0%
Segment operating (loss) income	(11,430)	50,034	(61,464)	#
Interest expense	64,931	60,563	4,368	7.2%
Depreciation and amortization	10,322	10,200	122	1.2%
EBITDA	63,823	120,797	(56,974)	(47.2)%
Loss on extinguishment of debt	80,883	12,458	68,425
Restructuring costs	—	2,523	(2,523)
Legal settlements	(1,297)	2,311	(3,608)
Other adjustments	(224)	(47)	(177)
Share-based cash and non-cash compensation	6,112	1,756	4,356
Adjusted EBITDA	$149,297	$139,798	$9,499	6.8%
# - Variance greater than 100% or not meaningful

U.S. Segment Results - For the nine months ended September 30, 2018 and 2017

U.S. revenues increased by $86.1 million, or 16.2%, to $618.0 million for the nine months ended September 30, 2018.

U.S revenue growth was driven by a $75.8 million, or 21.8%, increase in gross combined loans receivable to $423.0 million at September 30, 2018 compared to $347.2 million at September 30, 2017. We experienced volume growth primarily from Unsecured Installment receivables, which increased year-over-year $55.1 million, or 29.4%, while Open-End receivables increased $13.2 million, or 41.2%, compared to the prior year period. Open-End receivables growth was driven by the 2017 third quarter introduction of Open-End in Virginia, organic growth in Tennessee of 11.3% and growth in Kansas of 13.2%. Secured Installment receivables increased from the prior year period by $5.5 million, or 6.2%.

The increase of $58.9 million, or 32.6%, in provision for losses was primarily driven by the increase in combined loans receivable as previously discussed.

U.S. cost of providing services were $162.9 million, an increase of $13.0 million, or 8.7%, compared to $149.9 million for the nine months ended September 30, 2017. The increase is primarily due to $10.6 million, or 43.1%, higher advertising costs. Advertising for the U.S. online channel comprised $8.5 million of the year-over-year increase, $4.4 million of which related to our new Avio installment and Open-End loans which launched in the third quarter of 2017. U.S. store advertising rose 15.0% year-over-year. Advertising as a percentage of revenue was 5.7% compared to 4.5% in the prior year, and in the range we expected given the ramping of Avio, the mix shift to online and seasonality.

The $2.8 million increase of corporate, district and other operating expenses includes $4.4 million of additional share-based compensation expense, offset by a $1.3 million net reduction in liabilities for certain litigation matters.

Canada Segment Results	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$46,209	$50,658	$(4,449)	(8.8)%
Provision for losses	24,436	15,718	8,718	55.5%
Net revenue	21,773	34,940	(13,167)	(37.7)%
Advertising costs	3,717	2,899	818	28.2%
Non-advertising costs of providing services	17,567	16,392	1,175	7.2%
Total cost of providing services	21,284	19,291	1,993	10.3%
Gross margin	489	15,649	(15,160)	(96.9)%
Corporate, district and other	5,135	4,660	475	10.2%
Interest expense	1,234	60	1,174	#
Total operating expense	6,369	4,720	1,649	34.9%
Segment operating (loss) income	(5,880)	10,929	(16,809)	#
Interest expense	1,234	60	1,174	#
Depreciation and amortization	1,087	1,170	(83)	(7.1)%
EBITDA	(3,559)	12,159	(15,718)	#
Legal settlements	119	—	119
Other adjustments	50	(182)	232
Adjusted EBITDA	$(3,390)	$11,977	$(15,367)	#
# - Variance greater than 100% or not meaningful.

Canada Segment Results - For the three months ended September 30, 2018 and 2017
Canada revenue decreased $4.4 million, or 8.8%, to $46.2 million for the three months ended September 30, 2018 from $50.7 million in the prior year period. On a constant currency basis, revenue decreased $2.5 million, or 4.9%. Revenue growth in Canada was impacted by the accelerated product transition from Single-Pay and Unsecured Installment loans to Open-End loans and by regulatory rate changes in Alberta, Ontario and British Columbia.

Single-Pay revenue decreased $16.7 million, or 42.3%, to $22.8 million for the three months ended September 30, 2018 and Single-Pay ending receivables decreased $14.2 million, or 28.3%, to $36.1 million from $50.4 million in the prior year. The decrease in Single-Pay revenue and receivables was due to the product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes that lower pricing year-over-year.

Canadian non-Single-Pay revenue increased $12.3 million, or 110.5%, to $23.4 million compared to $11.1 million the same quarter a year ago on $108.5 million, or 221.6%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017 and significant expansion of the Open-End product in Ontario in the third quarter of 2018.

The provision for losses increased $8.7 million, or 55.5%, to $24.4 million for the three months ended September 30, 2018 compared to $15.7 million in the prior year period because of upfront provisioning on Open-End loan volumes and mix shift from Single-Pay loans and Unsecured Installment to Open-End loans. Total Open-End and Installment loans grew by $82.7 million sequentially during the quarter compared to $6.1 million in the third quarter of 2017. On a constant currency basis, provision for losses increased by $9.8 million, or 62.2%.

The cost of providing services in Canada increased $2.0 million, or 10.3%, to $21.3 million for the three months ended September 30, 2018, compared to $19.3 million in the prior year period. Advertising costs rose $0.8 million, or 28.2%, due to increased spend for online and stores to support the ramp up of our LendDirect brand. The increase in non-advertising cost of providing services was due primarily to loan servicing costs resulting from Canada’s significantly increased loan portfolio. On a constant currency basis, cost of providing services increased $2.9 million, or 15.0%.

Canada operating expenses increased to $6.4 million in the three months ended September 30, 2018 from $4.7 million in the prior year period primarily due to increased interest expense resulting from the Non-Recourse Canada SPV Facility entered into during August 2018.

Canada Segment Results	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$139,502	$135,819	$3,683	2.7%
Provision for losses	51,346	36,246	15,100	41.7%
Net revenue	88,156	99,573	(11,417)	(11.5)%
Advertising costs	9,147	6,944	2,203	31.7%
Non-advertising costs of providing services	50,718	46,718	4,000	8.6%
Total cost of providing services	59,865	53,662	6,203	11.6%
Gross margin	28,291	45,911	(17,620)	(38.4)%
Corporate, district and other	14,791	12,407	2,384	19.2%
Interest expense	1,298	142	1,156	#
Total operating expense	16,089	12,549	3,540	28.2%
Segment operating income	12,202	33,362	(21,160)	(63.4)%
Interest expense	1,298	142	1,156	#
Depreciation and amortization	3,306	3,389	(83)	(2.4)%
EBITDA	16,806	36,893	(20,087)	(54.4)%
Legal settlements	119	—	119
Other adjustments	223	(654)	877
Adjusted EBITDA	$17,148	$36,239	$(19,091)	(52.7)%
# - Variance greater than 100% or not meaningful.

Canada Segment Results - For the nine months ended September 30, 2018 and 2017
Canada revenue improved $3.7 million, or 2.7%, to $139.5 million for the nine months ended September 30, 2018 from $135.8 million in the prior year period. On a constant currency basis, revenue was up $1.7 million, or 1.2%. Revenue growth in Canada was impacted by the accelerated product transition from Single-Pay and Unsecured Installment loans to Open-End loans and by regulatory rate changes in Alberta, Ontario and British Columbia.

Single-Pay revenue decreased $18.2 million, or 16.8%, to $90.5 million for the nine months ended September 30, 2018 and Single-Pay ending receivables decrease of $14.2 million, or 28.3%, to $36.1 million from $50.4 million in the prior year. The decrease in Single-Pay revenue and receivables was due to product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes that lower pricing year-over-year.

Canadian non-Single-Pay revenue increased $21.9 million, or 80.7%, to $49.0 million compared to $27.1 million the same period a year ago on $108.5 million, or 221.6%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017 and significant expansion of the Open-End product in Ontario in the third quarter of 2018.

The provision for losses increased $15.1 million, or 41.7%, to $51.3 million for the nine months ended September 30, 2018 compared to $36.2 million in the prior year period because of loan volumes and mix shift from Single-Pay loans to Unsecured Installment and Open-End loans. On a constant currency basis, provision for losses increased $14.5 million, or 40.1%.

The cost of providing services in Canada increased $6.2 million, or 11.6%, to $59.9 million for the nine months ended September 30, 2018, compared to $53.7 million in the prior year period. The increase was due primarily to $4.0 million, or 8.6%, higher non-advertising costs of providing services compared to the prior year due to $1.6 million of loan servicing costs resulting from Canada's increased loan portfolio and $1.4 million of additional salary expense related to an increase in headcount. The remaining increase is primarily related to occupancy expenses from higher store counts as we have opened seven LendDirect stores since the third quarter of 2017. On a constant currency basis, cost of providing services increased $5.4 million, or 10.0%.

Operating expenses increased $3.5 million, or 28.2%, to $16.1 million in the nine months ended September 30, 2018, from $12.5 million in the prior year period. Corporate, district and other expenses increased by $2.4 million due to increased collections and customer support payroll expenses from seasonality, increased volumes, expansion of the LendDirect business and product shifts from Single-Pay and Unsecured Installment to Open-End loans. Additionally, interest expense increased by $1.2 million due to the Non-Recourse Canada SPV Facility entered into during August 2018. On a constant currency basis, operating expenses increased $3.3 million, or 26.6%.

U.K. Segment Results	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$13,522	$10,635	$2,887	27.1%
Provision for losses	6,831	4,117	2,714	65.9%
Net revenue	6,691	6,518	173	2.7%
Advertising costs	2,765	1,367	1,398	#
Non-advertising costs of providing services	536	1,737	(1,201)	(69.1)%
Total cost of providing services	3,301	3,104	197	6.3%
Gross margin	3,390	3,414	(24)	(0.7)%
Corporate, district and other	7,690	4,330	3,360	77.6%
Interest income	(7)	(12)	(5)	41.7%
Restructuring costs	—	7,393	(7,393)	#
Total operating expense	7,683	11,711	(4,028)	(34.4)%
Segment operating loss	(4,293)	(8,297)	4,004	48.3%
Interest income	(7)	(12)	(5)	41.7%
Depreciation and amortization	124	174	(50)	(28.7)%
EBITDA	(4,176)	(8,135)	3,959	48.7%
Legal settlements	3,952	—	3,952
Other adjustments	(6)	(10)	4
Restructuring costs	—	7,393	(7,393)
Adjusted EBITDA	$(230)	$(752)	$522	69.4%
# - Variance greater than 100% or not meaningful

U.K. Segment Results - For the three months ended September 30, 2018 and 2017
U.K. revenue improved $2.9 million, or 27.1%, to $13.5 million for the three months ended September 30, 2018 compared to $10.6 million in the prior year period. Provision for losses increased $2.7 million, or 65.9%, due to upfront provisioning on volume growth, high percentage of new customers in the origination mix, and the product mix from Single-Pay to Installment loans. Installment loans in the U.K. grew sequentially by $7.3 million in the third quarter compared to $1.0 million in the third quarter of 2017. Currency translation for the period did not have a significant impact on net revenue compared to prior year.

The cost of providing services in the U.K. increased $0.2 million, or 6.3%, for the three months ended September 30, 2018 compared to prior year period.

Corporate, district and other expenses increased $3.4 million, or 77.6%, to $7.7 million for the three months ended September 30, 2018 compared to the prior year period. This increase includes costs related to customer redress pursuant to a complaint resolution process for all lenders in the U.K. The cost in the third quarter of 2018 to administer the complaint resolution process and the direct customer redress paid or accrued totaled $4.0 million, an increase of $3.3 million compared to the prior year period.
As we have previously disclosed, our U.K. operating results have experienced an elevated level of legal settlement expenses related to customer redress pursuant to a complaint resolution process for all lenders in the U.K. During the quarter ended September 30, 2018, these costs totaled $4.0 million. After careful consideration, we do not believe that, given the scale of our U.K. operations, we can sustain claims at this level and may not be able to continue viable U.K. business operations without action by the U.K. business to reduce the risk of claims relating to historic lending. We have been in ongoing discussions with relevant regulators, including the Financial Conduct Authority (“FCA”) and the Financial Ombudsman Service with regard to our alternatives. While these discussions are ongoing, the FCA has provided a Final Requirement Notice of a limited-scope review of the options being considered, to be conducted by a Skilled Person under section 166 of the (U.K.) Financial Services and Markets Act 2000. We have formally engaged a Skilled Person and have begun the review. We are evaluating, and are discussing with the FCA, several potential courses of action including potential solutions to allow the firm to finally resolve liabilities associated with historic lending. The potential alternatives under consideration may require approval of the FCA, consent under certain of our debt facilities and court approval in the U.K. We have not determined to pursue any specific alternative at this time and are continuing to evaluate our options.

U.K. Segment Results	Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$36,251	$28,912	$7,339	25.4%
Provision for losses	16,618	9,619	6,999	72.8%
Net revenue	19,633	19,293	340	1.8%
Advertising costs	7,077	4,059	3,018	74.4%
Non-advertising costs of providing services	2,703	5,426	(2,723)	(50.2)%
Total cost of providing services	9,780	9,485	295	3.1%
Gross margin	9,853	9,808	45	0.5%
Corporate, district and other	18,390	13,091	5,299	40.5%
Interest income	(19)	(11)	8	(72.7)%
Restructuring costs	—	7,393	(7,393)	#
Total operating expense	18,371	20,473	(2,102)	(10.3)%
Segment operating loss	(8,518)	(10,665)	2,147	(20.1)%
Interest income	(19)	(11)	8	(72.7)%
Depreciation and amortization	378	531	(153)	(28.8)%
EBITDA	(8,159)	(10,145)	1,986	(19.6)%
Legal settlements	3,952	—	3,952
Other adjustments	(48)	(28)	(20)
Restructuring costs	—	7,393	(7,393)
Adjusted EBITDA	$(4,255)	$(2,780)	$(1,475)	53.1%
# - Variance greater than 100% or not meaningful

U.K. Segment Results - For the nine months ended September 30, 2018 and 2017
U.K. revenue improved $7.3 million, or 25.4%, to $36.3 million for the nine months ended September 30, 2018 compared to $28.9 million in the prior year period. On a constant currency basis, revenue was up $5.4 million, or 18.8%. Provision for losses increased $7.0 million, and, on a constant currency basis, increased $6.1 million, or 63.9%, due to volume growth.

The cost of providing services in the U.K. increased $0.3 million, or 3.1%, for the nine months ended September 30, 2018 compared to prior year period. On a constant currency basis, the cost of providing services decreased $0.3 million, or 2.8%.

Corporate, district and other expenses increased $5.3 million, or 40.5%, to $18.4 million for the nine months ended September 30, 2018 compared to the prior year period. This increase includes costs related to customer redress pursuant to a complaint resolution process for all lenders in the U.K. The cost in the nine months ended September 30, 2018 to administer the complaint resolution process and the direct customer redress paid or accrued totaled $6.9 million, an increase of $5.3 million compared to the prior year period. On a constant currency basis, corporate, district and other expenses increased $4.4 million, or 33.5%.

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

We believe that investors regularly rely on non-GAAP financial measures, such as Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA, to assess operating performance and that such measures may highlight trends in the business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe that Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, Adjusted Earnings per Share, EBITDA and/or Adjusted EBITDA when reporting their results.

In addition to reporting loans receivable information in accordance with GAAP, we provide Gross Combined Loans Receivable consisting of owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Consolidated Financial Statements. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Rather, these measures should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for, or superior to, U.S. GAAP results. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
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

We believe Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate our ability to incur and service debt and the capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented in this release may differ from the computation of similarly-titled measures provided by other companies.

Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands except per share data)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Net income	$(47,022)	$9,762	$(56,784)	#	$(7,755)	$42,743	$(50,498)	#
Adjustments:
Loss on extinguishment of debt and related costs (1)	72,165	—			83,848	12,458
Restructuring costs (2)	—	7,393			—	7,393
Legal settlements (3)	2,774	361			2,774	2,311
Transaction-related costs (4)	—	123			—	2,523
Share-based cash and non-cash compensation (5)	2,089	454			6,112	1,760
Intangible asset amortization	728	634			2,059	1,807
Impact of tax law changes (6)	(600)	—			1,200	—
Cumulative tax effect of adjustments	(19,185)	(4,518)			(23,586)	(11,623)
Adjusted Net Income	$10,949	$14,209	$(3,260)	(22.9)%	$64,652	$59,372	$5,280	8.9%

Net income	$(47,022)	$9,762			$(7,755)	$42,743
Diluted Weighted Average Shares Outstanding (7)	48,352	38,914			48,061	38,959
Diluted Earnings per Share (7)	$(0.97)	$0.25	$(1.22)	#	$(0.16)	$1.10	$(1.26)	#
Per Share impact of adjustments to Net Income (7)	1.20	0.11			1.51	0.43
Adjusted Diluted Earnings per Share (7)	$0.23	$0.36	$(0.13)	(36.1)%	$1.35	$1.53	$(0.18)	(11.8)%

Reconciliation of Net income to EBITDA and Adjusted EBITDA, non-GAAP measures

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Net income	$(47,022)	$9,762	$(56,784)	#	$(7,755)	$42,743	$(50,498)	#
Provision for income taxes	(16,775)	9,920	(26,695)	#	9	29,988	(29,979)	(100.0)%
Interest expense	23,396	18,844	4,552	24.2%	66,210	60,694	5,516	9.1%
Depreciation and amortization	4,747	4,790	(43)	(0.9)%	14,006	14,120	(114)	(0.8)%
EBITDA	(35,654)	43,316	$(78,970)	#	72,470	147,545	$(75,075)	(50.9)%
Loss on extinguishment of debt (1)	69,200	—			80,883	12,458
Restructuring costs (2)	—	7,393			—	7,393
Legal Settlements (3)	2,774	361			2,774	2,311
Transaction related costs (4)	—	123			—	2,523
Share-based cash and non-cash compensation (5)	2,089	454			6,112	1,760
Other adjustments (8)	(55)	(218)			(49)	(733)
Adjusted EBITDA	38,354	51,429	(13,075)	(25.4)%	162,190	173,257	(11,067)	(6.4)%
Adjusted EBITDA Margin	13.6%	20.2%			20.4%	24.9%
# - Variance greater than 100% or not meaningful

(1)
For the nine months ended September 30, 2018, the $80.9 million of loss on extinguishment of debt is comprised of (a) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CURO Financial Technologies Corp.'s ("CFTC") 12.00% Senior Secured Notes due 2022 and (b) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes. The $69.2 million of third quarter loss on extinguishment is comprised of a $54.0 million make whole premium and $15.2 million of deferred financing costs, net of premium/discounts. An additional $3.0 million is included in related costs for the three and nine months ended September 30, 2018 for duplicative interest paid through September 30, 2018 prior to repayment of the remaining 12.00% Senior Secured Notes and the Non-Recourse U.S. SPV Facility.

For the nine months ended September 30, 2017, the $12.5 million loss from the extinguishment of debt was due to the redemption of CURO Intermediate Holding Corp.'s ("CURO Intermediate") 10.75% Senior Secured Notes due 2018 and the 12.00% Senior Cash Pay Notes due 2017.

(2)	Restructuring costs of $7.4 million for the three and nine months ended September 30, 2017 were due to the closure of the remaining 13 U.K. stores.
(3)
Legal settlements for the three and nine months ended September 30, 2018 includes (a) $4.0 million of customer redress costs in the U.K., (b) a $1.8 million reduction of the liability related to our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans and (c) settlement of certain matters in California and Canada. Legal settlements for the three and nine months ended September 30, 2017 includes $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al. For more information, see Note 18 - "Contingent Liabilities" of the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the SEC on March 13, 2018.

(4)
Transaction-related costs include professional fees paid in connection with potential transactions and the original issuance of $470.0 million of Senior Secured Notes due 2022 in the first quarter of 2017.

(5)
We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(6)
As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), which became law on December 22, 2017, we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax. Additionally, the 2017 Tax Act provided for a new GILTI tax starting in 2018 and we estimated and provided tax expense of $0.6 million in the first quarter of 2018. This expense was reversed in the third quarter of 2018 based on changes in the geographic mix of income.

(7)	The share and per share information have been adjusted to give effect to the 36-to-1 split of the Company's common stock that occurred during the fourth quarter of 2017.
(8)
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

Constant Currency Analysis

In the three months ended September 30, 2018 and 2017, approximately 21.1% and 24.0%, respectively, of our revenues were originated in currencies other than the U.S. Dollar. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar and the British Pound Sterling.

Three Months Ended September 30, 2018 and 2017

	Average Exchange Rates
	Three Months Ended September 30,		Change
	2018	2017	$	%
Canadian Dollar	$0.7652	$0.7978	($0.0326)	(4.1)%
British Pound Sterling	$1.3028	$1.3089	($0.0061)	(0.5)%

Nine Months Ended September 30, 2018 and 2017

	Average Exchange Rates
	Nine Months Ended September 30,		Change
	2018	2017	$	%
Canadian Dollar	$0.7771	$0.7656	$0.0115	1.5%
British Pound Sterling	$1.3518	$1.2754	$0.0764	6.0%

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

The revenues and gross margin below during the three months ended September 30, 2018 were calculated using the actual average exchange rate during the three months ended September 30, 2017.

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenues – constant currency basis:
Canada	$48,176	$50,658	$(2,482)	(4.9)%
United Kingdom	13,590	10,635	2,955	27.8%
Gross margin - constant currency basis:
Canada	495	15,649	(15,154)	(96.8)%
United Kingdom	3,412	3,414	(2)	(0.1)%
The revenues and gross margin below during the nine months ended September 30, 2018 were calculated using the actual average exchange rate during the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenues – constant currency basis:
Canada	$137,494	$135,819	$1,675	1.2%
United Kingdom	34,337	28,912	5,425	18.8%
Gross margin - constant currency basis:
Canada	27,676	45,911	(18,235)	(39.7)%
United Kingdom	9,350	9,808	(458)	(4.7)%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, funds from third party lenders under our CSO programs, our Non-Recourse U.S. SPV Facility and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued our 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") to (i) to redeem the outstanding 12.00% Senior Secured Notes due 2022 of the Company’s wholly owned subsidiary, CURO Financial Technologies Corp., (ii) to repay the outstanding indebtedness under the CURO Receivables Finance I, LLC, our wholly-owned subsidiary, five-year revolving credit facility consisting of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith. As of

September 30, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures and meet our debt obligations. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our long-term debt consisted of the following as of September 30, 2018 and December 31, 2017 (net of deferred financing costs):

	September 30,	December 31,
(dollars in thousands)	2018	2017
8.25% Senior Secured Notes (due 2025)	$677,245	$—
12.00% Senior Secured Notes (due 2022)	—	585,823
Non-Recourse U.S. SPV Facility	76,614	120,402
Non-Recourse Canada SPV Facility	85,342	—
Senior Revolver	29,000	—
Cash Money Revolving Credit Facility	—	—
Long-term debt	$868,201	$706,225
Available Credit Facilities and Other Resources

8.25% Senior Secured Notes

As noted above, we issued our 8.25% Senior Secured Notes in August 2018. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year. In connection with the 8.25% Senior Secured Notes, we capitalized financing costs of approximately $12.9 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Long-Term Debt, and is being amortized over the term of the 8.25% Senior Secured Notes and included as a component of interest expense.

The extinguishment of the 12.00% Senior Secured Notes due 2022 resulted in a pretax loss of $69.2 million during the three months ended September 30, 2018.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $12.5 million during the nine months ended September 30, 2017. In connection with these 2017 debt issuances we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Long-Term Debt, and is being amortized over the term of the 12.00% Senior Secured Notes and included as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from our IPO as required by the underlying indentures (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”) at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon to the date of Redemption. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remain outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

The remainder of the 12.00% Senior Secured Notes were extinguished effective September 7, 2018 as a result of the issuance of the 8.25% Senior Secured Notes as described above.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides an $80.0 million term loan and $70.0 million of revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). The loans bear interest at an annual rate of up to 12.00% plus the greater of (x) 1.0% per annum and (y) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In connection with this facility, we capitalized financing costs of approximately $5.3 million, the balance of which is included in the Condensed Consolidating Balance Sheets as a component of Long-term debt and is being amortized over the term of the Non-Recourse U.S. SPV Facility. During the three months ended September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million.

On October 11, 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the quarter ending December 31, 2018.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. As of September 30, 2018, the carrying amount of outstanding borrowings from the Non-Recourse Canada SPV Facility was $85.3 million.

Senior Revolver

In September 2017, we closed a $25.0 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the Senior Secured Notes based upon consolidated tangible assets. The Senior Revolver is now syndicated with participation by a second bank. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 8.25% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $29.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5.00% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be reduced to $0 for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries of CURO that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The Senior Revolver was fully drawn as of September 30, 2018.

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
The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that include, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest (per annum) at the prime rate of a Canadian chartered bank plus 1.95%. The Cash Money Revolving Credit Facility was undrawn at September 30, 2018 and December 31, 2017.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(72,601)	$29,412
Net cash used in investing activities	(21,442)	(16,252)
Net cash provided by (used in) financing activities	90,449	(115,555)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $72.6 million. Contributing to current year net cash used in operating activities were net loss of $7.8 million and expenses, primarily non-cash, of $412.7 million. Major components of non-cash expenses include depreciation and amortization, provision for loan losses, loss on debt extinguishment and share-based compensation expense. Contributions from net loss and non-cash expenses were offset by changes in our operating assets and liabilities of $477.5 million. Our loans receivable change represented $444.4 million of the total change in operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $17.0 million. Contributing to net cash provided by operating activities were net income of $42.7 million, and non-cash expenses, such as depreciation and amortization and the provision for loan losses for a total of $244.4 million, partially offset by changes in our operating assets and liabilities of $270.2 million. The most significant change within operating assets and liabilities was a $295.1 million increase in loans receivable, net of provision for losses.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $21.4 million. We used cash to purchase approximately $8.2 million of property and equipment, including software licenses, and to purchase $1.0 million of Cognical Holdings preferred shares. Additionally, the increase in restricted cash of $12.3 million was primarily attributable to our Non-Recourse U.S. SPV Facility and our Non-Recourse Canada SPV Facility entered into during the three months ended September 30, 2018.

Net cash used in investing activities for the nine months ended September 30, 2017 was $16.3 million. Restricted cash increased by approximately $3.4 million primarily attributable to our Non-Recourse U.S. SPV Facility. Additionally, we purchased approximately $7.9 million of property and equipment, including software licenses, and $5.0 million of Cognical Holdings preferred shares.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $90.4 million. During the quarter, we extinguished $527.5 million of our 12.00% Senior Secured Notes from the issuance of our 8.25% Senior Secured Bonds of $690.0 million. As part of the extinguishment, we paid a $63.4 million call premium. We also entered into a Non-Recourse Canada SPV facility during the quarter, which provided $89.9 million of proceeds and was offset by net payments on our U.S. SPV Facility of $44.6 million. Net proceeds from the issuance of common stock and proceeds from the exercise of stock options were $12.0 million as of September 30, 2018.

Net cash used in financing activities for the nine months ended September 30, 2017 was $103.1 million. During this period, CFTC extinguished its 10.75% Senior Secured Notes for $426.0 million (which included $8.9 million of call premium) and extinguished our Senior Cash Pay Notes for $130.1 million. These payments were partially financed by proceeds of $447.6 million (net of $14.0 million of debt issuance costs and $8.5 million of discount on notes issued) from the issuance of our 12.00% Senior Secured

Notes due 2022. We had net borrowings of $24.9 million from our U.S. SPV Facility and our ABL Facility. We also paid a dividend of $36.5 million to our stockholders.
Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2017, as described in our Annual Report on Form 10-K, other than the financing transactions entered into and noted in Liquidity and Capital Resources - Borrowings.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2017, as described in our Annual Report on Form 10-K, other than the following:

Recent developments regarding the CFPB Rule

The CFPB adopted a new rule applicable to payday, vehicle title, and certain high-cost installment loans in November 2017 (the "CFPB Rule"), with most provisions currently scheduled to become effective in August 2019.  On April 9, 2018, the Community Financial Services Association of America ("CFSA") and the Consumer Service Alliance of Texas ("CSAT") filed a lawsuit against the CFPB in the U.S. District Court for the Western District of Texas, Austin Division, seeking to invalidate the CFPB Rule. The lawsuit alleges that the CFPB Rule violates the Administrative Procedure Act because it exceeds the CFPB's statutory authority and is arbitrary, capricious and unsupported by substantial evidence. The lawsuit also argues that the CFPB’s structure is unconstitutional under the Constitution’s separation of powers because the agency’s powers are concentrated in a single, unchecked Director who is improperly insulated from both presidential supervision and congressional appropriation, and hence unaccountable to the American people. On May 31, 2018, CFSA, together with CSAT and CFPB filed a joint motion to effectively stay the litigation between the parties and stay the compliance date of the CFPB Rule. On June 12, 2018, the judge granted the motion to stay the litigation but denied the motion to stay the compliance date of the CFPB Rule. On June 22, 2018, CFSA and CSAT filed a motion for reconsideration to stay the compliance date of the CFPB Rule. In early August 2018, the court denied the motion for reconsideration to stay the compliance date of the CFPB Rule. On September 14, 2018, CFSA and CSAT filed a motion for preliminary injunction, asking the court to enjoin enforcement of the CFPB Rule, and on September 17, 2018, the CFPB filed a motion seeking an extension of time to respond to the motion for a preliminary injunction. On October 4, 2018, the court held a status conference and asked both parties to speak on why the court’s intervention is necessary.
On October 26, 2018, the CFPB announced that it expects to issue a Notice of Proposed Rulemaking in January 2019 that will reconsider the CFPB Rule and address the CFPB Rule's compliance date. In this recent announcement, the CFPB stated that it expects to make final decisions regarding the scope of the proposal closer to the issuance of the proposed rulemaking, and that it currently plans to propose revisiting only the ability-to-repay provisions and not the payments provisions of the CFPB Rule.

At present, we cannot predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified.

California legislative and judicial activity

During the 2018 session, three bills were introduced in the California Assembly which would have directly impacted the products currently offered by us. Assembly Bill 2500 as introduced would have imposed a 36% APR cap on all consumer loans between $2,500 and $5,000 and a 24% APR cap on all consumer loans between $5,000 and $10,000. Assembly Bill 2953 would have imposed a 36% APR cap on all auto title loans. Assembly Bill 3010 as introduced would have limited borrowers to one outstanding payday loan at a time across all lenders using a common database to enforce the one loan restriction.
Assembly Bill 2500 did not pass out of the Assembly by the May 31, 2018 deadline. Assembly Bills 2953 and 3010 advanced to the Senate but did not pass out of the Senate Banking and Insurance Committee by the June 30, 2018 deadline. As a result, activity for all three bills has concluded for this legislative session.
In the case of De La Torre v. CashCall, Inc., in 2017, the Ninth Circuit Court certified the following question to the California Supreme Court: “Can a 96% interest rate on consumer loans of $2500 or more governed by California Finance Code § 22303, render the loans unconscionable under California Finance Code § 22302?” In August of 2018, the California Supreme Court answered the certified question in the affirmative (i.e., the interest rate on a consumer loan of $2,500 or more can render the loans unconscionable under Cal. Fin. Code § 22303). However, the court did not find the loans to be unconscionable. The court stressed that in order to find that an interest rate is unconscionable, courts must conduct an individual analysis of whether "under the circumstances of the case, taking into account the bargaining process and prevailing market conditions" a "particular rate was 'overly harsh,' 'unduly oppressive,' or 'so one-sided as to shock the conscience.'" This analysis is "highly dependent on context" and "flexible," according to the court. The court warned that lower courts should be wary of and must avoid remedies that amount to an "across-the-board imposition of a cap on interest rates."

In September 2018, a putative class action lawsuit was filed against the Company in the Southern District of California alleging that certain loans made by the Company in excess of $2,500 are unconscionable and therefore a violation of California law.  The Company filed its answer and motion to compel arbitration on October 30, 2018.

Ohio legislative activity

House Bill 123 was first introduced in March of 2017. As initially introduced, the bill would significantly limit the permissible fees and charges on short term loans and eliminate the CSO arrangement. In late July 2018, the Ohio legislature passed House Bill 123 and the Governor signed the bill into law on July 30, 2018. The bill is effective in 90 days and, certain sections apply to loans made 180 calendar days after the effective date. As a result, loan product changes will occur on or near April 27, 2019.
Ohio revenue for the trailing 12 months ended June 30, 2018, was $20.1 million. After loss provisions and direct costs, state-level contribution from Ohio was immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2017 Annual Report on Form 10-K. There have been no material changes to the amounts presented therein except for the following:

Foreign Currency Exchange Rate Risk

As foreign currency exchange rates change, translation of the financial results of the U.K. and Canadian operations into U.S. Dollars will be impacted. Our operations in Canada and the U.K. represent a significant portion of our total operations, and as a result, a material change in foreign currency exchange rates in either country could have a significant impact on our consolidated financial position, results of operations or cash flows. From time-to-time, we may elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in the U.K. and/or Canada against foreign currency fluctuations. We typically hedge anticipated cash flows between our foreign subsidiaries and domestic subsidiaries.

During the nine months ended September 30, 2018, we entered into a series of cash flow hedges in which the hedging instruments were forwards to purchase GBP 10.4 million. These contracts will complete during the three months ended December 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive

Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2018.

Internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The CFPB adopted a new rule applicable to payday, vehicle title, and certain high-cost installment loans in November 2017 (the "CFPB Rule"), with most provisions currently scheduled to become effective in August 2019. On April 9, 2018, the Community Financial Services Association of America ("CFSA") and the Consumer Service Alliance of Texas ("CSAT") filed a lawsuit against the CFPB in the U.S. District Court for the Western District of Texas, Austin Division, seeking to invalidate the CFPB Rule. The lawsuit alleges that the CFPB Rule violates the Administrative Procedure Act because it exceeds the CFPB's statutory authority and is arbitrary, capricious and unsupported by substantial evidence. The lawsuit also argues that the CFPB’s structure is unconstitutional under the Constitution’s separation of powers because the agency’s powers are concentrated in a single, unchecked Director who is improperly insulated from both presidential supervision and congressional appropriation, and hence unaccountable to the American people. On May 31, 2018, CFSA, together with CSAT and CFPB filed a joint motion to effectively stay the litigation between the parties and stay the compliance date of the CFPB Rule. On June 12, 2018, the judge granted the motion to stay the litigation but denied the motion to stay the compliance date of the CFPB Rule. On June 22, 2018, CFSA and CSAT filed a motion for reconsideration to stay the compliance date of the CFPB Rule. In early August 2018, the court denied the motion for reconsideration to stay the compliance date of the CFPB Rule. On September 14, 2018, CFSA and CSAT filed a motion for preliminary injunction, asking the court to enjoin enforcement of the CFPB Rule, and on September 17, 2018, the CFPB filed a motion seeking an extension of time to respond to the motion for a preliminary injunction. On October 4, 2018, the court held a status conference and asked both parties to speak on why the court’s intervention is necessary.

On October 26, 2018 the CFPB announced that it expects to issue a Notice of Proposed Rulemaking in January 2019 that will reconsider the CFPB Rule and address the CFPB Rule's compliance date. In this recent announcement, the CFPB stated that it expects to make final decisions regarding the scope of the proposal closer to the issuance of the proposed rulemaking, and that it currently plans to propose revisiting only the ability-to-repay provisions and not the payments provisions of the CFPB Rule.

At present, we cannot predict whether and when the CFPB Rule will go into effect and, if so, whether and how it might be modified.

We have experienced elevated levels of legal settlement expenses related to customer redress complaints in the U.K.

Our U.K. operating results have experienced an elevated level of legal settlement expenses related to customer redress pursuant to a complaint resolution process for all lenders in the U.K. During the quarter ended September 30, 2018, these costs totaled $4.0 million. After careful consideration, we do not believe that, given the scale of our U.K. operations, we can sustain claims at this level and may not be able to continue viable U.K. business operations without action by the U.K. business to reduce the risk of claims relating to historic lending. We have been in ongoing discussions with relevant regulators, including the Financial Conduct Authority (“FCA”) and the Financial Ombudsman Service with regard to our alternatives. While these discussions are ongoing, the FCA has provided a Final Requirement Notice of a limited-scope review of the options being considered, to be conducted by a Skilled Person under section 166 of the (U.K.) Financial Services and Markets Act 2000. We have formally engaged a Skilled Person and have begun the review. We are evaluating, and are discussing with the FCA, several potential courses of action including potential solutions to allow the firm to finally resolve liabilities associated with historic lending. The potential alternatives under consideration may require approval of the FCA, consent under certain of our debt facilities and court approval in the U.K. We have not determined to pursue any specific alternative at this time and are continuing to evaluate our options.

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
4.1
Indenture, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K  filed on August 27, 2018).

10.1*
Credit Agreement, dated as of August  2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd., as Lender, Waterfall Asset Management, LLC, as Administrative Agent, and the other Lenders party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2018).

10.2*
Guaranty, dated as of August 2, 2018 among CURO Group Holdings Corp., LendDirect Corp., Cash Money Cheque Cashing Inc., CURO Canada Receivables Limited Partnership, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd. and Waterfall Asset Management, LLC. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 8, 2018).

10.3*
Sale and Servicing Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., Cash Money Cheque Cashing Inc. and LendDirect Corp. (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 8. 2018).

10.4
General Security Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., and Waterfall Asset Management, LLC. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 8. 2018).

10.5
Pledge Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 27. 2018).

10.6
Security Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 27. 2018).

10.7
Intercreditor Agreement, dated as of August 27, 2018, by and among TMI Trust Company, as collateral agent under the Indenture, and the agent for the lenders under the Senior Secured Revolving Loan Facility (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 27. 2018).

10.8
Second Amendment to Revolving Loan Agreement, dated as of August 27, 2018, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party thereto, the lenders party thereto and Bay Coast Bank, as administrative agent (previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 27. 2018).

31.1
Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2
Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1
Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended ***

32.2
Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended ***

101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on November 1, 2018, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the quarter ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements**

*
The Company has been granted confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Those portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

**	Filed herewith.
***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2018            CURO Group Holdings Corp.

By:	/s/ ROGER DEAN
Roger Dean
Executive Vice-President and Chief Financial Officer