Form 10-K
period 2018-12-31
CURO Group Holdings Corp.
filed 2019-03-18
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (316) 722-3801
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 16,957,589 shares of the registrant’s common stock, par value $0.001 per share, held by non-affiliates on June 29, 2018 was approximately $423,091,846.
At February 1, 2019 there were 46,415,887 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
The information required by Part III of Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2018

PART I
ITEM 1. BUSINESS
Company Overview and History

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and, through February 25, 2019, the United Kingdom ("U.K."), and are a market leader in our industry based on revenues. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as the “Curo Platform,” seamlessly integrates customer acquisition loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and over 15 years of loan performance data to efficiently and effectively score our customers’ loan applications. From January 1, 2010 to December 31, 2018, we extended over $17.1 billion in total credit across approximately 43.8 million total loans.

CURO was founded in 1997 to meet the growing needs of underbanked consumers looking for access to credit. With more than 20 years of experience, we seek to offer a variety of convenient, easily-accessible financial and loan services across all of our markets.

CURO Financial Technologies Corp., previously known as Speedy Cash Holdings Corp. ("CFTC"), was incorporated in Delaware in July 2008. CURO Group Holdings Corp., previously known as Speedy Group Holdings Corp., was incorporated in Delaware in 2013 as the parent company of CFTC. The terms “CURO," "we,” “our,” “us” and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., our wholly-owned subsidiary, and it's directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

We operate in the U.S. under two principal brands, “Speedy Cash” and “Rapid Cash,” as well as under the “Avio Credit” brand, which is currently available in 11 states. We operate in Canada under two principal brands, “Cash Money” and “LendDirect,” which offers Installment loans online and at certain stores.

In 2013, we acquired Wage Day Advance Limited, a U.K. entity and later changed the name to CURO Transatlantic Limited, although we continued to operate online in the U.K. as Wage Day Advance. On February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the Company’s U.K. subsidiaries, Curo Transatlantic Limited ("CTL") and SRC Transatlantic Limited (collectively with CTL, “the U.K. Subsidiaries”), insolvency practitioners from KPMG were appointed as administrators (“Administrators”) in respect of both of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations beginning with our Form 10-Q for the quarter ended March 31, 2019.

As of December 31, 2018, our store network consisted of 413 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states, five Canadian provinces and the U.K.

We offer a broad range of consumer finance products, including Unsecured Installment loans, Secured Installment loans, Open-End loans and Single-Pay loans. We have tailored our products to fit our customers’ particular needs as they access and build credit. We believe that our product suite allows us to serve a broader group of potential borrowers than most of our competitors. The flexibility of our products, particularly our Installment and Open-End products, allow us to continue serving customers as their credit needs evolve and mature. Our broad product suite creates a diversified revenue stream and our omni-channel platform seamlessly delivers our products across all contact points–we refer to it as “Call, Click or Come In.” We believe these complementary channels drive brand awareness, increase approval rates, lower customer acquisition costs and improve customer satisfaction levels and customer retention.

We serve the large and growing market of individuals who have limited access to traditional sources of consumer credit and financial services. We define our addressable market as underbanked consumers in the U.S., Canada and, through February 25, 2019, the U.K. According to a study by the Center for Financial Services Innovation ("CFSI") conducted in 2017, there are as many as 121 million Americans who are underserved by financial services companies. According to studies by ACORN Canada and PricewaterhouseCoopers LLP, an estimated 15% of Canadian residents (approximately five million individuals) classified as underbanked. With an adressable market of 126 million individuals, we believe that our scalable omni-channel platform and diverse product offerings are better positioned than our competitors to gain market share.

In April 2018, we announced that we expect to begin offering U.S. consumers a new line of credit product through a relationship with MetaBank® ("Meta"), a wholly-owned subsidiary of Meta Financial Group, Inc. CURO and Meta are currently developing the pilot launch. We do not expect the Meta relationship to contribute to financial results until 2020.

Initial Public Offering

On December 7, 2017, our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." We completed our initial public offering ("IPO") of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds to us of $81.1 million. On January 5, 2018, the underwriters exercised their option to purchase additional shares at the IPO price, less the underwriting discount, which provided additional proceeds to us of $13.1 million.

On December 6, 2017 we effected a 36-for-1 split of our common stock and on December 11, 2017 we increased the authorized number of shares of our common stock to 250,000,000, consisting of 225,000,000 shares of common stock, with a par value of $0.001 per share and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. All share and per share data in this Annual Report on Form 10-K ("Annual Report") have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

On March 7, 2018, we used a portion of the IPO net proceeds to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022 and to pay related fees, expenses, premiums and accrued interest.

Transition From Emerging Growth Company Status

At the time of our IPO, we qualified as an “emerging growth company”("EGC") under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). This permitted us to take advantage of reduced disclosure requirements and other benefits not available to other non-EGC companies. On August 27, 2018, we completed the issuance of our 8.25% Senior Secured Notes due 2025. This issuance, along with prior issuances of Senior Secured Notes during 2017, caused us to exceed $1.0 billion in nonconvertible debt securities issued in the previous three‑year period. As a result, we no longer qualified for EGC status and thus were no longer entitled to the reporting and other advantages offered under that status.

As a result of transitioning out of EGC status, we could no longer take advantage of reduced reporting and disclosure obligations and we were required to engage an independent registered public accounting audit firm to report on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act for the fiscal year ended December 31, 2018. In addition, we adopted certain recently-issued accounting pronouncements as of their effective date, for which we were previously allowed to delay adoption. The impacts on our accounting policy adoption practices are further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the Notes to Consolidated Financial Statements in this Annual Report (the "Notes to Consolidated Financial Statements").

Industry Overview

We operate in a segment of the financial services industry that provides lending products to underbanked consumers in need of convenient and flexible access to credit and other financial products. In the U.S. alone, according to a study by the CFSI, these underserved consumers in our target market spent an estimated $173.2 billion on fees and interest in 2016 related to credit products similar to those we offer.

We believe our target consumers have a need for tailored financing products to cover essential expenses. According to a study in 2017 by the U.S. Federal Reserve, 44% of American adults could not cover an emergency expense costing $400 or would cover it by selling an asset or borrowing money. Additionally, a study published in 2015 by JP Morgan Chase & Co., which analyzed the transaction information of 2.5 million of its account holders in the U.S., found that 41% of those sampled experienced month-to-month income fluctuations of more than 30%.

We compete against a wide variety of consumer finance providers including online and branch-based consumer lenders, credit card companies, pawn shops, rent-to-own and other financial institutions that offer similar financial services. A study by CFSI published in November 2016 estimated that spending on credit products offered by our industry in the U.S. exhibited a compound annual growth rate of 10% from 2010 to 2015. This growth has been accompanied by shrinking access to credit for our customer base as evidenced by an estimated $142 billion reduction in the availability of non-prime consumer credit in the U.S. between the 2008/2009 credit crisis to 2015 (based on analysis of master pool trust data of securitizations for major credit card issuers).

In addition to the broad trends impacting the consumer finance landscape, we believe we are well positioned to grow our market share as a result of several changes we have observed related to consumer preferences within alternative financial services. As described below, we believe that a combination of evolving consumer preferences, increasing use of mobile devices and overall adoption rates for technology are driving significant change in our industry.

•
Shifting preference towards installment loans—Given our experience in offering Installment and Open-End loan products since 2008, we believe that Single-Pay loans are becoming less popular or less suitable for a growing portion of our customers. Our customers generally have shown a preference for Installment and Open-End loan products, which typically have longer terms, lower periodic payments and a lower relative cost than Single-Pay products. Offering more flexible terms and lower payments also significantly expands our addressable market by broadening our products’ appeal to a larger proportion of consumers in the market. For example, in the U.S. our Installment and Open-End loans increased from 58.8% of total Company-Owned loans at the beginning of 2015 to 86.2% at December 31, 2018. Additionally, in Canada our aggregate Installment and Open-End loan products grew from $50.0 million in the third quarter of 2017 to $173.5 million in the fourth quarter of 2018.

•
Increasing adoption of online channels—Our experience is that customers prefer service across multiple channels or touch points. Approximately 63% of respondents in a study by CFI Group published in 2016 said they conducted more than half of their banking activities electronically and they reported an overall level of satisfaction that met or exceeded the average. For the year ended December 31, 2018 our consolidated total revenue generated through our online channels totaled $493.1 million and represented 45% of our total revenues for the year, compared to $367.2 million and 38%, respectively, for the year ended December 31, 2017.

•
Increasing adoption of mobile apps and devices—With the proliferation of pay-as-you-go and other smartphone plans, many of our underbanked customers have moved directly to mobile devices for loan origination and servicing. According to a 2016 study by the Pew Research Center covering the U.S. and Canada, smartphone penetration was 72% and 67%, respectively. Additionally, 43% of respondents in a study by CFI Group said they conduct financial transactions using a mobile banking app. In 2012, less than 44% of our U.S. customers reached us via a mobile device, whereas in the fourth quarter of 2018, that percentage had grown to over 80%.

Our Strengths

We believe the following competitive strengths differentiate us and serve as barriers to others seeking to enter our market.

•
Unique omni-channel platform / site-to-store capability—We believe we have the only fully-integrated store, online, mobile and contact center platform to support omni-channel customer engagement. We offer a seamless “Call, Click or Come In” capability for customers to apply for loans, receive loan proceeds, make loan payments and otherwise manage their accounts, whether in store, online or over the phone. Customers can utilize any of our three channels at any time and in any combination to obtain a loan, make a loan payment or manage their account. In addition, we have our “Site-to-Store” capability, for which customers that do not qualify for a loan online are directed to a store to complete a loan transaction with one of our associates. Our "Site-to-Store" program resulted in approximately 241,000 loans in the year ended December 31, 2018. These aspects of our platform enable us to source a larger number of customers, serve a broader range of customers and continue serving these customers for longer periods of time.

•
Industry leading product and geographic diversification—In addition to channel diversification, we have increased our diversification by product and geography allowing us to serve a broader range of customers with a flexible product offering. As part of this effort, we have also developed and launched new brands and will continue to develop new brands with differentiated marketing messages. These initiatives have helped diversify our revenue streams by enabling us to appeal to a wider array of borrowers.

•
Leading analytics and information technology drives strong credit risk management—We have developed a bespoke, proprietary IT platform (the "Curo Platform"), which is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Our IT platform is underpinned by over 15 years of continually updated customer data comprising over 83 million loan records (as of December 31, 2018) used to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score” which drives our underwriting decision. Globally, as of December 31, 2018, we had approximately 190 employees who write code and manage our networks and infrastructure for our IT platform. This fully-integrated IT platform enables us to make real-time, data-driven changes to our customer acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance.

•
Multi-faceted marketing strategy drives low customer acquisition costs—Our marketing strategy includes a combination of strategic direct mail, television advertisements and online and mobile-based digital campaigns, as well as strategic partnerships and other commonly used modes of marketing. Our global Marketing, Risk and Credit Analytics team, consisting of approximately 82 professionals as of December 31, 2018, uses our integrated CURO Platform to cross reference marketing spend, new customer account data and granular credit metrics to optimize our marketing budget across these channels in real time and to produce higher quality new loans. In addition to these diversified marketing programs, our stores play a critical role in creating brand awareness and driving new customer acquisition. From January 2015 through December 2018, we acquired nearly 2.7 million new customers in North America.

•
Focus on customer experience—We focus on customer service and experience and have designed our stores, website and mobile application interfaces to appeal to our customers’ needs. We continue to augment our web and mobile app interfaces to enhance our “Call, Click or Come In” strategy, with a focus on adding functionality across all our channels. Our stores are branded with distinct and recognizable signage, are conveniently located and typically are open seven days a week. Furthermore, we employ highly experienced store managers, which we believe is a critical component to driving customer retention, lowering acquisition costs and maximizing store-level margins. For example as of December 31, 2018 in the U.S. the average tenure for our store managers was over eight years, for district managers it was approximately 12 years, and for regional directors it was approximately 14 years.

•
Strong compliance culture with centralized collections operations—We seek to consistently engage in proactive and constructive dialogue with regulators in each of our jurisdictions and have made significant investments in best-practice automated tools for monitoring, training and compliance management. As of December 31, 2018, our compliance group consisted of 28 individuals based in all of the countries in which we operate, and our compliance management systems are integrated into our proprietary IT platform. In addition to conducting semi-annual compliance audits, our in-house centralized collections strategy, supported by our proprietary back-end customer database and analytics team, drives an effective, compliant and highly-scalable model.

•
Demonstrated access to capital markets and diversified funding sources—We have raised nearly $2.1 billion of debt financing across eight separate offerings and various credit facilities since 2008, with our most recent offering completed in August 2018. This aggregate amount includes $690.0 million of 8.25% Senior Secured Notes due 2025 and a C$175.0 million nonrecourse revolving facility due 2022 to support growth of multi‑pay products in Canada, both of which we closed in August 2018. We also have U.S. and Canadian bank revolving credit facilities to supplement intra‑period liquidity. Additionally, we raised over $90.0 million in our IPO. We believe this is an important significant differentiator if competitors have trouble accessing capital to fund their business models if credit markets tighten. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•
Experienced and innovative management team—Our management team is among the most experienced in the industry with over a century of collective experience and an average tenure of nearly eight years. We also have deep bench strength across key functional areas including accounting, compliance, IT and legal.

•
History of growth and profitability—Throughout our operating history we have maintained strong profitability and growth. Between 2010 and 2018 we grew revenue, Adjusted EBITDA and Adjusted Net Income at a compound annual growth rate of 23.4%, 20.6% and 18.9%, respectively. For more information on non-GAAP measures, see “Supplemental Non-GAAP Financial Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below. At the same time, we have significantly expanded our product offerings to better serve our growing and expanding customer base.

Growth Strategy

Leverage our capabilities to continue growing Installment and Open-End products—Installment and Open-End products accounted for 74% of our consolidated revenue for the year ended December 31, 2018, up from 19% in 2010. We believe that the revenue growth for these products reflects our customers' preferences for these products. We anticipate that these products will continue to account for a greater share of our revenue and provide us a competitive advantage versus other consumer lenders with narrower product focus. We believe that our ability to continue to be successful in developing and managing new products is based upon our capabilities in three key areas:

•
Underwriting: Installment and Open-End products generally have lower yields than Single-Pay products, which necessitates stringent credit criteria supported by sophisticated credit analytics. Our industry leading analytics platform combines data from over 83 million records worldwide (as of December 31, 2018) associated with loan information from third-party reporting agencies.

•
Collections and Customer Service: Installment and Open-End products have longer terms than Single-Pay loans, in some cases up to a total of 60 months. These longer terms drive the need for a more comprehensive collection and a credit-default servicing strategy that emphasizes curing a default and putting the customer back on a track to repaying the loan. We utilize a centralized collection model that eliminates the need for our store management personnel from ever having to contact customers to resolve a delinquency. We have also invested in building new contact centers in the countries in which we operate, each of which utilizes sophisticated dialer technologies to help us contact our customers in a scalable, efficient manner.

•
Funding: The shift to larger balance Installment loans with extended terms and Open-End loans with revolving terms requires more substantial and more diversified funding sources. Given our deep and successful track record in accessing diverse sources of capital, we believe that we are well-positioned to support future new product transitions.

Serve additional types of borrowers—In addition to growing our existing suite of Installment and Open-End lending products, we are focused on expanding the total number of customers that we are able to serve through product, geographic and channel expansion. These efforts include expansion of our online channel, as well as continued targeted additions to our store footprint. We continue to introduce additional products to address our customers’ preference for longer term products that allow for greater flexibility in managing their monthly payments.

In the second quarter of 2017, we launched Avio Credit, a U.S. online product targeting individuals in the 600-675 FICO band. This product is structured as an Unsecured Installment loan with varying principal amounts and loan terms up to 48 months. As of April 2017, 10% of U.S. consumers had FICO scores between 600 and 649. A further 13.2% of U.S. consumers had FICO scores between 650 and 699, a portion of whom would fall into the credit profile targeted by our Avio Credit product.

We are expanding Installment and Open-End loan products under our LendDirect brand in Canada to include additional provinces and increase customer acquisition efforts in existing markets. To supplement the online channel, we opened three LendDirect stores in Canada during the fourth quarter of 2017 and seven during the year ended December 31, 2018. We have also accelerated our offering of Open-End products under our Canadian CashMoney brand. Seven million Canadians have a FICO score below 700 according to FactorTrust. We estimate that the consumer credit opportunity for this customer segment exceeds C$165 billion. We also believe these customers represent a highly-fragmented market with low penetration by our industry which represents a growth opportunity for us.

In April 2018, we announced a relationship with Meta to offer consumers in the U.S. a flexible and innovative line of credit product. CURO and Meta are currently developing the pilot launch. We do not expect the Meta relationship to contribute to our financial results until 2020.

Continue to bolster our core business through enhancement of our proprietary risk scoring models— We continuously refine and update our credit models to drive additional improvements in our performance metrics. By regularly updating our credit underwriting algorithms we can continue to enhance the value of each of our customer relationships through improved credit performance. By combining these underwriting improvements with data-driven marketing spend, we believe our optimization efforts will produce margin expansion and earnings growth.

Expand credit for our borrowers—Through extensive testing and our proprietary underwriting, we have successfully increased credit limits for customers, enabling us to offer “the right loan to the right customer.” The favorable take rates and credit performance have improved overall loan-vintage and portfolio performance. For the year ended December 31, 2018, our average loan amount for Unsecured and Secured Installment loans grew to $633 and $1,405, respectively, from $628 and $1,303, respectively, for the year ended December 31, 2017.

Continue to improve the customer journey and experience—We have projects in our development pipeline to enhance our “Call, Click or Come In” customer experience and execution, ranging from the redesign of our web and app interfaces to enhanced service features to payments optimization.

Enhance our network of strategic partnerships—Our strategic partnership network generates customer applicants that we can close using our diverse array of marketing channels. By further leveraging these existing networks and expanding the reach of our partnership platform to include new relationships, we can increase the number of overall leads we receive.

Customers

Our customers require essential financial services and place a value on timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies. According to a May 2017 study by FactorTrust, underbanked customers in the U.S. have the following characteristics:

•	average age of 39 for applicants and 41 for borrowers;

•	applicants are 47% male and 53% female;

•	41% are homeowners;

•	45% have a bachelor’s degree or higher; and

•	the top five employment segments are Retail, Food Service, Government, Banking/Finance and Business Services.

In the U.S., our customers generally earn between $25,000 and $75,000 annually. In Canada, our customers generally earn between C$25,000 and C$60,000 annually. Our customers utilize the services provided by our industry for a variety of reasons, including that they often:

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

Products and Services

We provide Unsecured Installment loans, Secured Installment loans, Open-End loans, Single-Pay loans and a number of ancillary financial products, including check cashing, proprietary reloadable prepaid debit cards (Opt+), credit protection insurance in the Canadian market, gold buying, retail installment sales and money transfer services. We have designed our products and customer experience to be consumer-friendly, accessible and easy to understand. Our platform and product suite enable us to provide a number of key benefits that appeal to our customers:

•	transparent approval process;

•	flexible loan structure, providing greater ability to manage monthly payments;

•	simple, clearly communicated pricing structure; and

•	full customer account management online and via mobile devices.

Our centralized underwriting platform and its proprietary algorithms are used for every aspect of underwriting and scoring of our loan products. The customer application, approval, origination and funding processes differ by state, country and by channel. Our customers typically have an active phone number, open checking account, recurring income and a valid government-issued form of identification. For in-store loans, the customer presents required documentation, including a recent pay stub or support for underlying bank account activity for in-person verification. For online loans, application data is verified with third-party data vendors, our proprietary algorithms and/or tech-enabled account verification. Our proprietary, highly scalable, scoring system employs a champion/challenger process whereby models compete to produce the most successful customer outcomes and profitable cohorts. Our algorithms use data relevancy and machine learning techniques to identify approximately 60 variables from a universe of approximately 11,600 that are the most predictive in terms of credit outcomes. The algorithms are continuously reviewed and refreshed and are focused on a number of factors related to disposable income, expense trends and cash flows, among other factors, for a given loan applicant. The predictability of our scoring models is driven by the combination of application data, purchased third-party data and our robust internal database of over 83 million records (as of December 31, 2018) associated with loan information. These variables are then analyzed using a series of algorithms to create a score that allows us to optimize lending decisions in a scalable manner.

Geography and Channel Mix

For the years ended December 31, 2018, 2017 and 2016, approximately 78.0%, 76.6% and 73.2%, respectively, of our consolidated revenues were generated from services provided within the U.S. and approximately 17.5%, 19.3% and 22.7%, respectively, of our consolidated revenues were generated from services provided within Canada. For each of the years ended December 31, 2018 and 2017, approximately 62.4% and 60.4%, respectively, of our long-lived assets were located within the U.S., and approximately 37.6% and 37.8%, respectively, of our long-lived assets were located within Canada. Additionally, for the years ended December 31, 2018, 2017 and 2016, approximately 4.5%, 4.1% and 4.1% of our consolidated revenues were generated from services provided within the U.K., which was placed into administration effective February 25, 2019. As a result of the U.K. administration, the U.K.-domiciled long-lived assets as of December 31, 2018 were fully impaired. For the year ended December 31, 2017, approximately 1.8% of our long-lived assets were located within the U.K. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report for additional information on our geographic segments.

Stores: As of December 31, 2018, we had 413 stores across 14 U.S. states and seven provinces in Canada, which included the following:

•
213 U.S. locations: Texas (90 stores), California (36), Nevada (18), Arizona (13), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2) and Mississippi (2);

•	200 Canadian locations: Ontario (131), Alberta (27), British Columbia (26), Saskatchewan (6), Nova Scotia (5), Manitoba (4) and New Brunswick (1).

Online: We lend online in 27 states in the U.S., five provinces in Canada and, through February 25, 2019, in England, Wales, Scotland and Northern Ireland in the U.K.

Overview of Loan Products

The following charts depict the revenue contribution, including credit services organization ("CSO") fees, of the products and services that we currently offer:
For the years ended December 31, 2018, 2017 and 2016, revenue generated through our online channel represented 45%, 38% and 33%, respectively, of consolidated revenue.

Below is an outline of the primary products we offered as of December 31, 2018:

	Unsecured Installment	Secured Installment	Open-End	Single-Pay
Channel	Online and in-store: 15 U.S. states, Canada and the U.K. (1)	Online and in-store: 7 U.S. states	Online: KS, TN, ID, UT, RI, VA, DE and Canada. In-Store: KS, TN and Canada.	Online and in-store: 12 U.S. states, Canada and the U.K. (1)
Approximate Average Loan Size (2)	$633	$1,405	$814	$316
Duration	Up to 60 months	Up to 42 months	Revolving/Open-Ended	Up to 62 days
Pricing	15.7% average monthly interest rate (3)	11.6% average monthly interest rate (3)	Daily interest rates ranging from 0.13% to 0.99%	Fees ranging from $13 to $25 per $100 borrowed
(1) Online only in the U.K. through February 25, 2019
(2) Includes CSO loans
(3) Weighted average of the contractual interest rates for the portfolio as of December 31, 2018. Excludes CSO fees

Unsecured Installment Loans

Unsecured Installment loans are fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. Loans are originated and owned by us or third-party lenders pursuant to CSO and credit access business statutes, which we collectively refer to as our CSO programs. For CSO programs, we arrange and guarantee the loans. Payments are due bi-weekly or monthly to best match the customer's pay cycle. Customers may prepay without penalty or fees. Unsecured Installment loan terms are governed by enabling state legislation in the U.S., federal regulations in Canada and national regulation in the U.K. Unsecured Installment loans comprised 51.3%, 49.8% and 39.9% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively. We believe that the flexible terms and lower payments associated with Installment loans significantly expand our addressable market by allowing us to serve a broader range of customers with a variety of credit needs.

Secured Installment Loans

Secured Installment loans are similar to Unsecured Installment loans except that they are secured by a vehicle title. These loans are originated and owned by us or by third-party lenders through our CSO programs. For these loans the customer provides a clear title or security interest in his or her vehicle as collateral. The customer receives the benefit of immediate cash and retains possession of the vehicle while the loan is outstanding. The loan requires periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan. Payments are due bi-weekly or monthly to match the customer's pay cycle. Customers may prepay without penalty or fees. Secured Installment loan terms are governed by enabling state legislation in the U.S. Secured Installment loans comprised 10.1%, 10.5%, and 9.8% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

Open-End Loans

Open-End loans are a line of credit without a specified maturity date. Customers may draw against their line of credit, repay with minimum, partial or full payment and redraw as needed. We report and earn interest on the outstanding loan balances drawn by the customer against their approved credit limit. Customers may prepay without penalty or fees. Typically, customers do not initially draw the full amount of their credit limit. Loan terms are governed by enabling state legislation in the U.S. and federal regulations in Canada. Open-End loans comprised 13.0%, 7.6% and 8.1% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

Single-Pay Loans

Single-Pay loans are generally unsecured short-term, small-denomination loans whereby a customer receives cash in exchange for a post-dated personal check or a pre-authorized debit from the customer’s bank account. We agree to defer deposit of the check or debiting of the customer’s bank account until the loan's due date, which typically falls on the customer’s next pay date. Single-Pay loans are governed by enabling state legislation in the U.S., provincial legislation in Canada and national regulation in the U.K. Single-Pay loans comprised 21.0%, 27.9% and 37.8% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively. Single-Pay loans originated in the U.S. comprised 9.8%, 11.2% and 14.2% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

Ancillary Products

We also provide a number of ancillary financial products including check cashing, proprietary reloadable prepaid debit cards (Opt+), credit protection insurance in the Canadian market, gold buying, retail installment sales and money transfer services. We had over 76,000 active Opt+ cards as of December 31, 2018, which includes any card with a positive balance or transaction in the past 90 days. Opt+ customers have loaded over $2.0 billion to their cards since we started offering this product in 2011. Ancillary products comprised 4.6%, 4.2% and 4.4% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

CSO Programs

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. As a CSO we earn revenue by charging the customer a fee (the "CSO fee") for arranging an unrelated third-party to make a loan to that customer. In Texas, we offer Unsecured Installment loans and Secured Installment loans with a maximum term of 180 days.

In Ohio, we currently operate as a registered CSO and provide CSO services to borrowers who apply for and obtain Unsecured Installment loans from a third-party lender. However, Ohio House Bill 123 was introduced in March 2017 to effectively eliminate the viability of the CSO model. In late July 2018, the Ohio legislature passed House Bill 123 and the Governor signed the bill into law. The principal sections of the new law are scheduled to become effective on or about April 27, 2019. As a result, we will no longer operate as a registered CSO in Ohio after April 27, 2019. Our revenue attributable to Ohio was $19.3 million in 2018, or 1.8% of our consolidated revenue, on an Unsecured Installment loan receivable balance of $5.2 million as of December 31, 2018 (average Unsecured Installment loan receivable balance of $6.5 million for the year ended December 31, 2018). After loss provisions and direct costs, our EBITDA contribution from Ohio was immaterial. The Ohio Department of Commerce granted us a short-term lender's license on February 15, 2019. Under this license, we will offer an Installment loan product for a term of 120 days. Ohio customers may originate and manage their loans online via the internet or mobile application.

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

Under our CSO programs, we agree to provide certain services to a customer in exchange for a CSO fee payable to us by the customer. One of the services is to guarantee the customer’s obligation to repay the loan the customer receives from the third-party lender. CSO fees are calculated based on the amount of the customer’s outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go in to default.

The maximum amount payable under all such CSO guarantees provided by us was $66.9 million at December 31, 2018, compared to $65.2 million at December 31, 2017. This liability is not included in our Consolidated Balance Sheets. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or all of the entire amount from the applicable customer(s). We hold no collateral in respect of the guarantees.

We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans.

Our liability for incurred losses on CSO loans guaranteed by the Company was $12.0 million and $17.8 million at December 31, 2018 and 2017, respectively.

CSO fees are calculated based on the amount of the customer’s outstanding loan in compliance with each state's applicable statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and the costs of those services to the customer. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days and 18 months in Texas and Ohio, respectively. During the years ended December 31, 2018 and 2017, 57.3% and 53.6%, respectively, of Unsecured Installment loans, and 54.5% and 53.6%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

The majority of revenue generated through our CSO programs was for Unsecured Installment loans, which comprised 97.6%, 96.4% and 91.6% of our total CSO revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Total revenue generated through our CSO programs comprised 25.9%, 26.6%, and 26.1% of our consolidated revenue during the years ended December 31, 2018, 2017 and 2016, respectively.

Sales and Marketing

We are focused in part on attracting new customers as demonstrated by the 2.2 million new customers we acquired between January 2015 and December 2018 in the U.S. For the years ended December 31, 2018, 2017 and 2016, U.S. advertising as a percentage of U.S. revenue was 5.7%, 4.9% and 5.0%, respectively.

United States

In the U.S., our marketing efforts focus on a variety of targeted, direct response strategies. We use various forms of media to build brand awareness and drive customer traffic in stores, online and to our contact centers. These strategies include direct response spot television in each operating market, radio campaigns, point-of-purchase materials, a multi-listing and directory program for print and online yellow pages, local store marketing activities, prescreen direct mail campaigns, robust online marketing strategies and “send a friend” and word-of-mouth referrals from satisfied customers. We also utilize our unique capability to drive customers originated online to our store locations–a program we call “Site-to-Store.”

Canada

We believe Cash Money has built strong brand awareness as a leading provider of alternative financial solutions in Canada. Cash Money’s marketing efforts have historically included high frequency television buys, print media and targeted publications, as well as local advertising in the communities we serve.

United Kingdom

Wage Day has historically built a strong brand name as a leading online provider of short-term consumer loans to individuals in the U.K. Through February 25, 2019, Wage Day’s marketing efforts included direct marketing to its existing customer base through a variety of channels, including email and text messaging, and new customer acquisition through leads purchased through its affiliates. Over the past several years we had redesigned and reformulated our U.K. loan products, including the introduction of new Installment products in 2016 and 2017, and enhanced our customer acquisition, underwriting and collection capabilities.

Information Systems

The Curo Platform is our proprietary IT platform, which is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. The Curo Platform is scalable and has been successfully implemented in the U.S., Canada and the U.K. The Curo Platform is designed to enable us to support and monitor compliance with regulatory and other legal requirements applicable to the financial products we offer. Our platform captures transactional history by store and by customer, which allows us to track loan originations, payments, defaults and payoffs, as well as historical collection activities on past-due accounts. In addition, our stores perform automated daily cash reconciliation at each store and every bank account in the system. This fully-integrated IT platform enables us to make real-time, data-driven changes to our acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance. Each of our stores has secure, real-time access to corporate servers and the most up-to-date information to maintain consistent underwriting standards. All loan applications are scanned and electronic copies are centrally stored for convenient access and retrieval. Our IT platform contains over 15 years of continually updated customer data comprising over 83 million loan records (as of December 31, 2018) to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score,” which drives our underwriting decision. Globally, as of December 31, 2018, we have over 190 employees who write code and manage our networks and infrastructure for our IT platform.

Collections

To enable store-level employees to focus on customer service and to improve effectiveness and compliance management, we operate centralized collection facilities in the U.S., Canada and, through February 25, 2019, the U.K. Our collections personnel are trained to optimize regulatory-compliant loan repayment while treating our customers fairly. Our collections personnel contact customers after a missed payment, primarily via phone calls, letters and emails, and attempt to help the customer understand available payment arrangements or alternatives to satisfy the deficiency. We use a variety of collection strategies, including payment plans, settlements and adjustments to due dates. Collections teams are trained to apply different strategies and tools for the various stages of delinquency and also vary methodologies by product type.

Our collections centers in Wichita, Kansas and Toronto, Ontario employed a total of 181 collection professionals as of December 31, 2018. Our collection centers in Nottingham, U.K. employed a total of 60 collection professionals as of December 31, 2018.

We assign all our delinquent loan accounts in the U.S. to an affiliated third-party collection agency typically after 91 days without a scheduled payment. Under our policy, the precise number of days past-due to trigger a collection-agency referral varies by state and product and requires, among other things, that proper notice be delivered to the customer. Once a loan meets the criteria set forth in the policy, it is automatically referred for collection. We make changes to our policy periodically in response to various factors, including regulatory developments and market conditions. Our policy is overseen and directed by our Chief Operating Officer, Senior Vice President in charge of collections and our Chief Executive Officer. As delinquent accounts are paid, the Curo Platform updates these accounts in real time. This ensures that collection activity will cease the moment a customer’s account is brought current or paid in full and considered in “good standing.” See Note 19, “Related Party Transactions" of the Notes to Consolidated Financial Statements for a description of our relationship with our third-party collection agency.

Competition

We believe that the primary factors upon which we compete are:

•	range of services;

•	flexibility of product offering;

•	convenience;

•	reliability;

•	fees; and

•	speed.

Our underbanked customers tend to value service that is quick and convenient, lenders that can provide the most appropriate structure, and loan terms and payments that are affordable. We face competition in all of our markets from other alternative financial services providers, banks, savings and loan institutions, short-term consumer lenders and other financial services entities. Generally, the landscape is characterized by a small number of large, national participants with a significant presence in markets across the country and a significant number of smaller localized operators. Our competitors in the alternative financial services industry include monoline operators (both public and private) specializing in short-term cash advances, multiline providers offering cash advance services in addition to check cashing and other services and subprime specialty finance and consumer finance companies, as well as businesses conducting operations online and by phone.

Employees

As of December 31, 2018, we had approximately 4,300 employees worldwide, approximately 3,000 of whom work in our stores. We have a state-of-the-art financial technology office in Chicago which allows us to attract and retain talented IT development and data science professionals. None of our employees are unionized or covered by a collective bargaining agreement and we consider our employee relations to be good.

We believe that customer service is critical to our continued success and growth. As such, we have staffed each of our stores with a full-time Store Manager, Branch Manager or Manager, who runs the day-to-day operations of the store. The Manager is typically supported by two to three Senior Assistant Managers and/or Assistant Managers and three to eight full-time Customer Advocates. A new store will typically start with a Manager, a Senior Assistant Manager, two Assistant Managers and two Customer Advocates. Customer Advocates conduct the point-of-sale activities and greet and interact with customers from a secured area behind expansive windows. We believe staff continuity is critical to our business. We believe that our pay rates are equal to or better than all of our major competitors and we constantly evaluate our benefit plans to maintain their competitiveness.

Regulatory Environment and Compliance

The alternative financial services industry is regulated at the federal, state and local levels in the U.S.; at the federal and provincial levels in Canada; and at the national government level in the U.K. In general, these regulations are designed to protect consumers and the public, while providing standard guidelines for business operations. Laws and regulations typically impose restrictions and requirements, such as governing interest rates and fees, maximum loan amounts, the number of simultaneous or consecutive loans, required waiting periods between loans, loan extensions and refinancings, payment schedules (including maximum and minimum loan durations), required repayment plans for borrowers claiming inability to repay loans, disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions, database reporting and loan utilization information. We are also subject to federal, state, provincial and local laws and regulations relating to our other financial products, including laws and regulations governing recording and reporting certain financial transactions, identifying and reporting suspicious activities and safeguarding the privacy of customers’ non-public personal information. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Risk Factors” in this Annual Report.

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified or reinterpreted. We regularly work with authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that are equitable to businesses and consumers alike.

Regulatory authorities at various levels of government and voters have enacted, and are likely to continue to propose, new rules and regulations impacting our industry. Due to the evolving nature of laws and regulations, further rulemaking could result in new or expanded regulations, particularly at the state level, that may adversely impact our current product offerings or alter the economic performance of our existing products and services. For example, laws were recently enacted in Ohio by legislation and in Colorado by voter initiative that impaired our lending businesses in those states. Additionally, a rule adopted by the Consumer Financial Protection Bureau (“CFPB”) in 2017 (the “2017 Final CFPB Rule”) will likely increase costs and lessen the effectiveness of our loan servicing and collections. If a recent CFPB proposal to rescind part of the 2017 Final CFPB Rule does not go into effect, the 2017 Final CFPB Rule could have a more significant negative impact on our business. In addition, the CFPB is expected to propose a rule that will impact debt collector communications with consumers and provide additional guidance on how to engage in such communications. Although the rule is not expected to apply directly to our activities, such a rule might impact third-party debt collection on our behalf through such proposals, and the CFPB might use its supervisory authority to impose similar restrictions on us. We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations and financial condition.

U.S. Regulations

U.S. Federal Regulations

The U.S. federal government and its agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations.

Dodd-Frank: In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Title X of this legislation created the CFPB, which became operational in July 2011. Title X provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains so-called “UDAAP” provisions declaring unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and giving the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining, within constraints, unlawful acts and practices. Additionally, the Federal Trade Commission Act prohibits “unfair” and “deceptive” acts and practices in connection with a trade or business and gives the Federal Trade Commission enforcement authority to prevent and redress violations of this prohibition.

CFPB Rules: Pursuant to its authority to adopt UDAAP rules, the CFPB published the 2017 Final CFPB Rule in the Federal Register on November 17, 2017. The provisions of the 2017 Final CFPB Rule directly applicable to us were scheduled to become effective in August 2019. However, the effectiveness of these provisions has been stayed, at least for now, by a federal district court hearing and an industry challenge to the 2017 Final CFPB Rule. While the lawsuit has also been stayed, the plaintiffs challenging the 2017 Final CFPB Rule are seeking a preliminary injunction against the 2017 Final CFPB Rule on the basis that the 2017 Final CFPB Rule is arbitrary and capricious and also on the basis that rulemaking by a single CFPB director who is not subject to discharge without cause is unconstitutional.

In February 2019, the CFPB issued two notices of proposed rulemaking proposing (i) to delay the August 19, 2019 compliance date for the so-called "Mandatory Underwriting Provisions" of the 2017 Final CFPB Rule to November 19, 2020 and (ii) to rescind such Mandatory Underwriting Provisions (the “2019 Proposed Rule”). The Mandatory Underwriting Provisions which the 2019 Proposed Rule would rescind: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including our payday and vehicle title loans with a term of 45 days or less, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making this ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

In light of the industry challenge to the 2017 Final CFPB Rule, the CFPB's proposals to delay the effective date of the Mandatory Underwriting Provisions and ultimately rescind them, and the possibility of legal challenges to the 2019 Proposed Rule if it is adopted, we cannot predict whether or when the 2017 Final CFPB Rule will go into effect and, if so, whether and how it might be further modified; nor can we quantify the potential effect on our results of operations and financial condition.

In its issued form, the 2017 Final CFPB Rule sets forth the Mandatory Underwriting Provisions that establish ability-to-repay, ("ATR") requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s deposit or other asset account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The 2017 Final CFPB Rule excluded from coverage, among other loans: (i) purchase-money credit secured by the vehicle or other goods financed (but not unsecured purchase-money credit or credit that finances services as opposed to goods); (ii) real property or dwelling-secured credit if the lien is recorded or perfected; (iii) credit cards; (iv) student loans; (v) non-recourse pawn loans; and (vi) overdraft services and overdraft lines of credit. These exclusions would not apply to our current loans.

Under the provisions of the 2017 Final CFPB Rule applicable to covered short-term loans and covered longer-term balloon payment loans, a lender would need to choose between:

•
A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer's written statement. As part of the ATR determination, the 2017 Final CFPB Rule permits lenders and consumers to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access and permits lenders in certain circumstances to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30-day cooling off period applies after a sequence of three covered short-term or longer-term balloon payment loans.

•
A “principal-payoff option,” under which the lender may make up to three sequential loans, ("Section 1041.6 Loans") without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30-day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one-third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two-thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

These provisions from the 2017 Final CFPB Rule are included in the 2019 Proposed Rule's identification of “Mandatory Underwriting Provisions.” In proposing the 2019 Proposed Rule, the CFPB expressed the view that the Mandatory Underwriting Provisions “would have the effect of restricting access to credit and reducing competition for these products” and “would have the effect of reducing credit access and competition in the States which have determined it is in their citizens’ interest to be able to use such products, subject to State-law limitations.” The CFPB therefore reached a preliminarily conclusion that “neither the evidence cited nor legal reasons provided in the 2017 Final CFPB Rule support its determination that the identified practice is unfair and abusive, thereby eliminating the basis for the 2017 Final CFPB Rule’s Mandatory Underwriting Provisions to address that conduct.” In the 2019 Proposed Rule, the CFPB concluded that it is appropriate to propose rescinding the Mandatory Underwriting Provisions of the 2017 Final CFPB Rule.

Covered longer-term loans that are not balloon loans are not subject to the Mandatory Underwriting Provisions of the 2017 Final CFPB Rule. However, such loans are subject to the 2017 Final CFPB Rule's “penalty fee prevention” provisions ("Payment Provisions"), which apply to all covered loans. Under these provisions:

•
If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are returned for insufficient funds, the lender cannot make any further attempts to collect from such account unless the borrower has provided a new and specific authorization for additional payment transfers. The 2017 Final CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the 2017 Final CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

•
A lender generally must give the consumer at least three business days advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel that the immediately preceding payment attempt. A lender must also provide the borrower with a "consumer rights notice" in a prescribed form after two consecutive failed payment attempts.

The Payment Provisions are outside the scope of the 2019 Proposed Rule although the CFPB indicated it has received a formal request to revisit the treatment of debt cards under the Payment Provisions and it intends to examine the Payment Provisions further. If the CFPB determines that further action is warranted, it may commence a separate rulemaking initiative.

The 2017 Final CFPB Rule also requires the CFPB’s registration of consumer reporting agencies as “registered information systems” to whom lenders must furnish information about covered short-term and longer-term balloon loans and from whom lenders must obtain consumer reports for use in extending such credit. If there is no registered information system or if no registered information system has been registered for at least 180 days, lenders will be unable to make Section 1041.6 Loans. The 2019 Proposed Rule also proposes to rescind the registered information system reporting requirements and related recordkeeping requirements.
For a discussion of the potential impact of the 2017 Final CFPB Rule and 2019 Proposed Rule on us, see “Risk Factors--Risks Relating to the Regulation of Our Industry--The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations." The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations” in "Risk Factors" of this Annual Report.

CFPB Enforcement. In addition to Dodd-Frank's grant of rule-making authority, which resulted in the CFPB Rule, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations promulgated thereunder, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

CFPB Supervision and Examination. Additionally, the CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures, and began field examinations of industry participants in 2012. The CFPB commenced its first supervisory examination of us in October 2014. The scope of the CFPB’s examination included a review of our Compliance Management System, our Short-Term Small Dollar lending procedures and our compliance with federal consumer financial protection laws. The 2014 examination did not materially affect our financial condition or results of operations, and we received the final CFPB Examination Report in September 2015.

The CFPB commenced its second examination of us in February 2017 and completed the related field work in June 2017. The scope of the 2017 examination included a review of our Compliance Management System, our substantive compliance with applicable federal laws and other matters requiring attention. The 2017 examination did not materially affect our financial condition or results of operations, and we received the final CFPB Examination Report in February 2018.

Reimbursement Offer. Possible Changes in Payment Practices. During 2017, it was determined that a limited universe of our borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (i) claims from potentially affected borrowers stating that they were in fact confused by our practices and (ii) bank statements from such borrowers showing that fees for which reimbursement was sought were incurred at a time that such borrowers might reasonably have been confused about our practices. As of September 30, 2018, net of payments made, we no longer have a liability for this matter.

Additionally, in June 2018 we discontinued the use of secondary payment cards for affected borrowers referenced above who did not explicitly reauthorize the use of secondary payment cards. For those borrowers, in the event we cannot obtain payment through the bank account or payment card listed on the borrower’s application, we will need to rely exclusively on other collection methods such as delinquency notices and/or collection calls. Our discontinuance of using secondary cards for affected borrowers will increase collections costs and reduce the effectiveness of our collection efforts.

While we do not expect that matters arising from our past CFPB examinations will have a material impact on us, we have made in recent years and are continuing to make, at least in part to meet the CFPB's expectations, certain enhancements to our compliance procedures and consumer disclosures. For example, we are in the process of evaluating our payment practices. Even if the Payment Provisions do not become effective, we may make changes to these practices in a manner that will increase our costs and/or reduce our consolidated revenues.

Anti-Arbitration Rule. Under its authority to regulate pre-dispute arbitration provisions pursuant to Section 1028 of Dodd-Frank, in July 2017 the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in agreements for certain consumer financial products and services, including those applicable to us. Subsequently, Congress overturned the rule and the President signed a joint resolution on November 1, 2017 to repeal the Anti-Arbitration Rule. As a result, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization.

MLA. The Military Lending Act (the "MLA"), enacted in 2006 and implemented by the Department of Defense (the "DoD"), imposes a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their dependents. As initially adopted, the MLA and related DoD rules applied to our loans with terms up to 90 days but not our longer-term loans. However, effective in October 2016, the DoD expanded its MLA regulations to encompass some of our longer-term Installment and Open-End Loans that were not previously covered. As a result, we ceased offering short-term consumer loans to these applicants in 2007 and all loans to these applicants in 2016.

Enumerated Consumer Financial Services Laws, TCPA and CAN-SPAM. Federal law imposes additional requirements on us with respect to our consumer lending. These requirements include disclosure requirements under the Truth in Lending Act ("TILA"), and Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers prior to consummation of both closed-end and open-end loans and, additionally for open-end credit products, periodic statements and change in terms notices. For closed-end loans, the annual percentage rate, the finance charge, the amount financed, the total of payments, the number and amount of payments and payment due dates, late fees and security interests must all be disclosed. For open end credit, the borrower must be provided with key information that includes annual percentage rates and balance computation methods, various fees and charges, and security interests.

Under the Equal Credit Opportunity Act ("ECOA"), and Regulation B, we may not discriminate on various prohibited bases, including race, gender, national origin, marital status and the receipt of government benefits, or retirement or part-time income, and we must also deliver notices specifying the basis for credit denials, as well as certain other notices.

The Fair Credit Reporting Act ("FCRA") regulates the use of consumer reports and reporting of information to credit reporting agencies. FCRA limits the permissible uses of credit reports and requires us to provide notices to customers when we take adverse action or increase interest rates based on information obtained from third parties, including credit bureaus.

We are also subject to additional federal requirements with respect to electronic signatures and disclosures under the Electronic Signatures In Global And National Commerce Act ("ESIGN") and requirements with respect to electronic payments under the Electronic Funds Transfer Act ("EFTA)" and Regulation E. EFTA and Regulation E requirements also have an important impact on our prepaid debit card services business. The EFTA and Regulation E protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers, including electronic fund transfers authorized in advance to recur at substantially equal intervals.

Additionally, we are subject to the Telephone Consumer Protection Act (the "TCPA"), the CAN-SPAM Act and the regulations of the Federal Communications Commission, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has given rise to a spate of litigation nationwide.

We apply the rules under the Fair Debt Collection Practices Act ("FDCPA") as a guide to conducting our collections activities for delinquent loan accounts, and we are subject to applicable state collections laws as well.

Bank Secrecy Act and Anti-Money Laundering Laws. Under regulations of the U.S. Department of the Treasury (the "Treasury Department") adopted under the Bank Secrecy Act of 1970 ("BSA"), we must report currency transactions in an amount greater than $10,000 by filing a Currency Transaction Report ("CTR"), and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. Multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by, or on behalf of, the same person and result in either cash in or cash out totaling more than $10,000 during any one business day. We will file a CTR for any transaction which appears to be structured to avoid the required filing and the individual transaction or the aggregate of multiple transactions would otherwise meet the threshold and require the filing of a CTR.

The BSA also requires us to register as a money services business with the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN"). This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with FinCEN and must re-register with FinCEN by December 31 every other year. We must also maintain a list of names and addresses of, and other information about, our stores and must make that list available to FinCEN and any requesting law enforcement or supervisory agency. That store list must be updated at least annually.

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmittal business without the appropriate state licenses, which we maintain. In addition, the USA PATRIOT Act of 2001 and its corresponding federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program. In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe four classes of reportable suspicious transactions: one or more related transactions that the money services business knows, suspects or has reason to suspect (i) involve funds derived from illegal activity or are intended to hide or disguise such funds, (ii) are designed to evade the requirements of the BSA (iii) appear to serve no business or lawful purpose or (iv) involve the use of the money service business to facilitate criminal activity.

The Office of Foreign Assets Control ("OFAC") publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted or sanctioned countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals.” Their assets are blocked and we are generally prohibited from dealing with them.

Privacy Laws. The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third-parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter, unless posted on our website.

In 2018, the California Privacy Act (“CPA”) was passed into law, to be effective January 1, 2020. CPA would broaden consumer rights with respect to their personal information, imposing obligations to disclose the categories and specific pieces of personal information a business collects and providing consumers the right to opt out of the sale of personal information and the right to request that a business delete any personal information about the consumer under certain circumstances. CPA contains serious penalties for violations in both enforcement proceedings and private actions. CPA contains a number of ambiguities and has been amended once and could be amended again prior to its effective date. Other states may adopt laws similar to the CPA. Additionally, it is possible that the federal government will adopt a law that could supplement or fully or partially preempt the CPA.

U.S. State and Local Regulations

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

The California Financing Law caps interest rates on loans under $2,500 but imposes no interest rate limit on loans of $2,500 or more. The California Department of Business Oversight (the “DBO”) has asserted that the interest rate cap applies to loans in an original principal amount of $2,500 or more that are partially prepaid shortly after origination to reduce the principal balance below $2,500. While we disagree with this interpretation of the law, we nevertheless entered into a consent order with the DBO addressing the matter to eliminate the cost, distraction and risks of potential litigation. The consent order does not contain any admission of wrongdoing and will not have a material effect on our results of operations or financial condition.

In the case of De La Torre v. CashCall, Inc., in 2017, the Ninth Circuit U.S. Court of Appeals certified the following question to the California Supreme Court: “Can a 96% interest rate on consumer loans of $2500 or more governed by California Finance Code § 22303, render the loans unconscionable under California Finance Code § 22302?” In August of 2018, the California Supreme Court answered the certified question in the affirmative (i.e., it found that the interest rate on a consumer loan of $2,500 or more can render the loans unconscionable under Cal. Fin. Code § 22303). However, the court did not address whether the loans in question were in fact unconscionable. The court stressed that in order to find that an interest rate is unconscionable, courts must conduct an individual analysis of whether "under the circumstances of the case, taking into account the bargaining process and prevailing market conditions" a "particular rate was 'overly harsh,' 'unduly oppressive,' or 'so one-sided as to shock the conscience.'" This analysis is "highly dependent on context" and "flexible," according to the court. The court warned that lower courts should be wary of and must avoid remedies that amount to an "across-the-board imposition of a cap on interest rates."

In September 2018, a putative class action lawsuit was filed against the Company in the Southern District of California alleging that certain loans made by the Company in amounts of $2,500 or greater are unconscionable and therefore a violation of California law. The Company filed its answer and motion to compel arbitration on October 30, 2018.

During the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending. For example, during 2018, legislation was enacted in Ohio and a ballot initiative was adopted in Colorado restricting our loans in those states. Also, during the 2018 session, three bills were introduced in the California Assembly which would have directly impacted the products we currently offer. Assembly Bill 2500 as introduced would have imposed a 36% APR cap on all consumer loans between $2,500 and $5,000 and a 24% APR cap on all consumer loans between $5,000 and $10,000. Assembly Bill 2953 would have imposed a 36% APR cap on all auto title loans. Assembly Bill 3010 as introduced would have limited borrowers to one outstanding payday loan at a time across all lenders using a common database to enforce the one loan restriction. Assembly Bill 2500 did not pass out of the Assembly by the May 31, 2018 deadline. Assembly Bills 2953 and 3010 advanced to the Senate but did not pass out of the Senate Banking and Insurance Committee by the June 30, 2018 deadline. Nevertheless, similar bills may be introduced and/or enacted in the 2019 or subsequent legislative sessions.

On February 13, 2019, Assembly Bill 593 in California was introduced. Primarily, Assembly Bill 593 proposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. While it is very early in the legislative process, this bill as written would have a material adverse effect on our results of operations and financial condition.

We, along with others in the short-term consumer loan industry, intend to continue to inform and educate legislators and regulators and to oppose legislative or regulatory action that would unduly prohibit or severely restrict short-term consumer loans as compared with those currently allowed. Nevertheless, if legislative or regulatory action with that effect were taken in states in which we have a significant number of stores (or at the federal level), that action could have a material adverse effect on our loan-related activities and revenues.

In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements and/or fee limits.

Currently, approximately 30 states in the U.S. have enabling legislation that specifically allows direct loans of the type that we make. In Texas and Ohio, we currently operate under a CSO model. In Texas, the CSO model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as arranger for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and also licensed as a Credit Access Business ("CAB"). Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

The Texas cities of Austin, Dallas, San Antonio, Houston and several others (nearly 45 cities in total as of December 31, 2018) have passed substantially similar local ordinances addressing products offered by CABs. These local ordinances place restrictions on the amounts that can be loaned to customers and the terms under which the loans can be repaid. As of December 31, 2018, we operated 68 stores in Texas cities with local ordinances. We have been cited by the City of Austin for alleged violations of the Austin ordinance but believe that: (i) the ordinance conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits has not been scheduled. Accordingly, we do not expect to have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. An adverse final decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.

In Ohio, we currently operate as a registered CSO and provide CSO services to borrowers who apply for and obtain Unsecured Installment loans from a third-party lender. However, in late July 2018, the Ohio legislature passed House Bill 123 which significantly limits permissible fees and other terms on short term loans in Ohio. The Governor signed House Bill 123 into law on July 30, 2018, which effectively eliminated the viability of the CSO model in Ohio. The principal sections of the new law are scheduled to become operative on or about April 27, 2019. As a result, we will no longer operate as a registered CSO in Ohio after that date. The Ohio Department of Commerce granted us a short-term lender's license on February 15, 2019. Under this license, we will offer an Installment loan product for a term of 120 days. Ohio customers may originate and manage their loans online via the internet or mobile application.

Our businesses are supervised by state authorities in each state where we operate, whether through storefronts or online. We are subject to regular state examinations and audits and must address with the appropriate state agency any findings or criticisms resulting from these examinations and audits.

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

In March 2017, Bill S-237 titled “An Act to Amend the Criminal Code” was introduced in the Senate (of Canada). The bill proposed to reduce the Criminal Rate of interest from 60% APR to 20% plus the Bank of Canada overnight interest rate. In February of 2018, the bill was amended in committee to a maximum interest rate cap of 45% plus the Bank of Canada overnight interest rate. A similar bill was introduced by the same Senator in 2015 and did not pass out of the Senate. We cannot speculate as to the likelihood of this bill progressing in the legislative process.

Currently, Ontario, Alberta, British Columbia, Manitoba, Nova Scotia, Prince Edward Island, Saskatchewan and New Brunswick have provincial enabling legislation allowing for payday loans and have also been designated under the Criminal Code. Newfoundland has been designated under the Criminal Code, but enabling legislation is not yet in force. Under the provincial payday lender legislation there are generally cost of borrowing disclosure requirements, collection activity requirements, caps on the cost of borrowing that may be recovered from borrowers and restrictions on certain types of lending practices, such as extending more than one payday loan to a borrower at any one time.

Canadian provinces periodically review the regulations for payday loan products. Some provinces specify a time period within the Act while other provinces are silent or simply note that reviews will be periodic.

Nova Scotia

In September 2018, Nova Scotia completed its triennial review process. In November 2018, the Utility and Review Board announced its decision to reduce the maximum cost of borrowing from C$22 per C$100 to C$19 per C$100, effective February 1, 2019. The remaining recommendations of the Review Board, mainly an extended payment plan offering, may be considered by the Minister. Cash Money operated five retail store locations as of December 31, 2018 and has an internet presence in Nova Scotia.

British Columbia

Effective January 1, 2017, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") reduced the total cost of borrowing from C$23 per C$100 lent to C$17 per C$100 lent. A further reduction to C$15 per C$100 lent came into effect on September 1, 2018. On February 26, 2019, the Minister of Public Safety and Solicitor General introduced in Parliament bill 7 titled “Business Practices and Consumer Amendment Act." With respect to high cost credit products, including the types of loans we offer, this act would give the authority to the Ministry to, among other things, proscribe a lower interest rate, prohibit presentments upon default, set fees for optional products and impose a cooling off period. Given that it is early in the legislative process and most of the provisions would be subject to a further regulatory process to determine exact specifications, we are unable to predict the effect on our business and results of operations.

As of December 31, 2018, we operated 26 of our 200 Canadian stores and conducted online lending in British Columbia. Revenues in British Columbia were approximately 10.8% of our Canadian revenues and 1.9% of total consolidated revenues for the year ended December 31, 2018.

Ontario

In April 2016, the Ontario Ministry of Government and Consumer Services (the "Ministry"), published a consultation to consider the total cost of borrowing for payday lending in Ontario, which was C$21 per C$100 lent. Under consideration was whether the rate should remain at C$21 or be lowered to C$19, C$17 or C$15 per C$100 lent. In August 2016, the Ministry published another consultation seeking public input on a two-stage reduction in the total cost of borrowing, proposing a maximum rate of C$18 per C$100 lent effective January 1, 2017 and a further reduction to C$15 per C$100 lent effective January 1, 2018. In November 2016, the Ministry introduced new legislation and announced a reduction in the total cost of borrowing to C$18 per C$100 lent effective January 1, 2017.

In December 2015, Bill 156 titled “the Alternative Financial Services Statute Law Amendment Act” was introduced. This legislation (i) proposed additional consumer protections such as a cooling-off period and extended repayment plan and (ii) provided the Ministry with the authority, subject to a regulatory process, to impose additional requirements such as establishing a maximum loan amount. The Alternative Financial Services Statute Law Amendment Act passed second reading before the Parliament recessed in June 2016.

Upon the Ontario Parliament returning from summer recess in September 2016, the Premier of Ontario prorogued the legislature. Therefore all prior bills died. In November 2016, the Ministry introduced Bill 59 titled “Putting Consumers First Act (the “PCF Act”), which encompassed many of the provisions of the previous legislation (the Alternative Financial Services Statute Law Amendment Act) and incorporated the provisions of three other previous, unrelated pieces of legislation. Bill 59 officially received Royal Assent in April 2017. A majority of the Single-Pay-loan-related provisions in the PCF Act, including but not limited to installment repayment plans, advertising requirements, prohibitions on number of loans in a year and disclosure requirements were subject to a further regulatory process.

With respect to the regulatory process for the authorities granted to the Ministry in Bill 59, the Ministry of Government and Consumer Services issued a consultation document in July 2017 requesting feedback on whether and how regulations should change regarding most notably extended payment plans, maximum loan amounts, a cooling off period between loans and limits on fees charged to cash government checks. After considering responses, in December 2017 the Ministry announced the new regulations with respect to payday loans. Most notably, the Ministry detailed two new regulations effective July 1, 2018: (i) a requirement to make the third loan originated by the same customer within 63 days repayable in two or three installments, depending on the customer’s pay frequency, and; (ii) a requirement for the loan amount not to exceed 50% of the customer’s net pay in the month prior to the loan. Additionally, in the December 2017 announcement, the Ministry confirmed a decrease in the maximum cost of borrower from C$18 per C$100 lent to C$15 per C$100 lent.

We conducted online lending and operated 131 of our 200 Canadian stores in Ontario as of December 31, 2018. Revenues originated in Ontario represented approximately 62.7% of revenue generated in Canada and 11.0% of our total consolidated revenues for the year ended December 31, 2018. We are currently evaluating the effects of the foregoing regulations on our Ontario operations.

Alberta

In May 2016, the Alberta Government introduced Bill 15 titled “An Act to End Predatory Lending,” which, among other things, included for loans in scope a reduction in the maximum cost of borrowing from C$23 to C$15 per C$100 lent and a requirement that all loans be repaid in installments. For customers paid semi-monthly, bi-weekly or on a more frequent basis, at least three installment payments would be required. For customers paid on a monthly basis, at least two installment payments would be required. All covered loan terms must be no less than 42 days and no greater than 62 days, with no penalty for early repayment. Additionally, the Bill included a provision for a reduction in the cost of borrowing to 60% APR when alternative options for credit exist and are being utilized by a sufficient number of individuals.

In May 2016, Bill 15 received Royal Assent. The maximum cost of borrowing of C$15 per C$100 lent became effective in August 2016 and final regulations for the installment payments effective November 30, 2016. As a result of these regulatory changes, we introduced an Installment product during 2016 and, by the end of 2017, exclusively offered only Installment and Open-End products.

In November 2017, the Alberta Government introduced a new bill titled “A Better Deal for Consumers and Businesses Act,” which covered a number of industries including high-cost credit businesses and was intended to provide the government with the authority to promulgate certain regulations to further insure consumer protection. The act passed and formally received Royal Assent on December 15, 2017. In February 2018, the Alberta Government initiated a consultation process respecting high-cost credit products, which resulted in additional regulations being passed setting out a regime for such products, including installment loans with an APR of 32% or more and lines of credit with an annual interest of 32% or more. Among other things, high-cost lenders are required to hold a license and to provide additional disclosures to borrowers. This high-cost credit regime became effective on January 1, 2019.

We operated 27 of our 200 Canadian stores (as of December 31, 2018) and conducted online lending in Alberta. Revenues in Alberta were approximately 17.3% of Canadian revenues and 3.0% of total consolidated revenues for the year ended December 31, 2018 and were approximately 13.4% of Canadian revenues and 2.6% of total consolidated revenues for the year ended December 31, 2017. We are currently evaluating the effects of our product changes in Alberta. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Manitoba

In January 2016, the province of Manitoba announced a Public Utilities Board ("PUB") hearing to specifically review and consider a reduction in the rate from C$17 per C$100 lent to C$15 per C$100 lent and a reduction in the maximum amount borrowers can loan from 30% of net pay to 25% of net pay. In June 2016, the PUB issued its report to the government recommending that these proposed changes not be made. It is unknown if and when the government may adopt the recommendations of the PUB. As of December 31, 2018, we operated four stores in Manitoba.

Saskatchewan

Effective in February 2018, Saskatchewan amended its Payday Loan Regulations to provide that the maximum rate that may be charged to a borrower be reduced from C$23 per C$100 lent to C$17 and the maximum fee for a dishonored check be reduced from C$50 to C$25. As of December 31, 2018, we operated six stores in Saskatchewan.

Installment and Open-End loans are subject to the Criminal Code interest rate cap of 60%. Providers of these types of loans are also subject to provincial legislation that requires lenders to provide certain disclosures, prohibits the charging of certain default fees and extends certain rights to borrowers, such as prepayment rights. These laws are harmonized in many Canadian provinces. However, in Ontario, the PCF Act which received Royal Assent in April 2017, provides the Ontario Ministry with the authority to impose additional restrictions on lenders who offer installment loans, subject to a regulatory process, including: (i) requiring a lender to take into account certain factors with respect to the borrower before entering into a credit agreement with that borrower; (ii) capping the amount of credit that may be extended; (iii) prohibiting a lender from initiating contact with a borrower for the purpose of offering to refinance a loan; and (iv) capping the amount of certain fees that do not form part of the cost of borrowing. In July 2017, the Ministry of Government and Consumer Services issued a consultation document requesting feedback on questions regarding a new regime for high-cost credit and limits on optional services, such as optional insurance. The proposed high-cost credit regime would apply to loans with an annual interest rate that exceeds 35%. The Ministry summary accompanying the consultation document stated that a further consultation paper would be issued in the fall of 2017 on those matters and that the Ministry expected that regulation would be enacted in early 2019. The Ministry has not yet published this further consultation paper.

Other Federal Matters

In Canada, the federal government generally does not regulate check cashing businesses, except in respect of federally regulated financial institutions (and other than the Criminal Code of Canada provisions noted above in respect of charging or receiving in excess of 60% annual interest on the credit advanced in respect of the fee for a check cashing transaction) nor do most provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Quebec, where check cashing stores are not permitted to charge a fee to cash a government check; and Manitoba, British Columbia and Ontario, where the province imposes a maximum fee to be charged to cash a government check. The province of Saskatchewan also regulates the check cashing business but only in respect of provincially regulated loan, trust and financing corporations. Cash Money does not operate in the province of Quebec.

The Financial Transaction and Reports Analysis Centre of Canada is responsible for ensuring that money services businesses comply with the legislative requirements of the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (the "PCMLTFA"). The PCMLTFA requires the reporting of large cash transactions involving amounts of C$10,000 or more received in cash and maintenance of certain records relating to the exchange of foreign currency. The PCMLTFA also requires submitting suspicious transactions reports when there are reasonable grounds to suspect that a transaction or attempted transaction is related to the commission of a money laundering offense or to the financing of a terrorist activity, and the submission of terrorist financing reports where a person has possession or control of property that they know or believe to be owned or controlled by or on behalf of a terrorist or terrorist group. The PCMLTFA also imposes obligations on money services businesses in respect of record keeping, identity verification, and implementing a compliance policy.

U.K. Regulations

On February 25, 2019, we announced that a proposed Scheme of Arrangement (“SOA”) related to CTL, as previously disclosed in our Form 8-K filed with the SEC on January 31, 2019, will not be implemented. We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of our U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as administrators (“Administrators”) in respect of both of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019. Although the U.K. regulations below will not apply to our U.S. and Canadian operations, these regulations applied to our U.K. Subsidiaries through February 25, 2019.

In the U.K., consumer lending is governed by The Consumer Credit Act 1974, which was amended by the Consumer Credit Act 2006 (the "CCA") and related rules and regulations supplemented by guidance. On April 1, 2014, the Financial Conduct Authority ("FCA") assumed responsibility for regulating consumer credit from the Office of Fair Trading ("OFT"), as enacted under the Financial Services Act 2012. The FCA is the regulatory body in the U.K. that is responsible for the regulation and oversight of the consumer credit industry. Firms operating with consumer credit licenses originally issued by the OFT were required to register with the FCA in the fall of 2013 to obtain interim permission to conduct consumer credit activities from April 1, 2014 until they had applied for and obtained full authorization from the FCA. In February 2016, we were notified that our two lending businesses in the U.K., SRC Transatlantic Limited and CURO Transatlantic Limited (f/k/a Wage Day Advance Limited), had received full authorization from the FCA to undertake certain categories of regulated consumer credit business under the Financial Services and Markets Act 2000. In late 2017, SRC Transatlantic Limited ceased active trading via its store premises although it retained authorizations necessary to continue collection activities in respect of existing customers.

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

The FCA and its predecessor, the OFT, have already taken action against, and have imposed requirements on, a number of well-known U.K. financial institutions. In addition, U.K. operations are subject to various regulations concerning consumer protection and data protection, among others.

Our U.K. Subsidiaries were also subject to the powers of the U.K. Information Commissioner’s Office (the "ICO") to take enforcement action in relation to data protection. By virtue of doing business with financial institutions and other FCA regulated companies in the U.K., our subsidiaries were typically contractually obligated to comply with certain other requirements such as the Consumer Finance Association and the Credit Services Association’s Code of Practice.
Financial Conduct Authority Regulations

Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, as well as the applicable consumer credit laws and regulations. The FCA Handbook provides both general sourcebooks (that all authorized firms must comply with) and specialist sourcebooks (that apply to firms carrying out a specific regulated activity). The FCA Handbook has a specialist consumer credit sourcebook ("CONC") for the consumer credit sector, which includes rules and guidance in relation to, inter alia, financial promotions, pre-contract responsibilities and disclosure, affordability and creditworthiness assessments, the handling of vulnerable customers, communications with customers, arrears, default and recovery of debt, debt advice and statute barred debt.

By virtue of doing business with financial institutions and other FCA regulated companies in the U.K., lending entities are typically contractually obligated to comply with certain other requirements, such as the U.K. Lending Standards Board’s Standards of Lending Practice (which financial institutions usually comply with on a voluntary basis), the Finance and Leasing Association’s Lending Code and the Credit Services Association’s Code of Practice. Curo Transatlantic is signatory to the Consumer Finance Association (“CFA”) Code, which is stated by the CFA to encompass and exceed the Good Practice Customer Charter, which is the set of minimum standards agreed by the Government (Department of Business, Skills and Innovation), former regulator ("OFT") and three other trade associations representing short-term lenders.

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

The Money Laundering Regulations 2017 implement the European Union 4th Money Laundering Directive (2015/849/EU) and apply to lenders and specify that all lenders must be supervised for money laundering compliance. Through February 25, 2019, our U.K. subsidiaries were supervised by the FCA for these purposes.

In June 2013, the U.K. Competition & Markets Authority ("CMA") commenced a market investigation into payday lending to investigate whether certain features of the industry prevented, restricted or distorted competition and if so to recommend suitable remedies. This market investigation led to a final order by the CMA entitled “The Payday Lending Market Investigation Order 2015” which is discussed below.
Our U.K. Subsidiaries were required to self-report suspicious activities and to appoint a designated anti-money laundering officer with the overall responsibility for the compliance of the business and employees under the Proceeds of Crime Act 2002 and the Money Laundering Regulations 2017.
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

The FCA is undertaking various reviews relevant to consumer credit businesses, which may affect lenders in the U.K. For example, in July 2017 the FCA published a consultation paper on Assessing Creditworthiness in consumer credit. This consultation is designed to enable the FCA to provide further clarity around the factors for Lenders to consider when deciding the proportionality of an affordability assessment and expectations for a firm’s policies and procedures. The FCA provided final guidance under its Policy Statement PS 18/19: Assessing creditworthiness in consumer credit which caused our U.K. subsidiaries to make changes to creditworthiness assessments taking into account the final published Policy Statement.

Data Protection

As a consumer finance business, our U.K. Subsidiaries were required to comply with the requirements established by the data protection legislation regarding processing the personal data of our customers. The applicable data protection legislation has undergone considerable change in the last few years, culminating in the GDPR and Data Protection Act 2018, as further described below. Any business controlling the processing of personal data (that is, determining the purposes of the processing and the manner in which it is carried out), such as consumer credit firms, must in particular maintain a data protection registration with the ICO for each of its companies. The ICO is an independent governmental authority responsible for maintaining, upholding and promoting the best business practices and legislative requirements for processing personal data and safeguarding the information rights of individuals and their rights to access their personal data.
Our U.K. Subsidiaries controlled the processing of significant amounts of personal data; therefore, they had a data protection registration for each relevant subsidiary which controls the processing of personal data, a data protection policy and have established data protection processes, which are reviewed and updated from time to time for the purposes of compliance with the requirements of the Data Protection Act and the applicable guidance issued from time to time by the ICO, such as the handling of data subject access requests from individuals. The ICO is empowered to impose requirements through enforcement notices (in effect, stop orders), issue monetary fines and prosecute criminal offenses under the Data Protection Act. Through February 25, 2019, our U.K. Subsidiaries had not received any such notices from the ICO.
Furthermore, our U.K. Subsidiaries received third-party data from sources governed by the Steering Committee on Reciprocity ("SCOR") such as mainstream credit bureaus, and from private sources such as closed user groups ("CUGs"). CUGs operate by a CUG host taking responsibility for housing the underlying data, matching the records and for compliance with data protection regulations. If one of the contributors of the CUG were to violate data protection laws or other regulatory requirements, it could have harmed the business or resulted in penalties being imposed on our U.K. Subsidiaries. An entity's ability to obtain, retain and otherwise manage such data is governed by data protection and privacy requirements and regulatory rules and guidance issued by, among others, the ICO and influenced by SCOR.
The EU Data Protection Regulation came into effect in May 2016 and is directly applicable in Member States (including the U.K.). It applies to all affected businesses as of May 25, 2018, when enforcement of that regulation began. The EU Data Protection Regulation introduced substantial changes to the EU data protection regime and imposed a substantially higher compliance burden on our U.K. Subsidiaries, increasing data protection costs and restricting the ability to use data. Examples of this higher burden include expanding the requirement for informed opt in consent by customers to processing of personal data, where companies rely on customer consent to process personal data, and granting customers a “right to be forgotten,” restrictions on the use of personal data for profiling purposes-disclosure requirements of data sources to customers, the possibility of having to deal with a higher number of subject access requests, among other requirements. The EU Data Protection Regulation also increased the maximum level of fine for the most serious compliance failures in the case of a business to the greater of four per cent of annual worldwide turnover or €20,000,000. As the EU Data Protection Regulation is directly applicable, and directly effective, the U.K. does not have control over its manner of implementation (except to the extent that the EU Data Protection Regulation expressly grants such control to EU Member States). The ICO is currently consulting on its draft written guidance on consent under the EU Data Protection Regulation. There is a memorandum of understanding in place between the ICO and the FCA which (among other things) provides for information-sharing between the two bodies.
The U.K. government has also enacted the Data Protection Act 2018, which is now effective. This substantially replaces the Data Protection Act 1998 and address further detail and increase the regulation which will be brought in by the EU Data Protection Regulation. The current published version of the Data Protection Bill 2017 does not increase the regulatory penalties regime which will become effective under the EU Data Protection Regulation.
In addition, the Privacy and Electronic Communications (EC Directive) Regulations 2003 originating as the implementation of European Directive 2002/58/EC, also known as the E-Privacy Directive, impose obligations on U.K. businesses in respect of electronic marketing by email and marketing by telephone calls and SMS.

Available Information

Our internet address is www.curo.com. We make a variety of information available, free of charge, at our Investor Relations website, www.ir.curo.com. This information includes our Registration Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC, as well as our code of business conduct and ethics and other governance documents.

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

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition and future results. You should carefully consider the risk factors. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, operating results or share price in the future.
Risks Relating to Our Business

We have identified a material weakness in our internal control over financial reporting. If we are not able to remediate this material weakness appropriately and timely, or if we are unable to implement and maintain effective internal control over financial reporting in the future, this could result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information, all or any of which could have a material adverse effect on our results of operations and financial condition, which, in turn, could adversely affect the market price of our common stock, our access to debt or other capital markets or other aspects of our business, prospects, results of operations or financial condition.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of Sarbanes-Oxley requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. Sarbanes-Oxley also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm.
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

As discussed further in Item 9A, “Controls and Procedures, we have identified a material weakness in our internal control over financial reporting resulting from the improper or incomplete application of technical GAAP standards and related interpretations to complex or non-routine matters. We describe the specific issues leading to these conclusions in Item 9A, “Management’s Report on Internal Control over Financial Reporting.” We expect to remediate the material weakness in 2019.

The actions we are taking to remediate the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement, whether related to improper consideration of recoveries or otherwise. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all or any of which could have a material adverse effect on our results of operations and financial condition.

If we have an additional material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may not be able to access debt markets, equity investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our allowance for loan losses is not adequate to absorb our actual losses, this could have a material adverse effect on our results of operations and financial condition.

We face the risk that our customers will fail to repay their loans in full. We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See Note 1, “Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements for factors considered by management in estimating the allowance for loan losses. We also maintain a liability for estimated probable losses on loans funded by unrelated third-party lenders under our CSO programs, but for which we are responsible. As of December 31, 2018, the sum of our aggregate reserve and allowance for losses on loans and liability for losses associated with the guaranty provided to the CSO lenders for loans not in default (including loans funded by unrelated third-party lenders under our CSO programs) was $91.4 million. This reserve, however, is an estimate. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. As a result, our allowance for loan losses may not be comparable to that of traditional banks subject to regulatory oversight or sufficient to cover actual losses. If actual losses are greater than our reserve and allowance, this could have a material adverse effect on our results of operations and financial condition.
Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs as a percentage of revenues, and our ability to price appropriately in response to this and other factors is essential. We rely on our proprietary credit and fraud scoring models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.

Because of the non-prime nature of our customers, our business has much higher rates of charge-offs than traditional lenders. Accordingly, it is essential that our products are appropriately priced to take into account the credit risks of our customers. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on the CURO Platform, our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs.
If our proprietary credit and fraud scoring models fail to adequately predict the creditworthiness of customers, or if they fail to assess prospective customers’ financial ability to repay their loans, or any or all of the other components of the credit decision process described in this Annual Report fails, higher than forecasted losses may result. Similarly, if our scoring models overprice our products, we could lose customers. Furthermore, if we are unable to access the third-party data used in our proprietary credit and fraud scoring models, or access to such data is limited or cost prohibitive, the ability to accurately evaluate potential customers using our proprietary credit and fraud scoring models will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender, may consequently experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations or financial condition.
Additionally, if we make errors in the development and validation of any of the models or tools used to underwrite loans, such loans may result in higher delinquencies and losses. Moreover, if future performance of customer loans differs from past experience, which experience has informed the development of our proprietary credit and fraud scoring models, delinquency rates and losses could increase.
If our proprietary credit and fraud scoring models were unable to effectively price credit to the risk of the customer, lower margins would result. Either our losses would be higher than anticipated due to underpricing products or customers may refuse to accept the loan if products are perceived as overpriced. Additionally, an inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and have a material adverse effect on our business, prospects, results of operations or financial condition.
Changes in the demand for our products and specialty financial services and our failure to adapt to such changes could have a material adverse effect on our business, prospects, results of operations or financial condition.
The demand for a particular product or service may change due to a variety of factors such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products, reduction in our marketing spend, macroeconomic changes or changes in customers’ financial conditions. If we fail to adapt to a significant change in our customers’ demand for, or access to, our products, our revenue could decrease significantly. Even if we make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. The effects of product changes on our business may not be fully ascertainable until the changes have been in effect for a period of time and could have a material adverse effect on our business, prospects, results of operations or financial condition.
Our business and results of operations may be materially adversely affected if we are unable to manage our growth effectively.
There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations and financial condition will not suffer if we fail to prudently manage our growth. Failure to grow the business and generate estimated future levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates disciplined growth in Canada and the U.S., increasing the market share of our online operations, selectively expanding our offering of installment loans and potential expansion in other international markets, is subject to significant risks. The profitability of our current operations and any future growth is dependent upon a number of factors, including our ability to appropriately price our products, our ability to manage credit risk, our ability to obtain and maintain financing to support these opportunities, our ability to hire, train and retain an adequate number of qualified employees, our ability to obtain and maintain any required regulatory permits and licenses and other factors, some of which are beyond our control, such as the continuation of favorable regulatory and legislative environments.

As a result, the profitability and cash flows of our current operations could suffer if we do not successfully implement our growth strategy.
Our substantial indebtedness could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2018, we had approximately $804.1 million of debt outstanding, net of deferred financing costs, premiums and discounts. Our high level of indebtedness could have significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces funds available to use for operations, invest in our business, pay dividends to our stockholders and use for other purposes;

•	we could be at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	the terms of our debt restricts our ability to pay dividends; and

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

For instance, as described above, if future changes in regulations affecting our products or services are enacted, these changes could adversely impact our current product offerings or alter the economic performance of our existing products and services. These changes, in turn, could have a material adverse effect on our ability to comply with the terms of our debt.

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
Our ability to meet our obligations depends on future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control or predict. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.
If funds are not available from our operations, excess cash or from our credit agreements, we will be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success. However, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by consumers. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. We may have more limited access to commercial bank lending than other businesses due to the negative bias toward our industry. As a result, commercial banks and other lenders have and may continue to restrict access to credit for participants in our industry. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions. A disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available at favorable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges, all of which could have a material adverse effect on our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could have a material adverse effect on our business relationships with such third parties.
Any disruption in the availability of our information technology systems could have a material adverse effect on our business operations.
We rely heavily upon our Curo Platform in almost every aspect of our business, including to process customer transactions, provide customer service, determine loan amounts, manage collections, account for our business activities, support regulatory compliance and to generate the reporting used by management for analytical, loss management and decision-making purposes. Our store and online platform is part of an integrated data network designed to manage cash levels, facilitate underwriting decisions, reconcile cash balances and report revenue and expense transaction data. Our Curo Platform could be disrupted and become unavailable due to a number of factors, including power outages, a failure of one or more of our information technology, telecommunications or other systems and cyber-attacks on or sustained disruptions of these systems. Our back-up systems and security measures could fail to prevent a disruption in the availability of our information technology systems. A disruption in our Curo Platform could prevent us from performing fundamental aspects of our business, including loan underwriting, customer service, payments and collections, internal reporting and regulatory compliance.
Adverse economic conditions could cause demand for our loan products to decline or make it more difficult for our customers to make payments on our loans and increase our default rates.
We derive the majority of our revenue from consumer lending. Factors that may influence demand for our products and services include macroeconomic conditions, such as employment, personal income and consumer sentiment. Our underwriting standards require, among other things, our customers to have a steady source of income as a prerequisite for making a loan. Therefore, if unemployment increases among our customer base, the number of loans we originate will likely decline and the number of loan defaults could increase. If consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for consumer loans in general may decline. Accordingly, poor economic conditions could have a material adverse effect on our business and results of operations.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually. If we determine that it is necessary to implement a material, non-cash write-down, that could have a material adverse effect on our results of operations and financial condition.
The carrying value of our goodwill was $119.3 million, or approximately 12.9% of our total assets, as of December 31, 2018. We assess goodwill for impairment on an annual basis at the reporting unit level, as defined by Financial Accounting Standard Board’s ASC 280 - Segment Reporting. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In recent months, the U.K. business, which meets the definition of a reporting unit for purposes of testing goodwill, received an elevated number of customer redress claims in connection with certain of its regulatory obligations to consumers. The reporting unit incurred over $11.5 million of costs to address the redress complaints during the year ended December 31, 2018. Effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators in respect of the U.K. Subsidiaries.

The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019. Due to the lack of expected future cash flows from the U.K. reporting unit, the carrying value exceeded the fair value under the Step 1 goodwill analysis, which is required annually and performed by the Company on October 1. As a result, a full impairment of goodwill for the U.K. reporting unit of $22.5 million was recognized and included in Goodwill impairment charges in our Consolidated Statements of Operations during the fourth quarter of 2018.

Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future events or circumstances which could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could, in the future, result in a material, non-cash write-down of goodwill, which could adversely affect our results of operations and financial condition. Due to the current economic environment and the uncertainties regarding the impact that future economic consequences will have on our reporting units, there can be no assurance that our estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins for certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment will occur, and if it does occur, whether such charge would be material.

Our lending business is somewhat seasonal, which causes our revenues to fluctuate, which could have a material adverse effect on our ability to service our debt obligations.

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

Our lending business in Canada is somewhat seasonal, although to a lesser extent than our U.S. lending business. We typically experience our highest demand in Canada in the third and fourth calendar quarters with lower demand in the first quarter; however, the reduction in volume relating to tax refunds is not prevalent as in the U.S. If our consolidated revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results and our ability to service our debt obligations could be materially and adversely affected.
We have covenants in our debt agreements which may restrict our flexibility to operate our business. If we do not comply with these covenants, our failure could have a material adverse effect on our results of operations and our financial condition.
Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments and asset dispositions, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity and could have a material adverse effect on our operating results and financial condition. In addition, an event of default under one of our debt agreements may result in our then-outstanding debt to become immediately due and payable. This would have a material adverse effect on our liquidity, financial position and results of operation.
The implementation of new or changes in the interpretation of existing accounting principles, financial reporting requirements or tax rules could have a material adverse effect on our financial statements.
We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”) and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our accounting, financial reporting or tax positions, our results of operations and financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.
In March 2016, FASB issued new lease accounting guidance under ASC 842, Leases, which is effective for our interim and annual fiscal periods beginning January 1, 2019. The new guidance introduces a lessee model that results in the recording of most leases on the balance sheet. Prior to adoption of the new standard, our leases were primarily classified as operating leases and were not presented on our Consolidated Balance Sheet. Implementation of ASC 842 has required additional investments and we have estimated what the impact of adopting the standard will be to our Condensed Consolidated Financial Statements. If we are not able to properly implement ASC 842 in a timely manner, the operating costs that we recognize and the related balance sheet and footnote disclosures that we provide under ASC 842 may not be accurately reported.
In June 2016, FASB issued new guidance that will require lenders to adopt the current expected credit loss (“CECL”) approach to evaluate impairment of loans. The CECL approach requires evaluation of credit impairment based on an estimate of life of loan losses whereas rules currently in effect require utilization of incurred losses. We are required to adopt the provisions of the CECL standard effective January 1, 2020. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements for more information on the new standard and its potential effect on our results of operations and financial condition.
Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the Internet could harm our business.
The business of providing products and services such as ours over the internet is dynamic. We must keep pace with rapid technological change, consumer use habits, Internet security risks, risks of system failure or inadequacy and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers from adopting or continuing to use the Internet as a medium of commerce. In markets such as the U.S., where e-commerce generally has been available for some time and the level of market penetration of our online financial services is relatively high, acquiring new customers for our services may be more difficult and costly than it has been in the past. To expand our customer base, we must appeal to and acquire consumers who historically have used traditional means of commerce to conduct their financial services transactions. If these consumers prove to be less profitable than our previous customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.
Because we depend in large part on third-party lenders to provide the cash needed to fund our loans, an inability to affordably access third-party financing could have a material adverse effect on our business.
Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, funds from third-party lenders under our CSO programs and our Non-Recourse Canada SPV Facility, which finances the origination of eligible U.S. and Canada Unsecured, Secured Installment and Open-End loans. However, we cannot guarantee we will be able to secure additional operating capital from third-party lenders or refinance our existing revolving credit facilities on reasonable terms or at all. As the volume of loans that we make to customers increases, we may have to expand our borrowing capacity on our existing Non-Recourse Canada SPV Facility or add new sources of capital. If the underlying collateral does not perform as expected, our access to the Non-Recourse Canada SPV Facility could be reduced or eliminated. The availability of these financing sources depends on many factors, some of which lie outside of our control. In the event of a sudden or unexpected shortage of funds in the banking system or capital markets, we may not be able to maintain necessary levels of funding without incurring high funding costs, suffering a reduction in the term of funding instruments or having to liquidate certain assets. If our cost of borrowing increases or we are unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail our origination of loans, which could have a material adverse effect on our results of operations and financial condition.
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
If competitors learn our trade secrets (especially with regard to our marketing and risk management capabilities), others attempt to acquire patent protection of algorithms similar to ours or our employees attempt to make commercial use of the technology they develop for us, it could be difficult to successfully prosecute to recover damages. Additionally, a third-party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third-party or employee for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. If we are unable to protect our software and other proprietary intellectual property rights, or to develop technologies that are as adaptive to changing consumer trends or appealing to consumers as the technologies of our competitors, we could face a disadvantage relative to our competitors.
If the information provided by customers or third parties to us is inaccurate, we may misjudge a customer’s qualification to receive a loan, and our operating results may be harmed.
Our lending decisions are based partly on information provided to us by loan applicants. To the extent that these applicants provide information to us in a manner that is inaccurate or misleading, our scoring may not accurately reflect the associated risk. In addition, data provided by third-party sources is a significant component of our scoring of loan applications and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results. In addition, we use identity and fraud check analyzing data provided by external databases to authenticate each customer’s identity. There is a risk, however, that these checks could fail, and fraud may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively affect our operating results, brand and reputation and require us to take steps to reduce fraud risk, which could increase our costs.
The failure of third parties who provide products, services or support to us could disrupt our operations or result in a loss of revenue.
Some of our lending activity depends in part on support we receive from unaffiliated third parties. This includes third-party lenders who make loans to our customers under our CSO programs as well as other third parties that provide services to facilitate lending, loan underwriting and payment processing in our online lending consumer loan channels. The loss of our relationship with any of these third parties and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause us to lose customers and substantially decrease the revenue and earnings of our business. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems. If a third-party provider fails to provide its products or services, makes material changes to such products and services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, our operations could be disrupted, which could have a material adverse effect on our results of operations and financial condition.
In Texas and Ohio, we rely on third-party lenders to conduct business. Regulatory actions can materially and adversely affect on our third-party product offerings in these states.
In Texas and Ohio, we currently operate as a CSO or a CAB, arranging for unrelated third-parties to make loans to our customers. Through December 31, 2018, our CSO programs in Texas and Ohio generated revenues of $272.2 million and $19.3 million, respectively. There are a limited number of third-party lenders that make these types of loans and there is significant demand and competition for the business of these companies. These third parties rely on borrowed funds to make consumer loans. If they lose their ability to make loans or become unwilling to make loans to us and we are unable to find another third-party lender, we would be unable to continue offering loans in Texas and Ohio as a CSO, which would prevent us from receiving revenue from these activities. This could adversely affect our results of operations and financial condition.
In late July 2018, the Ohio legislature passed House Bill 123 which significantly limits permissible fees and other terms on short term loans in Ohio. The Governor signed House Bill 123 into law on July 30, 2018 which effectively eliminated the viability of the CSO model in Ohio. The bill was effective 90 days thereafter and certain sections apply to loans made 180 calendar days after the effective date.  As a result, loan product changes in Ohio will occur on or near April 27, 2019.
As Texas’ legislative session begins in 2019, the results of Ohio’s House Bill 123 could be used as a model to implement a similar law in Texas. If we are not able to adapt or introduce new products to counteract the impact of a similar law and ruling in Texas as that of Ohio’s House Bill 123, our results of operations and financial condition could be materially and adversely affected.
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
Our growth strategy contemplates disciplined opening of additional stores in the U.S. and Canada, and expanding our online presence in each of those geographies. If our competitors aggressively pursue store expansion, competition for store sites could result in our failing to open our planned number of stores, or increase our costs to secure additional sites, both of which could result in slower growth and diminished operating performance. Increased competition in our online business could result in higher advertising and marketing costs to attract and retain customers, leading to lower margins.
The international scope of our operations leads to increased cost and complexity, which could negatively affect operations.
The international nature of our operations has increased the complexity of managing our business. This has led to enhanced administrative burdens related to regulatory compliance, tax compliance, labor controls and other federal, state, provincial and local requirements. Additional resources, both internal and external, have been added to comply with these increasing requirements, resulting in an increase in our corporate costs. Other future changes to laws or regulations may result in further cost increases, thereby negatively impacting our profitability.
Our core operations are dependent upon maintaining relationships with banks and other third-party electronic payment solutions providers. Any inability to manage cash movements through the banking system or the Automated Clearing House (“ACH”) system would materially impact our business.
We maintain relationships with commercial banks and third-party payment processors. These entities provide a variety of treasury management services including providing depository accounts, transaction processing, merchant card processing, cash management and ACH processing. We rely on commercial banks to receive and clear deposits, provide cash for our store locations, perform wire transfers and ACH transactions and process debit card transactions. We rely on the ACH system to deposit loan proceeds into customer bank accounts and to electronically withdraw authorized payments from those accounts. It has been reported that the U.S. Department of Justice and the Federal Deposit Insurance Corporation, as well as other federal regulators, have taken or threatened actions, commonly referred to as “Operation Choke Point,” intended to discourage banks and other financial services providers from providing access to banking and third-party payment processing services to lenders in our industry. We can give no assurances that actions akin to Operation Choke Point will not intensify or resume, or that the effect of such actions against banks and/or third-party payment processors will not pose a future threat to our ability to maintain relationships with commercial banks and third-party payment processors. The failure or inability of retail banks and/or third-party payment providers to continue to provide services to us could adversely affect our operations if we are unable or unsuccessful in replacing those providers with comparable service providers.
Public perception of our business and products as being predatory or abusive could negatively affect our business, results of operations and financial condition.
Negative press coverage and efforts of special interest groups to persuade customers that the consumer loans and other alternative financial services provided by us are predatory and abusive could also negatively affect demand for our products and services. Widespread adoption of this opinion could potentially have negative consequences for our business or our products, including lawsuits, adverse legislative or regulatory changes, difficulty attracting and retaining qualified employees, decreased demand for our products and services and reluctance or refusal of other parties, such as banks or other electronic payment processors, to transact business with us. These consequences could have a material adverse impact on our business and result in a significant decrease in our revenues and results of operations.

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
In addition, we are subject to cybersecurity risks and security breaches, which could result in the unauthorized disclosure or appropriation of customer data. To date, no actual or attempted cyberattacks have had a material effect on our operations or financial condition. However, we may not be able to anticipate or implement effective preventive measures against these types of security breaches, especially because the techniques change frequently or are not recognized until launched. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Actual or anticipated attacks and risks may cause us to incur increasing expenses, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. It is also possible that our protective measures would fail to prevent a cyber-attack and the resulting disclosure or appropriation of customer data. A significant data breach could harm our reputation, diminish our customer confidence and subject us to significant legal claims, any of which may contribute to a loss of customers and have a material adverse effect on us.
A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide personal information, including bank account information when applying for loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. The technology used by us to protect transaction data may be breached or compromised due to advances in computer capabilities, new discoveries in the field of cryptography or other developments. Data breaches can also occur as a result of non-technical issues.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenues.
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
In 2011, we completed the acquisition of Cash Money Group, Inc. (“Cash Money”). While the agreement governing our acquisition provides us with limited indemnification for litigation and settlement costs for activities related to Cash Money’s operations prior to acquisition, our recourse with respect to those matters is limited to set-off against a C$7.5 million escrow note. Through December 31, 2018, we have set off approximately C$4.2 million of class action settlement costs and related expenses, and C$0.3 million of tax indemnification amounts against the escrow note. The balance of this escrow note is included in the Consolidated Balance Sheets as Subordinated Stockholder Debt in this Annual Report.
In 2012, we completed the acquisition of The Money Store, L.P., which operated under the name The Money Box® Check Cashing (“The Money Box”). The acquisition agreement provides us with limited indemnification for certain matters related to The Money Box’s operations prior to the date of acquisition; however, our recovery is limited in most cases to an aggregate amount of $2.4 million and our ability to make claims is subject to certain time limitations. To date, no indemnification payments have been made or claimed under The Money Box acquisition agreement.
In 2013, we completed the acquisition of Wage Day Advance Limited (“Wage Day”). The acquisition agreement provides us with limited indemnification for certain matters related to Wage Day’s operations prior to the date of acquisition. To date, no indemnification payments or claims have been made under this provision.
These indemnifications provide us with only limited recourse against the sellers of these businesses in the event we incur substantial costs in connection with actions occurring prior to our acquisition of the businesses. The agreements limit the amount we can recover, limit the causes of action for which we can pursue recovery and place other restrictions on our ability to recover for such losses. Accordingly, if we incur substantial costs for issues arising prior to our acquisitions of these businesses, our financial position and results of operations may be adversely affected.
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
Labor costs represent a significant portion of our total expenses. If we are required to substantially increase our labor costs to attract or retain a sufficient number of qualified employees for our current operations, we may not be able to operate our business in a cost-effective manner. We also believe having experienced employees and staff continuity in our stores is an important contributor to the success of our business. If we were unable to retain our experienced managers and staff, it could adversely affect our customer service and our loan volume could suffer.
Adverse real estate market conditions or zoning restrictions may result in increased operating costs or a reduction in new store development, which could adversely affect our profitability and growth plans.
We lease all of our store locations. An increase in lease costs, property taxes or maintenance costs for lease renewals or new store locations could result in increased operating costs for these locations, thereby negatively impacting the stores’ operating margins.
A recent trend among some municipalities in the U.S. and Canada has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of payday lending stores that can operate in an area or require certain distance requirements between competitors, residential areas or highways. These restrictions may make it more difficult to find suitable locations for future expansion, thereby negatively affecting our growth plans.
Our operations could be subject to natural disasters and other business disruptions, which could adversely affect future revenue and financial condition and increase our costs and expenses.
Our services and operations are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse effect on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Any of these events could cause consumer confidence to decrease, which could result in a decreased number of loans being made to customers.
We rely on trademark protection to distinguish our products from the products of our competitors.
We rely on trademark protection to distinguish our products from the products of our competitors. We have registered various trademarks, including “The Money Box,” “Speedy Cash®,” “OPT+SM” and “Rapid Cash,” in the U.S. and/or Canada, and are in the process of registering other trademarks in those jurisdictions. For trademarks we use that are not registered, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business.
The failure to successfully integrate newly acquired businesses into our operations could negatively affect our profitability.
From time-to-time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. The success of the acquisitions we have completed, as well as future acquisitions is, and will continue to be, dependent upon our ability to effectively integrate the management, operations and technology of acquired businesses into our existing management, operations and technology platforms. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired businesses into our organization in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. It is also possible that the integration process could result in loss of key employees, disruption of ongoing businesses, incurrence of tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies. As a result, our ability to maintain relationships with customers, employees or other third-parties or our ability to achieve the anticipated benefits of acquisitions could be adversely affected and harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all or whether we will be able to successfully integrate any acquired products or technologies. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.
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
Changes in our ability to access preapproved marketing lists from credit bureaus or other developments impacting our use of direct mail marketing could adversely affect our ability to grow our business.
Direct mailings of preapproved loan offers to potential loan customers comprise one of the most important marketing channels for loans we originate as well as those originated by third-party lenders. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly and adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
Similarly, federal or state regulators or legislators could limit access to these preapproved marketing lists with the same effect.
In addition, preapproved direct mailings may become a less effective marketing tool due to over-penetration of direct mailing-lists. Any of these developments could have a material adverse effect on our business, prospects, results of operations or financial condition.
Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to employee and third-party theft and errors. We also may be subject to liability as a result of crimes at our stores.
Our business requires us to maintain a significant supply of cash in each of our stores. As a result, we are subject to the risk of cash shortages resulting from theft and errors by employees and third-parties. Although we have implemented various programs in an effort to reduce these risks, maintain insurance coverage for theft and utilize various security measures at our facilities, it is possible that employee and third-party theft and errors will occur in material amounts. Cash shortages from employee and third-party theft and errors were $0.6 million (0.06% of consolidated revenue) and $0.3 million (0.03% of consolidated revenue) for the year ended December 31, 2018 and 2017 respectively. The extent of our cash shortages could increase as we expand the nature and scope of our products and services. Although we have experienced break-ins by third parties at our stores in the past, none of these has had, either individually or in the aggregate, a material adverse effect on our operations. Going forward, theft and errors could lead to cash shortages and could materially and adversely affect our business, prospects, results of operations and financial condition. It is also possible that violent crimes such as armed robberies may be committed at our stores. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on our business, prospects, results of operations and financial condition.
The preparation of our financial statements and certain tax positions taken by us require the judgment of management, and we could be subject to risks associated with these judgments.
The preparation of our financial statements requires management to make estimates and assumptions, including allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance and CSO guarantee liability, that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As a result, our assumptions and provisions may not be sufficient to cover actual losses. If actual losses are greater than our assumptions and provisions, our results of operations and financial condition could be adversely affected.
Risks Relating to the Regulation of Our Industry
Given the level of legal settlement expenses incurred through December 31, 2018 and unsuccessful discussions with the FCA, we made the decision to exit the U.K. market, thereby decreasing the size of our total addressable market and curtailing growth plans in the U.K.
Effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and pursuant to approval by the boards of directors of our U.K. Subsidiaries, due to unsuccessful discussions with the FCA, insolvency practitioners from KPMG were appointed as Administrators in respect of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019. These actions decrease the size of our total addressable market and curtail our growth plans in the U.K.

The CFPB examination authority over our U.S. consumer lending business could have a significant impact on our U.S. business.
Under Title X of the Dodd-Frank Act, enacted in July 2010, the CFPB regulates U.S. consumer financial products and services, including consumer loans offered by us. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of providers such as us.
The CFPB has examined our lending products, services and practices, and we expect to continue to be examined on a regular basis by the CFPB. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers of short-term, small dollar loans, and ask questions about their business practices, and the examination procedures include specific modules for examining marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations, we could be required to change our products, services or practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could materially adversely affect us.
Furthermore, because the CFPB is a relatively new entity and its authority and activities have been influenced by the political party in power, its practices and procedures regarding examination, enforcement and other matters relevant to us and other CFPB-regulated entities are subject to further development and change. Where the CFPB holds powers previously assigned to other regulators, the CFPB may not continue to apply such powers or interpret relevant concepts consistent with previous regulators’ practice.

The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts or practices and to investigate and penalize financial institutions that violate this prohibition. In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations. If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.
The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations.
The CFPB has adopted the 2017 Final CFPB Rule and the 2019 Proposed Rule, which directly apply to our business. See "Business--Regulatory Environment and Compliance--U.S. Regulations--U.S. Federal Regulations--CFPB Rules" for a description of these rules.

The 2017 Final CFPB Rule established ATR requirements for “covered short-term loans,” such as our single-payment loans, and for “covered longer-term balloon-payment loans,” such as our revolving lines of credit, as currently structured. It also establishes the Payment Provisions that will apply to all of our loans, including our covered short-term loans, covered longer-term balloon-payment loans and our installment loans, which are “covered longer-term loans” under the 2017 Final Rule. While there are certain coverage exceptions, the exceptions do not apply to our loans.

The ATR provisions of the 2017 Final CFPB Rule apply to covered short-term loans and covered longer-term balloon-payment loans but not to covered longer-term loans. Under these provisions, to make a covered short-term loan or a covered longer-term balloon-payment loan, a lender has two options: (i) a “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days; or (ii) a “principal-payoff option,” under which the lender may make up to three sequential loans, without engaging in an ATR analysis. We believe that conducting a comprehensive ATR analysis would be costly and that many of our short-term borrowers would not be able to pass a full payment test. Accordingly, we believe that the full payment test option would have little, if any, utility for us. The option to make loans using the principal-payoff option might be more viable but the restrictions on these loans under the 2017 Final CFPB Rule would significantly reduce the permitted borrowings by individual consumers. Accordingly, unless they are substantially revised or eliminated, the ATR provisions could have an adverse impact on individual customers’ ability to borrow and, ultimately, our business.

In addition, the Payment Provisions of the 2017 Final CFPB Rule will require significant modifications to our payment, customer notification and compliance systems and create delays in initiating automated collection attempts where payments we initiate are initially unsuccessful. These modifications would increase costs and reduce revenues. Accordingly, this aspect of the 2017 Final CFPB Rule could have a substantial adverse impact on our results of operations.

In April 2018, the Community Financial Services Association of America (the “CFSA”) and the Consumer Service Alliance of Texas (the “CSAT”) filed a lawsuit against the CFPB in the U.S. District Court for the Western District of Texas, Austin Division, seeking to invalidate the CFPB Rule. The lawsuit alleges that the 2017 Final Rule violates the Administrative Procedure Act (“APA”) because it exceeds the CFPB’s statutory authority and is arbitrary, capricious and unsupported by substantial evidence. The lawsuit also argues that the CFPB’s structure is unconstitutional under the Constitution’s separation of powers because the agency’s powers are concentrated in a single, unchecked Director who is improperly insulated from both presidential supervision and congressional appropriation, and hence unaccountable to the American people. In June 2018, the judge granted a joint motion of the plaintiffs and the CFPB to stay the litigation but denied their motion to stay the compliance date of the 2017 Final Rule. In September 2018, the plaintiffs sought leave to seek a preliminary injunction against the 2017 Final Rule. In November 2018, the court reversed course and on its own initiative granted a stay of the 2017 Final CFPB Rule’s compliance date pending further order of the court. It continued in force its stay of the lawsuit. Potentially, this stay in the effective date could be lifted by the court before or after the August 19, 2019 date established by the 2017 Final CFPB Rule. At this time, we are unable to predict whether and when the 2017 Final Rule and 2019 Proposed Rules will go into effect and, if so, whether and how they might be further modified or quantify the impact on our business and operations.

Our industry is strictly regulated everywhere we operate, and these regulations could have a material adverse effect on our business and results of operations.
We are subject to substantial regulation everywhere we operate. In the U.S. and Canada, our business is subject to a variety of statutes and regulations enacted by government entities at the federal, state or provincial, and municipal levels. These regulations affect our business in many ways, and include regulations relating to:

•	the amount we may charge in interest rates and fees;

•
the terms of our loans (such as maximum and minimum durations), repayment requirements and limitations, number and frequency of loans, maximum loan amounts, renewals and extensions, required repayment plans and reporting and use of state-wide databases;

•	underwriting requirements;

•	collection and servicing activity, including initiation of payments from consumer accounts;

•	the establishment and operation of CSOs or CABs;

•	licensing, reporting and document retention;

•	unfair, deceptive and abusive acts and practices;

•	discrimination;

•	disclosures, notices, advertising and marketing;

•	loans to members of the military and their dependents;

•	requirements governing electronic payments, transactions, signatures and disclosures;

•	check cashing;

•	money transmission;

•	currency and suspicious activity recording and reporting;

•	privacy and use of personally identifiable information and consumer data, including credit reports;

•	anti-money laundering and counter-terrorist financing requirements, including currency and suspicious transaction recording and reporting;

•	posting of fees and charges; and

•
repossession practices in certain jurisdictions where we operate as a title lender, including requirements regarding notices and prompt remittance of excess proceeds for the sale of repossessed automobiles.

For a more detailed description of the regulations to which we are subject and the regulatory environment in the jurisdictions in which we operate see “Regulatory Environment and Compliance” in this Annual Report.

These regulations, outside of our control, affect our business in many ways, including affecting the loans and other products we can offer, the prices we can charge, the other terms of our loans and other products, the customers to whom we are allowed to lend, how we obtain our customers, how we communicate with our customers, how we pursue repayment of our loans and many others. Consequently, these restrictions adversely affect our loan volume, revenues, delinquencies and other aspects of our business, including our results of operations.
Additionally, in June 2018, we discontinued the use of secondary payment cards for affected borrowers who do not explicitly reauthorize the use of secondary payment cards. For these borrowers, in the event we cannot obtain payment through the bank account or payment card listed on the borrower’s application, we must rely exclusively on other collection methods, such as delinquency notices and/or collection calls. The discontinuation for affected borrowers of our current use of secondary cards will increase collections costs and reduce collections effectiveness. Even in advance of the effective date of the 2017 Final CFPB Rule (and even if the 2017 Final CFPB Rule does not become effective), it is possible that we will make further changes to our payment practices in a manner that will increase costs and/or reduce revenues.
The California Financing Law caps rates on loans under $2,500 but imposes no limit on loans of $2,500 or more. The California Department of Business Oversight (the “DBO”) has suggested that the interest rate cap applies to loans in an original principal amount of $2,500 or more that are partially prepaid shortly after origination to reduce the principal balance below $2,500. While we disagree with this interpretation of the law, we nevertheless entered into a consent order with the DBO addressing the matter with the DBO to eliminate the cost, distraction and risks of potential litigation.
If we fail to adhere to applicable laws and regulations, we could be subject to fines, civil penalties and other relief that could have a material adverse effect our business and results of operations.
The governmental entities that regulate our business have the ability to sanction us and obtain redress for violations of these regulations, either directly or through civil actions, in a variety of different ways, including:

•	ordering remedial or corrective actions, including changes to compliance systems, product terms and other business operations;

•	imposing fines or other monetary penalties, including for substantial amounts;

•	ordering the payment of restitution, damages or other amounts to customers, including multiples of the amounts charged;

•	requiring disgorgement of revenues or profits from certain activities;

•	imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;

•	subjecting our operations to additional regulatory examinations during a remediation period;

•	revoking licenses required to operate in particular jurisdictions;

•	ordering the closure of one or more stores; and

•	other impactful consequences.

The regulatory environment in which we operate is very complex, which increases our costs of compliance and the risk that we may fail to comply in ways that could have a material adverse effect our business.
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
Current and future legal, class action and administrative proceedings directed toward our industry or us may have a material adverse effect on our results of operations, cash flows and financial condition.
We have been the subject of administrative proceedings and lawsuits, as well as class actions, in the past, and may be involved in future proceedings, lawsuits or other claims. Other companies in our industry have also been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans. We could be adversely affected by interpretations of state, federal, foreign and provincial laws in those legal and regulatory proceedings, even if we are not a party to those proceedings. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought in the future.
We may incur significant expenses associated with the defense or settlement of current or future lawsuits, the potential exposure for which is uncertain. The adverse resolution of legal or regulatory proceedings, whether by judgment or settlement, could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or monetary penalties or modify or terminate our operations in particular local, state, provincial or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention from our senior officers and other management personnel that would otherwise be spent on other aspects of our business, and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of proceedings may also result in significant cash payouts, foregoing future revenues and modifications to our operations. Additionally, an adverse judgment or settlement in a lawsuit or regulatory proceeding could in certain circumstances provide a basis for the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition and our ability to service our debt obligations.
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
Approximately 45 different Texas municipalities have enacted ordinances that regulate aspects of products offered under our CAB programs, including loan sizes and repayment terms. The Texas ordinances have forced us to make substantial changes to the loan products we offer and have resulted in litigation initiated by the City of Austin challenging the terms of our modified loan products. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September

2017, the Travis County court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits has not been scheduled. Accordingly, we will not have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere and would force us to restructure the loans we arrange in Texas.
The regulations to which we are subject change from time-to-time, and future changes, including some that have been proposed, could restrict us in ways that have a material adverse effect on our business and results of operations.
The laws and regulations to which we are subject change from time-to-time, and there has been a general increase in the volume and burden of laws and regulations that apply to us in the jurisdictions in which we operate, at the federal, state, provincial and municipal levels. We describe certain proposed laws and regulations that could apply to our business in greater detail under “Business” in this Annual Report.
At the U.S. federal level for example, in 2017, the CFPB adopted the CFPB Rule and a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts (the “CFPB Anti-Arbitration Rule”). However, Congress overturned the CFPB Anti-Arbitration Rule in October 2017 and the CFPB has announced plans to reconsider the CFPB Rule, or at least the ATR provisions thereof. Additionally, the CFPB has announced tentative plans to propose rules affecting debt collection, debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states, including most recently Ohio and Colorado, that would prohibit or severely restrict our short-term consumer lending. We, along with others in the short-term consumer loan industry, intend to continue to inform and educate federal, state and local legislators and regulators and to oppose legislative or regulatory actions and ballot initiatives that would prohibit or severely restrict short-term consumer loans. Nevertheless, if changes in law with that effect were taken nationwide or in states in which we have a significant number of stores, such changes could have a material adverse effect on our business and results of operations.
In Canada, most of the provinces have proposed or enacted legislation or regulations that limit the amount that lenders offering single-pay loans may charge or that limit certain business practices of single-pay lenders. Some provinces have also proposed or enacted legislation or regulations that impose a higher regulatory burden on installment loans or open-end loans that are determined to be “high cost.” In the U.K., Parliament and the applicable regulatory bodies have been expanding laws and regulations applicable to our industry. These include preparations by the U.K.’s Treasury, or Treasury, and FCA for the U.K. leaving the E.U. The Treasury is in the process of amending its rules to ensure that certain E.U. regulations and directives continue to apply following Brexit as well as introducing rules of conduct and similar duties of responsibility applicable to certain of our senior managers and other employees (effective beginning in December 2019). There are ongoing regulatory reviews relating to the consumer credit market including a review of high-cost short-term credit providers approach to responsible lending along with forthcoming regulatory changes with the wider high-cost credit products.
We expect that the interest in increasing the regulation of our industry will continue. It is possible that the laws and regulations currently proposed, or other future laws and regulations, will be enacted and will adversely affect our pricing, product mix, compliance costs or other business activities in a way that is detrimental to our results of operations.
Judicial decisions or new legislation could potentially render our arbitration agreements unenforceable.
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
Our use of pre-dispute arbitration provisions will remain dependent on whether courts continue to enforce these provisions. We take the position that the Federal Arbitration Act (the “FAA”) requires that arbitration agreements containing class action waivers of the type we use be enforced in accordance with their terms. In the past, a number of courts, including the California and Nevada Supreme Courts, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court in a 5-4 decision in AT&T Mobility v. Concepcion held that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. Our arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued to find reasons to find arbitration agreements unenforceable following the Concepcion decision. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre-dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. Further, it is possible that anti-arbitration legislation could be enacted. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase to our costs to litigate and settle customer disputes and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.
The U.S. Congress and Trump administration may make substantial changes to fiscal, political, regulatory and other federal policies that may adversely affect our business, financial position, operating results and cash flows.

Changes in general economic or political policies in the U.S. could adversely affect our business. For example, the current administration under President Donald Trump has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, immigration laws, tax laws, corporate governance laws and corporate fuel economy standards, that could have a positive or negative impact on our business.

Risks Relating to Owning Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided in the past and may provide guidance in the future about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgment about our future performance, including projected revenues, key consumer trends such as allowance and the timing of regulatory approvals. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. The assumptions used or judgment applied to our current state to project future operating and financial results may be inaccurate and could result in a material reduction in the price of our common stock. Our business results may also vary significantly from our guidance or our analyst’s consensus due to a number of factors which are outside of our control and which could adversely affect our operations and financial results. Furthermore, if we make downward revisions of our previously announced guidance, as we made in February 2019 for the year ended December 31, 2018, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. If one or more of the security or industry analysts that covers us downgrades our shares or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.

Future sales of shares by existing stockholders could cause our stock price to decline.

A majority of our outstanding shares of common stock are held by a relatively small number of our stockholders. Sales of a substantial number of shares of our common stock in the public market by our significant stockholders or pursuant to new issuances by us, or the perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As of December 31, 2018, we had 46,412,231 shares of our common stock outstanding, of which 28,812,962 shares are held by our affiliates and subject to the resale restrictions of Rule 144 under the Securities Act. As of December 31, 2018, holders of a majority of approximately 32,542,555 shares, or 70%, of our outstanding common stock have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.

Your ownership interest in us could rank junior to and be diluted by future offerings of debt or equity securities. Similarly, your ownership interest in us will be diluted by future awards or exercises of outstanding stock options under our equity incentive plans.

If we issue debt securities in the future, which would rank senior to shares of our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. We could also issue preferred equity, which would have superior rights relative to our common stock, including with respect to voting and liquidation.
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
Similarly, any future awards of equity to our employees and the exercise of outstanding stock options by employees will dilute your ownership interest in us. As of December 31, 2018, we had options outstanding that, if fully exercised, would result in the issuance of approximately 1,445,332 shares of our common stock. All of the shares of our common stock issuable upon the exercise of options have been registered under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, except for shares held by affiliates, who will be subject to the resale restrictions under the Securities Act.
We are currently subject to a securities class action lawsuit, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.
In December 2018, a putative securities class action lawsuit was filed against us and our chief executive officer, chief financial officer and chief operating officer. While we are, and will continue to, vigorously contest this lawsuit, we cannot determine the final resolution of the lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse effect on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors. We discuss this lawsuit further in Note 17, "Contingent Liabilities" of the Notes to the Consolidated Financial Statements.
We are no longer an “emerging growth company” and, as a result, we are subject to increased disclosure and governance requirements. The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly with the loss of emerging growth company status.
We qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, through August 27, 2018. The loss of emerging growth company status has substantially increased our compliance costs and makes some activities more time consuming and costly. In particular, we incurred significant expenses and devoted substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and these expenditures of resources will continue. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
As a public company, we are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations, which continue to evolve over time, has increased our legal and financial compliance costs, will make some activities more difficult, time-consuming or costly, will increase demand on our employees, systems and resources and will divert management's time and attention from revenue generating activities. Given these requirements, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations.
The additional burdens of complying with being a public company along with following new rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
The market price of our common stock may be volatile.

The stock market is highly volatile. As a result, the market price and trading volume for our common stock may also be highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	our ability to accurately forecast our financial results;

•	the public’s reaction to our press releases, financial guidance and other public announcements, and filings with the SEC;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock;

•	market and industry perception of our level of success in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and other regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival or departure of members of senior management or other key personnel;

•	the number of shares that are publicly traded;

•	sales of common stock by us, our investors or members of our management team;

•	factors affecting the industry in which we operate, including competition, innovation, regulation, the economy and other factors; and

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

Following periods of volatility in the market price of a company’s securities, stockholders may file securities class action lawsuits against a company. Our involvement in a class action lawsuit, such as the lawsuit described above in “--We are currently subject to a securities class action lawsuit, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows" could be costly to defend and divert our senior management’s attention and, if adversely determined, could involve substantial damages that may not be covered by insurance.
Our common stock has relatively low trading volume and an active trading market for our common stock may not develop, which could further depress the market price for our common stock.
Our common stock is relatively thinly traded and our average daily trading volume is relatively low compared to the number of shares of common stock that are outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it more difficult for a stockholder to sell their shares of common stock quickly. As a result of our stock being thinly traded and/or current levels of our stock price, institutional investors might not be interested in owning our common stock. Given the limited trading history of our common stock, an active trading market for our common stock may not be sustained, which could adversely impact your ability to sell your shares of common stock and could depress the market price of those shares.
The FFL Holders and Founder Holders together own more than 50% of our common stock, and their interests may conflict with ours or yours in the future.
At December 31, 2018, FFL Holders and Founder Holders owned approximately 19.74% and 42.34%, respectively, of our outstanding common stock. As a result, the FFL Holders and the Founder Holders collectively have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the FFL Holders together with Founder Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the FFL Holders together with the Founder Holders could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

In connection with the completion of our IPO, we entered into the Amended and Restated Investors Rights Agreement with certain of our existing stockholders, including the Founder Holders and Freidman Fleisher & Lowe Capital Partners II, L.P. (and its affiliated funds, the “FFL Funds”), whom we collectively refer to as the principal holders. Pursuant to the Amended and Restated Investors Rights Agreement, we have agreed to register the sale of shares of our common stock held by the stockholders party thereto under certain circumstances. We completed a registration pursuant to these registration rights in May 2018.
The FFL Holders and their affiliated funds are in the business of making investments in companies and may from time-to-time acquire and hold interests in businesses that compete directly or indirectly with us.
Provisions in our charter documents could discourage a takeover that stockholders may consider favorable.
Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. Among other things, these provisions:

•	permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that our board of directors is expressly authorized to amend or repeal any provision of our bylaws;

•	restrict the forum for certain litigation against us to Delaware;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

•	establish a classified board of directors with three staggered classes of directors, where directors may only be removed for cause (unless we de-classify our board of directors);

•	require that actions to be taken by our stockholders be taken only at an annual or special meeting of our stockholders, and not by written consent; and

•	establish certain limitations on convening special stockholder meetings.

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
Any decision to declare and pay dividends will be dependent on a variety of factors, including earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. The terms of our indebtedness limits our ability to pay dividends to holders of our common stock. As a result, you should not rely on an investment in our common stock to provide dividend income and the success of an investment in our common stock may depend upon an appreciation in its value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we leased 213 stores in the U.S. and 200 stores in Canada. Our operating lease agreements for the buildings in which we operate expire at various times through 2030, and the majority of the leases have an original term of five years plus two optional five-year renewal options. Most of the leases have escalation clauses and several also require payment of certain periodic costs, including maintenance, insurance and property taxes. We lease our principal executive offices, which are located in Wichita, Kansas. We also maintain a financial technology office in Chicago, administrative offices in Canada and centralized collections facilities in each of the countries that we operate. Until February 25, 2019, we maintained an administrative office and centralized collections facility in the U.K. See Note 18, "Operating Leases" of the Notes to Consolidated Financial Statements for additional information on our operating leases with real estate entities that are related to us through common ownership.

ITEM 3. LEGAL PROCEEDINGS
See Note 17, "Contingent Liabilities" of the Notes to Consolidated Financial Statements for a summary of our legal proceedings and claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE on December 7, 2017, under the symbol "CURO." Prior to this date there was no public market for our common stock.

Holders

As of February 1, 2019, there were 108 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Dividends

Our board of directors has discretion to determine whether to pay dividends in the future based on a variety of factors, including our earnings, cash flow generation, financial position, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options and Vest of Restricted Stock Units(1)	(B) Weighted Average Exercise Price of Outstanding Options(2)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity compensation plans approved by stockholders	1,354,710	$3.56	3,452,952
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,354,710	$3.56	3,452,952
(1) This amount includes shares to be issued upon settlement of 294,360 shares underlying unvested stock options and 1,060,350 shares underlying unvested RSU's.
(2) This amount represents only the stock options outstanding as of December 31, 2018, since RSU awards do not have an exercise price.
(3) This amount represents securities issuable under the 2017 Incentive Plan which is comprised of only RSU's as of December 31, 2018.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides the information with respect to purchases made by us of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share

December 7, 2018(1)	158,238	$12.17
(1) Represents shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 11, "Share-Based Compensation" of the Notes to Consolidated Financial Statements for additional details on our stock-based compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the four years ended December 31, 2018. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report and our audited Consolidated Financial Statements and related Notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Annual Report. We provide certain non-GAAP financial measures in the table below because our management finds these measures useful in evaluating the performance and underlying operations of our business. We provide a detailed description of these non-GAAP financial measures and how we use them, including applicable reconciliations, under "Supplemental Non-GAAP Financial Information" below.

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015
Selected Statement of Operations Data:
Revenue	$1,094,311	$963,633	$828,596	$813,131
Gross Margin	340,897	349,237	293,256	238,601
Net income	(22,053)	49,153	65,444	17,769
Adjusted Net Income(1)	89,523	79,074	66,411	24,656
Diluted Earnings per Share	$(0.48)	$1.25	$1.69	$0.46
Adjusted Diluted Earnings per Share(4)	$1.86	$2.02	$1.71	$0.63
EBITDA(2)	82,630	193,250	191,260	120,006
Adjusted EBITDA(3)	217,790	232,215	189,361	130,876
Adjusted EBITDA Margin	19.9%	24.1%	22.9%	16.1%
Gross Margin Percentage	31.2%	36.2%	35.4%	29.3%
Diluted Weighted Average Shares(4)	45,815	39,277	38,803	38,895
Adjusted Diluted Weighted Average Shares(4)	47,965	39,277	38,803	38,895
Selected Balance Sheet Data:
Gross Loans Receivable	$596,787	$432,837	$286,196	$252,180
Less: allowance for loan losses	(79,384)	(69,568)	(39,192)	(32,948)
Loans receivable, net	$517,403	$363,269	$247,004	$219,232
Total assets	$919,617	$859,731	$780,798	$666,017
Long-term debt	804,140	706,225	477,136	561,675
(1) Adjusted Net Income is defined as Net income plus or minus certain non-cash or other adjusting items.
(2) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization.
(3) Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, plus or minus certain non-cash or other adjusting items.
(4) We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If we record a loss from continuing operations under U.S. GAAP, shares outstanding utilized to calculate Diluted Earnings Per Share from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings Per Share from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under U.S. GAAP.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income plus or minus gain (loss) on extinguishment of debt, restructuring and other costs, goodwill and intangible asset impairments, transaction-related costs, U.K. redress and related costs, share-based compensation, intangible asset amortization and cumulative tax effect of applicable adjustments, on a total and per share basis);

•	EBITDA (earnings before interest, income taxes, depreciation and amortization);

•	Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items); and

•	Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our Consolidated Financial Statements).

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with the Company's U.S. GAAP results, provide a more complete understanding of factors and trends affecting the business.

We believe that investors regularly rely on non-GAAP financial measures, such as Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA, to assess operating performance and that such measures may highlight trends in the business that may not otherwise be apparent when relying on financial measures calculated in accordance with U.S. GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe that Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, Adjusted Earnings per Share, EBITDA and/or Adjusted EBITDA when reporting their results.

In addition to reporting loans receivable information in accordance with U.S. GAAP, we provide Gross Combined Loans Receivable consisting of owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Consolidated Financial Statements. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We provide non-GAAP financial information for informational purposes and to enhance understanding of the U.S. GAAP Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with U.S. GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Description and Reconciliations of Non-GAAP Financial Measures
Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our income or cash flows as reported under U.S. GAAP. Some of these limitations are:

•	they do not include cash expenditures or future requirements for capital expenditures or contractual commitments;

•	they do not include changes in, or cash requirements for, working capital needs;

•	they do not include the interest expense, or the cash requirements necessary to service interest or principal payments on debt;

•	depreciation and amortization are non-cash expense items reported in the statements of cash flows; and

•	other companies in our industry may calculate these measures differently, limiting their usefulness as comparative measures.

We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If the Company records a loss from continuing operations under U.S. GAAP, shares outstanding utilized to calculate Diluted Earnings per Share from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings per Share from continuing operations reflect the number of diluted shares the Company would have reported if reporting net income from continuing operations under U.S. GAAP.

As noted above, Gross Combined Loans Receivable includes loans originated by third-party lenders through CSO programs which are not included in the Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the lender. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.
We evaluate stores based on revenue per store, provision for losses at each store and store-level EBITDA, with consideration given to the length of time a store has been open and its geographic location. We monitor newer stores for their progress to profitability and their rate of revenue growth.
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

Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and, through February 25, 2019, the United Kingdom ("U.K") and are a market leader in our industry based on revenues. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as the “Curo Platform,” seamlessly integrates customer acquisition loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and over 15 years of loan performance data to efficiently and effectively score our customers’ loan applications. From 2010 through December 31, 2018, we have extended $17.1 billion in total credit across approximately 43.8 million total loans.

We operate in the U.S. under two principal brands, “Speedy Cash” and “Rapid Cash,” and we launched our online brand “Avio Credit” in the U.S. in the second quarter of 2017. In Canada, our stores are branded “Cash Money” and we offer “LendDirect” Installment loans online and at certain stores. In the U.K., through February 25, 2019, we operated online as “Wage Day Advance” and "Juo Loans" and, prior to their closure in the third quarter of 2017, our stores were branded “Speedy Cash.” As of December 31, 2018, our store network consisted of 413 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states, five Canadian provinces and the U.K.

Recent Developments

Metabank. In April 2018, we announced that we expect to begin offering U.S. consumers a new line of credit product through a relationship with MetaBank® ("Meta"), a wholly-owned subsidiary of Meta Financial Group, Inc. CURO and Meta are currently developing the pilot launch. We do not expect the Meta relationship to contribute to our financial results until 2020.

Secondary Offering and Underwriter Option. On May 21, 2018, certain of our stockholders sold shares of our common stock pursuant to an underwritten public offering, at a price to the public of $23.00 per share. The underwriters subsequently partially exercised their option to purchase additional shares of our common stock from certain of these selling stockholders, which together with the May offering, totaled more than 5.5 million shares. We did not sell any shares in the offering and did not receive any proceeds from the sale of the shares offered by the selling stockholders in the offering.

Credit facilities: For recent developments related to our Senior Secured Notes, SPV facilities and other resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

U.K. Developments. On February 25, 2019, we announced that a proposed Scheme of Arrangement ("SOA"), as described in our Form 8-K dated January 31, 2019, related to CTL, will not be implemented. We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of our U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators in respect of both of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019.

In our Form 8-K dated January 31, 2019, our results of operations included a $30.3 million expense comprised of (i) a proposed $23.6 million fund to settle historical redress claims and (ii) $6.7 million in advisory and other costs that would be required to execute the SOA. We subsequently concluded that pursuant to ASC 450, Contingencies, the SOA did not represent an estimate of loss for the redress loss contingency but instead was offered in ongoing negotiation of a potential compromised settlement with creditors. Therefore, the settlement offered through the SOA did not meet the recognition threshold pursuant to ASC 450 and should not have been accrued as a contingent liability for customer redress claims as of December 31, 2018. Our Form 8-K filed March 1, 2019 appropriately included $4.6 million of fourth quarter 2018 redress costs and related charges which represents known claims as of December 31, 2018. See Item 9A., "Controls and Procedures" for further discussion of the material weakness in internal controls over improper or incomplete application of technical GAAP standards and related interpretations of complex or non-routine matters.

Components of Our Results of Operations

Effects of Inflation

The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, prolonged periods of deflation could adversely affect the degree to which we are able to increase sales through price increases.

Revenue

We offer a variety of loan products including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. Revenue in our Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Installment loans are fully amortizing loans with a fixed payment amount due each period during the term of the loan. We record revenue from Installment loans on a simple-interest basis. Unsecured and Secured Installment revenue includes interest income, CSO fees, and non-sufficient funds or returned-items fees on late or defaulted payments on past-due loans (to which we refer collectively as “late fees”). Late fees comprise less than 1% of Installment revenues. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

Open-End loans are a revolving line-of-credit with no defined loan term. We record revenue from Open-End loans on a simple-interest basis. Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

Single-Pay loans are primarily payday loans. We recognize revenues from Single-Pay loan products each period on a constant-yield basis ratably over the term of each loan. We defer recognition of unearned fees based on the remaining term of the loan at the end of each reporting period. Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.

We also provide a number of ancillary financial products including check cashing, proprietary reloadable prepaid debit cards (Opt+), money transfer services, gold buying, credit protection insurance in the Canadian market, and retail installment sales.

Provision for Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb such losses based primarily on our analysis of historical loss rates by products containing similar risk characteristics. The allowance for losses on our Company-owned gross loans receivables reduces the outstanding gross loans receivables balance in the consolidated balance sheets. The liability for estimated incurred losses related to Loans Guaranteed by the Company under CSO programs is reported in "Liability for losses on CSO lender-owned consumer loans" in the consolidated balance sheets. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.

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
The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2017, which we refer to throughout this Annual Report as the Q1 2017 Loss Recognition Change.
The change affected comparability to prior periods as follows:

•	Gross Combined Loans Receivable—balances in 2017 included Installment loans that were up to 90 days past-due with related accrued interest, while balances in prior periods did not include these loans.

•	Revenues—for the year ended December 31, 2017, revenues included accrued interest on past-due loan balances, while revenues in prior periods did not include these amounts.

•	Provision for Losses—prospectively, loans charged off on day 91 included accrued interest. Thus, we adjusted allowance coverage rates in 2017 to include both principal and accrued interest.

For a full discussion of the change, see Note 1, “Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements.

Hurricane Harvey Impact

In an effort to help our store and online customers in the affected areas of Houston, Corpus Christi and the surrounding areas, we waived loan payments that were due during the period from August 25, 2017 to September 8, 2017. This affected approximately 22,500 customers and amounted to approximately $3.0 million in total loan payments. The waived payments and losses on secured installment loans in the market increased our provision for losses by approximately $3.3 million. Property damage to our 18 stores in the affected areas was not material. Our stores in the Texas markets resumed normal operations in September 2017.

Cost of Providing Services

Salaries and Benefits

Salaries and benefits include personnel-related costs for our store operations, including salaries, benefits and bonuses and are driven by the number of employees.

Occupancy

Occupancy and equipment includes rent expense for our leased facilities, as well as depreciation, maintenance, insurance and utility expense.

Office

Office includes expenses related to software, computer hardware, bank service charges, credit scoring charges and other office supplies.

Other Costs of Providing Services

Our other costs of providing services includes expenses related to operations such as processing fees, collections expense, security expense, taxes, repairs and professional fees.

Advertising

All advertising costs are expensed as incurred. Advertising includes costs associated with attracting, retaining and/or reactivating customers as well as creating awareness for the brands we promote. We have internal creative, web and print design capabilities and we rarely outsource those services. The use of third parties is limited to mass-media production and placement. Advertising expense also includes costs for all marketing activities including paid search, advertising on social networking sites, affiliate programs, direct response television, radio air time and direct mail.

Operating Expense

Corporate, District and Other Expenses

Corporate and district expenses include costs such as salaries and benefits associated with our corporate and district-level employees, as well as other corporate-related costs such as rent, insurance, professional fees, utilities, travel and entertainment expenses and depreciation expense. Other (income) and expense includes the foreign currency impact to our intercompany balances, gains or losses on foreign currency exchanges and disposals of fixed assets and other miscellaneous income and expense amounts.

Interest Expense

Interest expense primarily includes interest related to our Senior Secured Notes, our Non-Recourse SPV facilities and our Senior Revolver.

Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

The following table summarizes revenue by product, including CSO fees, for 2018 and 2017:

	Year Ended				Year Ended
	December 31, 2018				December 31, 2017
(in thousands)	U.S.	Canada	U.K.	Total	U.S.	Canada	U.K.	Total
Unsecured Installment	$509,883	$13,399	$38,439	$561,721	$435,745	$19,013	$25,485	$480,243
Secured Installment	110,677	—	—	110,677	100,981	—	—	100,981
Open-End	106,230	35,733	—	141,963	73,308	188	—	73,496
Single-Pay	107,545	111,447	10,799	229,791	107,553	147,617	13,624	268,794
Ancillary	18,806	31,353	—	50,159	20,142	19,591	386	40,119
Total revenue	$853,141	$191,932	$49,238	$1,094,311	$737,729	$186,409	$39,495	$963,633

During the year ended December 31, 2018, total lending revenue (excluding revenues from ancillary products) grew $120.6 million, or 13.1%, to $1,044.2 million, compared to the prior year, predominantly driven by growth in Installment loans in the U.S. and U.K. and Open-End loans in the U.S. and Canada. Geographically, revenue in the U.S., Canada and U.K. grew 15.6%, 3.0% and 24.7%, respectively, with Canada being affected negatively by product mix shift away from Single-Pay loans. From a product perspective, Unsecured Installment revenues rose 17.0% and Secured Installment revenues rose 9.6% because of loan growth. Single-Pay revenues were affected by regulatory changes in Canada (rate changes in Ontario and British Columbia) leading to a shift to Open-End loans as well as a continued general product shift away from Single-Pay. Open-End revenues rose 93.2% on the introduction of Open-End products in Canada and Virginia and on organic growth in the U.S. Open-End loan balances in Canada, where we began offering the product in the fourth quarter of 2017, grew $150.9 million year-over-year. Ancillary revenues increased 25.0% versus the prior year primarily due to non-lending revenue in Canada.

The following table summarizes revenue by product for 2017 and 2016:

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

Total lending revenue (excluding revenues from ancillary products) grew $131.1 million, or 16.5%, to $923.5 million, compared to the prior year period. Growth was driven predominantly by Unsecured and Secured Installment loan revenue. Unsecured installment loan revenues rose 45.2% on related origination increase of 46.4%. Secured Installment revenues increased 24.0% on related origination increase of 33.2%. Single-Pay revenues were affected primarily by regulatory changes in Canada (rate changes in Ontario and British Columbia and product changes in Alberta). U.S. and U.K. Single-Pay revenues also decreased 8.6% and 37.8%, respectively, because of continued mix shift from Single-Pay to Installment and Open-End products. Ancillary revenues increased 10.8% versus the same period a year ago primarily due to insurance revenue in Canada, partially offset by a decrease in check cashing fees. U.K. revenue increased $5.8 million, or 17.1% ($7.8 million, or 23.0%, on a constant currency basis).

Loan Volume and Portfolio Performance Analysis

The following table summarizes Company-Owned gross loans receivable, a GAAP balance sheet measure, and reconciles it to gross combined loans receivable, a non-GAAP measure(1) including loans originated by third-party lenders through CSO programs, which are not included in the consolidated financial statements but from which we earn revenue and for which we provide a guarantee to the lender:

	Three Months Ended
(in millions)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Company-owned gross loans receivable	$596.8	$567.7	$444.6	$389.8	$432.8	$393.4	$350.3	$304.8
Gross loans receivable guaranteed by the Company	80.4	78.8	69.2	57.1	78.8	71.2	62.1	57.8
Gross combined loans receivable(1)	$677.2	$646.5	$513.8	$446.9	$511.6	$464.6	$412.4	$362.6
(1) See a description of non-GAAP Financial Measures in "Supplemental Non-GAAP Financial Information" above.

The following table presents gross combined loans receivable by product:

Gross combined loans receivable increased $165.6 million, or 32.4%, to $677.2 million as of December 31, 2018 compared to $511.6 million at December 31, 2017. Geographically, gross combined loans receivable grew 14.0%, 100.9% and 28.9%, respectively, in the U.S., Canada and U.K., explained further by product in the following sections.

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable during the quarter ended December 31, 2018 increased from the prior year quarter due to growth in the U.S., primarily in California and our CSO programs, as well as growth in the U.K.

Gross combined Unsecured Installment loan balances grew $20.1 million, or 7.4%, compared to December 31, 2017, despite a decline in Canada of $29.3 million due to mix shift to Open-End. Excluding Canada, gross combined Unsecured Installment loan balances increased 21.8% year-over-year. Canada was negatively impacted by the growth and customer preference of Open-End during 2018, as further discussed below. In Canada, total Unsecured Installment loan originations declined $22.4 million, or 72.3%, from the fourth quarter of 2017 also due to mix shift; U.S. originations were up $19.4 million, or 11.0%, versus the prior-year quarter.

The net charge-off ("NCO") rate for Company Owned Unsecured Installment loans in the fourth quarter of 2018 increased approximately 350 bps from the fourth quarter of 2017, primarily due to geographic mix shift from Canada to the U.S. and U.K. Canada Unsecured Installment balances were down $29.3 million compared to the prior year due to shifting customer preference from that product to Open-End, while U.S. Company Owned balances grew $38.1 million due to customer demand and greater advertising spend. As a result, the U.S. percentage mix of total Company Owned Unsecured Installment loan balances rose from 69.7% to 81.7% year-over-year. The level of NCO rates in the U.S. and U.K. is higher than Canada, so the relative growth in the U.S. balances resulted in an overall increase in the consolidated NCO rate. The NCO rate for the U.S. also increased (approximately 160 bps) year-over-year due to broader qualifications for credit limit increases ("CLI"). While CLIs generally result in modestly higher NCO rates in the related loan vintages, the growth in net revenue over the life of such vintages more than covers the higher NCO rates. In addition, NCO rates in the fourth quarter of 2017 were lowered by the pattern of monthly growth in that quarter.

The required Unsecured Installment Allowance for loan losses as a percentage of Gross Company Owned Unsecured Installment loans receivable ("Allowance Coverage") remained consistent sequentially on a consolidated basis. Although NCO rates increased sequentially, consistent with normal seasonal trends, the past-due rate was flat and evaluation of collection experience required Allowance Coverage at a level similar to the level in the third quarter 2018.

NCO rates for Unsecured Installment loans Guaranteed by the Company increased 400 bps compared to the same quarter in 2017. Approximately half of the increase was due to broader qualification for CLIs. As described above, NCO rates increase as a result of CLIs but growth in net revenue more than covers the increased NCO rates. The remainder of the increase was due to the timing of loan growth in the fourth quarter of 2017, which occurred sequentially from November to December and distorted the relationship between NCO dollars and quarterly average loan balances. NCO rates and past-due rates for Unsecured Installment loans Guaranteed by the Company improved sequentially by 320 bps and 90 bps, respectively, resulting in the required CSO liability for losses coverage to decrease from 16.8% to 15.0% in the fourth quarter of 2018.

	2018				2017
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Unsecured Installment loans:
Revenue - Company Owned	$81,152	$75,077	$63,404	$66,004	$67,800
Provision for losses - Company Owned (1)	44,484	39,025	27,434	27,477	29,967
Net revenue - Company Owned	$36,668	$36,052	$35,970	$38,527	$37,833
Net charge-offs - Company Owned (1)	$44,455	$31,403	$29,734	$33,410	$32,944
Revenue - Guaranteed by the Company	$75,559	$73,514	$60,069	$66,942	$69,078
Provision for losses - Guaranteed by the Company (1)	37,352	39,552	26,974	23,556	34,001
Net revenue - Guaranteed by the Company	$38,207	$33,962	$33,095	$43,386	$35,077
Net charge-offs - Guaranteed by the Company (1)	$38,522	$37,995	$25,667	$30,743	$32,984
Unsecured Installment gross combined loans receivable:
Company Owned	$214,107	$211,565	$179,414	$171,432	$196,306
Guaranteed by the Company (2) (3)	77,451	75,807	66,351	54,332	75,156
Unsecured Installment gross combined loans receivable (2) (3)	$291,558	$287,372	$245,765	$225,764	$271,462
Unsecured Installment Allowance for loan losses (4)	$42,873	$43,066	$35,277	$37,916	$43,755
Unsecured Installment CSO liability for losses (4)	$11,582	$12,750	$11,193	$9,886	$17,072
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	20.0%	20.4%	19.7%	22.1%	22.3%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans Guaranteed by the Company	15.0%	16.8%	16.9%	18.2%	22.7%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$57,050	$54,618	$40,272	$39,273	$44,963
Unsecured Installment gross loans guaranteed by the Company	$11,708	$12,120	$10,319	$8,410	$12,480
Past-due Unsecured Installment gross loans receivable -- percentage (3)	26.6%	25.8%	22.4%	22.9%	22.9%
Past-due Unsecured Installment gross loans Guaranteed by the Company -- percentage (3)	15.1%	16.0%	15.6%	15.5%	16.6%
Unsecured Installment other information:
Originations - Company Owned	$131,754	$142,347	$128,146	$99,418	$135,284
Originations - Guaranteed by the Company (2)	$89,319	$91,828	$84,082	$60,593	$82,326
Provision as a percentage of gross loans receivable - Company Owned	20.8%	18.4%	15.3%	16.0%	15.3%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	48.2%	52.2%	40.7%	43.4%	45.2%
(1) As part of improvements made to our financial reporting processes in 2018, we reclassified certain provision expense and NCO activity in fourth quarter 2017 to be consistent with current period presentation. We added approximately $1.1 million to the fourth quarter 2017 Provision Expense and Net charge offs for loans Guaranteed by the Company.

(2) Includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements.
(3) Non-GAAP measure. See a description of Non-GAAP financial measures in "Supplemental Non-GAAP Financial Information" above.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment gross combined loans receivable balances as of December 31, 2018 increased by $3.1 million, or 3.3%, compared to December 31, 2017, primarily due to organic growth in Arizona, while related Secured Installment revenue grew 6.3% because of the related loan growth. Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross loans receivable increased sequentially from 12.4% to 13.2%, primarily driven by an increase in NCO rates during the fourth quarter of 2018 because Arizona's loans tend to have relatively higher yields and loss rates than our average secured installment loans.

	2018				2017
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Secured Installment loans:
Revenue	$29,482	$28,562	$25,777	$26,856	$27,732
Provision for losses (1)	12,035	10,188	7,650	6,640	9,246
Net revenue	$17,447	$18,374	$18,127	$20,216	$18,486
Net charge-offs (1)	$11,132	$9,285	$9,003	$8,669	$9,997
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (2)(3)	$95,922	$94,194	$87,434	$82,534	$92,817
Secured Installment Allowance for loan losses and CSO liability for losses(4)	$12,616	$11,714	$10,812	$12,165	$14,194
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	13.2%	12.4%	12.4%	14.7%	15.3%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$17,835	$17,754	$15,246	$14,756	$16,554
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (3)	18.6%	18.8%	17.4%	17.9%	17.8%
Secured Installment other information:
Originations (2)	$49,217	$51,742	$53,597	$34,750	$48,577
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	12.5%	10.8%	8.7%	8.0%	10.0%
(1) As part of improvements made to our financial reporting process in 2018, we reclassified certain provision expense and NCO activity in fourth quarter 2017 to be consistent with current period presentation. We removed approximately $0.8 million from fourth quarter 2017 Provision Expense and Net-charge offs.

(2) Includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements.
(3) Non-GAAP measure. See a description of Non-GAAP financial measures in "Supplemental Non-GAAP Financial Information" above.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.

Open-End Loans

Open-End loan balances as of December 31, 2018 increased by $159.4 million, or 332.4%, compared to December 31, 2017, primarily due to the aforementioned launch of Open-End products in Canada, which amounted to $150.9 million of the total loan growth. Open-End balances in Canada grew $19.4 million sequentially from the third quarter of 2018 ($28.2 million on a constant currency basis), to $158.1 million in the fourth quarter of 2018. Remaining year-over-year loan growth was driven by the introduction of Open-End loans in Virginia in the third quarter of 2017 and growth in seasoned markets, such as Tennessee and Kansas.

The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable was flat sequentially and declined year-over-year primarily due to geographic mix shift, Open-End loans in Canada require lower allowance coverage than Open-End loans in the U.S. At December 31, 2018, Canadian Open-End gross loans receivable comprised 76.2% of the total Open- End product, compared to 15.0% at December 31, 2017. In addition, the allowance for loan losses as a percentage of Open-End gross loans receivable declined modestly in the U.S. because of a 330 bps sequential improvement in NCO rates from continued seasoning of the U.S. portfolio, particularly in Virginia and Tennessee. Additionally, in Canada run-rate growth is stabilizing after the Ontario launch and net charge-offs as a percentage of gross loans receivable improved sequentially in the fourth quarter of 2018 by nearly 280 bps.

	2018				2017
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Open-End loans:
Revenue	$47,228	$40,290	$27,222	$27,223	$21,154
Provision for losses	28,337	31,686	14,848	11,428	8,334
Net revenue	$18,891	$8,604	$12,374	$15,795	$12,820
Net charge-offs	$25,218	$23,579	$11,924	$10,972	$6,799
Open-End gross loan balances:
Open-End gross loans receivable	$207,333	$184,067	$91,033	$51,564	$47,949
Allowance for loan losses	$19,901	$18,013	$9,717	$6,846	$6,426
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	9.6%	9.8%	10.7%	13.3%	13.4%
Provision as a percentage of gross loans receivable	13.7%	17.2%	16.3%	22.2%	17.4%

Single-Pay

Single-Pay revenue and related loans receivable during the three months ended December 31, 2018 declined year-over-year compared to the prior year period, primarily due to regulatory changes in Canada (rate changes in Ontario and British Columbia) that accelerated the shift to Open-End loans, as well as a continued general product shift away from Single-Pay to Installment and Open-End loans in all three countries. The aforementioned Open-End growth in Canada ($150.9 million year-over-year) in part came at the expense of Single-Pay loan balances, which shrank year-over-year by $16.0 million. The Single-Pay Allowance for loan losses as a percentage of gross loans receivable increased from 4.7% to 5.4%, sequentially, primarily as a result of new rules in certain provinces in Canada requiring an extended payment plan structure for customers taking multiple loans within a condensed period of time.

	2018				2017
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Single-Pay loans:
Revenue	$51,279	$53,205	$61,602	$63,705	$70,868
Provision for losses	12,923	13,511	14,527	11,302	17,952
Net revenue	$38,356	$39,694	$47,075	$52,403	$52,916
Net charge-offs	$12,173	$13,927	$14,543	$12,698	$17,362
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$82,375	$80,867	$89,575	$87,075	$99,400
Single-Pay Allowance for loan losses	$4,419	$3,768	$4,372	$4,485	$5,915
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	5.4%	4.7%	4.9%	5.2%	6.0%

Results of Operations - CURO Group Consolidated Operations

Condensed Consolidated Statements of Operations

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$1,094,311	$963,633	$130,678	13.6%
Provision for losses	443,232	326,226	117,006	35.9%
Net revenue	651,079	637,407	13,672	2.1%
Advertising costs	68,333	52,058	16,275	31.3%
Non-advertising costs of providing services	241,849	236,112	5,737	2.4%
Total cost of providing services	310,182	288,170	22,012	7.6%
Gross margin	340,897	349,237	(8,340)	(2.4)%
Operating expense
Corporate, district and other	186,536	154,973	31,563	20.4%
Interest expense	84,356	82,684	1,672	2.0%
Loss on extinguishment of debt	90,569	12,458	78,111	#
Restructuring costs	—	7,393	(7,393)	(100.0)%
Total operating expense	361,461	257,508	103,953	40.4%
Net (loss) income before taxes	(20,564)	91,729	(112,293)	#
Provision for income taxes	1,489	42,576	(41,087)	(96.5)%
Net (loss) income	$(22,053)	$49,153	$(71,206)	#
# Change greater than 100% or not meaningful.
Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Year Ended December 31,
(in thousands except per share data)	2018	2017	Change $	Change %
Net income	$(22,053)	$49,153	$(71,206)	(144.9)%
Adjustments:
Loss on extinguishment of debt (1)	93,830	12,458
Restructuring costs (2)	—	7,393
U.K. redress and related costs (3)	36,228	—
Legal settlement costs (4)	(289)	4,311
Transaction-related costs(5)	—	5,573
Share-based cash and non-cash compensation(6)	8,210	10,446
Intangible asset amortization	2,805	2,502
Impact of tax law changes(7)	(1,610)	4,635
Cumulative tax effect of adjustments	(27,598)	(17,397)
Adjusted Net Income	$89,523	$79,074	$10,449	13.2%

Net (loss) income	$(22,053)	$49,153
Diluted Weighted Average Shares Outstanding(8)(10)	45,815	39,277
Adjusted Diluted Weighted Average Shares Outstanding(8)(10)	47,965	39,277
Diluted (Loss) Earnings per Share(8)(10)	$(0.48)	$1.25	$(1.73)	(138.4)%
Per Share impact of adjustments to Net Income(8)(10)	2.34	0.76
Adjusted Diluted Earnings per Share(8)(10)	$1.86	$2.01	$(0.15)	(7.5)%

Reconciliation of Net income to EBITDA and Adjusted EBITDA, non-GAAP measures

	Year Ended December 31,
(dollars in thousands)	2018	2017	Change $	Change %
Net income	$(22,053)	$49,153	$(71,206)	(144.9)%
Provision for income taxes	1,489	42,576	(41,087)	(96.5)%
Interest expense	84,356	82,684	1,672	2.0%
Depreciation and amortization	18,838	18,837	1	—%
EBITDA	82,630	193,250	(110,620)	(57.2)%
Loss on extinguishment of debt (1)	90,569	12,458
Restructuring costs (2)	—	7,393
U.K. redress and related costs (3)	36,228	—
Legal settlement costs (4)	(289)	4,311
Transaction related costs (5)	—	5,573
Share-based cash and non-cash compensation (6)	8,210	10,446
Other adjustments (9)	442	(1,216)
Adjusted EBITDA	$217,790	$232,215	$(14,425)	(6.2)%
Adjusted EBITDA Margin	19.9%	24.1%
(1) For the year ended December 31, 2018, the $90.6 million of loss on extinguishment of debt was comprised of (i) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CFTC 12.00% Senior Secured Notes due 2022, (ii) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes and (iii) $9.7 million incurred in the fourth quarter of 2018 for the redemption of the Non-Recourse U.S. SPV Facility. The $69.2 million of loss on extinguishment incurred in the third quarter of 2018 was comprised of a $54.0 million make whole premium and $15.2 million of deferred financing costs, net of premium/discounts. An additional $3.3 million is included in related costs for the year ended December 31, 2018 for duplicative interest paid through October 11, 2018 prior to repayment of the remaining 12.00% Senior Secured Notes and the Non-Recourse U.S. SPV Facility.

For the year ended December 31, 2017, the $12.5 million loss from the extinguishment of debt was due to the redemption of CURO Intermediate Holding Corp.'s ("CURO Intermediate") 10.75% Senior Secured Notes due 2018 and the 12.00% Senior Cash Pay Notes due 2017.

(2) Restructuring costs of $7.4 million for the year ended December 31, 2017 were due to the closure of the remaining 13 U.K. stores.
(3) U.K. redress and related costs of $36.2 million for the year ended December 31, 2018 includes $13.7 million of customer redress claims and related costs and $22.5 million of goodwill impairment cost.

(4) Legal settlements for the year ended December 31, 2018 includes (i) a $1.8 million reduction of the liability related to our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans, (ii) a securities class action lawsuit and (iii) settlement of certain matters in California and Canada. Legal settlements for the year ended December 31, 2017 includes $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al., and $2.0 million for our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans. For more information, see Note 18, "Contingent Liabilities" of the Notes to Consolidated Financial Statements included in the Company's Form 10-K filed with the SEC on March 13, 2018.

(5) Transaction-related costs include professional fees paid in connection with potential transactions, expenses related to our IPO on December 7, 2017, expenses related to the issuance of $135.0 million additional Senior Secured Notes due 2022 in the fourth quarter of 2017 and the original issuance of $470.0 million of Senior Secured Notes due 2022 in the first quarter of 2017.

(6) We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(7) As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), which became law on December 22, 2017, we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax; based upon additional interpretations and finalization of our 2017 income tax returns, the total repatriation tax was further adjusted in the fourth quarter of 2018, producing a tax benefit of $2.8 million in the fourth quarter. This resulted in a net tax benefit of $1.6 million for the full year.

(8) The share and per share information have been adjusted to give effect to the 36-to-1 split of our common stock that occurred during the fourth quarter of 2017.
(9) Other adjustments include deferred rent and the intercompany foreign exchange impact. Deferred rent represents the non-cash component of rent expense. Rent expense is recognized ratably on a straight-line basis over the lease term.

(10) We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If we record a loss from continuing operations under U.S. GAAP, shares outstanding utilized to calculate Diluted Earnings Per Share from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings Per Share from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under U.S. GAAP.

Revenue and Net Revenue

Revenue increased $130.7 million, or 13.6%, to $1,094.3 million for the year ended December 31, 2018 from $963.6 million for the year ended December 31, 2017. On a year-over-year basis, U.S. revenue increased 15.6% driven by volume growth. Canada revenue increased 3.0%, as volume growth offset yield compression from regulatory impacts on Single-Pay loan rates and a significant product mix-shift to Open-End loans. U.K. revenue increased 24.7%.

The provision for losses increased $117.0 million, or 35.9%, to $443.2 million for the year ended December 31, 2018 from $326.2 million for the year ended December 31, 2017. As further described in the "Segment Analysis" below, the increase in the provision was greater than the revenue growth, primarily as a result of loan growth, upfront provisioning on Open-End loan volumes and mix shift away from Single-Pay loans.

Cost of Providing Services

The total cost of providing services increased $22.0 million, or 7.6%, to $310.2 million for the year ended December 31, 2018, as compared to $288.2 million for the year ended December 31, 2017, primarily because of higher advertising costs associated with the revenue growth of 13.6%.

Operating Expenses

Corporate, district and other expenses increased $31.6 million, or 20.4%, primarily due to $22.5 million of goodwill impairment charges, $5.1 million of asset impairment charges and $11.5 million of U.K. customer redress costs, offset by lower year-over-year share-based cash and non-cash compensation, transaction costs and legal settlements as described above. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—U.K. Segment Results" below for further explanations on the customer redress costs.

Provision for Income Taxes

The effective income tax benefit rate for the year ended December 31, 2018 was (7.2)% compared to an effective income tax expense rate of 46.4% for the year ended December 31, 2017. As a result of the 2017 Tax Act, the statutory U.S. federal corporate income tax rate decreased from 35% in 2017 to 21%, effective in 2018. The provision for income tax as of December 31, 2018 includes a net accrual reduction of $1.6 million for adjustments to estimates of the tax on prior years' foreign repatriation as the result of additional interpretative guidance from the IRS issued in 2018. Excluding this benefit from tax expense and excluding the U.K. redress and related costs described above, the effective income tax rate for full year 2018 would have been 23.5%.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017 - Segment Analysis

We report financial results for three reportable segments: the U.S., Canada and the U.K. Following is a summary of results of operations for the segment and period indicated:

U.S. Segment Results	Year Ended December 31,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$853,141	$737,729	$115,412	15.6%
Provision for losses	348,611	267,491	81,120	30.3%
Net revenue	504,530	470,238	34,292	7.3%
Advertising costs	48,832	36,148	12,684	35.1%
Non-advertising costs of providing services	170,870	166,875	3,995	2.4%
Total cost of providing services	219,702	203,023	16,679	8.2%
Gross margin	284,828	267,215	17,613	6.6%
Corporate, district and other	112,761	120,803	(8,042)	(6.7)%
Interest expense	80,381	82,495	(2,114)	(2.6)%
Loss on extinguishment of debt	90,569	12,458	78,111	#
Total operating expense	283,711	215,756	67,955	31.5%
Segment operating income	1,117	51,459	(50,342)	(97.8)%
Interest expense	80,381	82,495	(2,114)	(2.6)%
Depreciation and amortization	13,823	13,643	180	1.3%
EBITDA	95,321	147,597	(52,276)	(35.4)%
Loss on extinguishment of debt	90,569	12,458	78,111
Legal settlement cost	(408)	4,311	(4,719)
Other adjustments	219	(110)	329
Transaction related costs	—	5,573	(5,573)
Share-based cash and non-cash compensation	8,210	10,290	(2,080)
Adjusted EBITDA	$193,911	$180,119	$13,792	7.7%
# Change greater than 100% or not meaningful.

U.S. revenues increased by $115.4 million, or 15.6%, to $853.1 million for the year ended December 31, 2018.

U.S. revenue growth was driven by a $54.4 million, or 14.0%, increase in gross combined loans receivable, to $441.9 million at December 31, 2018, from $387.5 million at December 31, 2017. Unsecured Installment receivables increased year-over-year $40.4 million, or 19.1%. Open-End receivables increased $8.5 million, or 20.9%, compared to the prior year period, primarily driven by the 2017 third quarter introduction of Open-End loans in Virginia and organic growth in Tennessee and Kansas. Secured

Installment loan receivables increased from the prior year period by $3.1 million, or 3.3%, while CSO and Single-Pay receivables grew 3.1% and 5.6%, respectively.

The increase of $81.1 million, or 30.3%, in provision for losses was driven in part by the 14.0% increase in gross combined loans receivable of $54.4 million and higher NCOs as a percentage of average gross loans receivable. The provision for loan losses and related loan portfolio performance is further analyzed under “Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance--Loan Volume and Portfolio Performance Analysis” above.

The U.S. cost of providing services was $219.7 million, an increase of $16.7 million, or 8.2%, compared to $203.0 million for the year ended December 31, 2017. The increase was primarily due to $12.7 million, or 35.1%, higher advertising costs. Advertising costs were elevated in 2018 compared to 2017 primarily because of the expansion of Avio loans and the mix shift to online.

The $8.0 million decrease in corporate, district and other operating expenses was primarily due to $2.1 million lower share-based compensation expense, lower variable compensation costs for financial performance and lower professional fees, offset by increased investment in technology, analytical and professional talent and incremental costs of being a public company.

Canada Segment Results	Year Ended December 31,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$191,932	$186,408	$5,524	3.0%
Provision for losses	72,989	45,075	27,914	61.9%
Net revenue	118,943	141,333	(22,390)	(15.8)%
Advertising costs	10,531	10,415	116	1.1%
Non-advertising costs of providing services	67,770	62,968	4,802	7.6%
Total cost of providing services	78,301	73,383	4,918	6.7%
Gross margin	40,642	67,950	(27,308)	(40.2)%
Corporate, district and other	19,640	16,952	2,688	15.9%
Interest expense	4,001	201	3,800	#
Total operating expense	23,641	17,153	6,488	37.8%
Segment operating income	17,001	50,797	(33,796)	(66.5)%
Interest expense	4,001	201	3,800	#
Depreciation and amortization	4,514	4,546	(32)	(0.7)%
EBITDA	25,516	55,544	(30,028)	(54.1)%
Legal settlements	119	—	119
Share-based cash and non-cash compensation	—	156	(156)
Other adjustments	277	(1,071)	1,348
Adjusted EBITDA	$25,912	$54,629	$(28,717)	(52.6)%
# Change greater than 100% or not meaningful.
Canada revenue rose $5.5 million, or 3.0%, to $191.9 million, for the year ended December 31, 2018, from $186.4 million in the prior year. Revenue growth in Canada benefited from the significant asset growth and accelerated product transition from Single-Pay and Unsecured Installment loans to Open-End loans. Single-Pay yields were affected adversely by regulatory rate changes in Alberta, Ontario and British Columbia. Currency translation for the period did not have a significant impact on net revenue compared to the prior year.

Single-Pay revenue decreased $36.2 million, or 24.5%, to $111.4 million for the year ended December 31, 2018, and Single-Pay ending receivables decreased $16.0 million, or 30.5%, to $36.6 million from $52.6 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes that lowered pricing year-over-year.

Canadian non-Single-Pay revenue increased $41.7 million, or 107.5%, to $80.5 million compared to $38.8 million in the same period a year ago on $121.5 million, or 234.0%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017 and significant expansion of the Open-End product in Ontario in the third and fourth quarters of 2018.

The provision for losses increased $27.9 million, or 61.9%, to $73.0 million for the year ended December 31, 2018 compared to $45.1 million in the prior-year period, primarily because of loan volumes and mix shift from Single-Pay loans to Unsecured Installment and Open-End loans.

The cost of providing services in Canada increased $4.9 million, or 6.7%, to $78.3 million for the year ended December 31, 2018, compared to $73.4 million in the prior year. The increase was due primarily to $4.8 million, or 7.6%, higher non-advertising costs of providing services compared to the prior year, reflecting $2.2 million of loan servicing costs associated with Canada's increased loan portfolio and $1.1 million of additional compensation expense related to an increase in headcount from LendDirect store openings. The remaining increase is primarily related to occupancy expenses from higher store counts, as we opened seven LendDirect stores during 2018.

Operating expenses increased $6.5 million, or 37.8%, to $23.6 million in the year ended December 31, 2018, from $17.2 million in the prior year. Corporate, district and other expenses increased $2.7 million, due to increased collections and customer support payroll expenses, increased volumes, expansion of the LendDirect business and product shifts from Single-Pay and Unsecured Installment to Open-End loans. Additionally, interest expense increased $3.8 million, due to the Non-Recourse Canada SPV Facility commenced in August 2018.

U.K. Segment Results	Year Ended December 31,
(dollars in thousands)	2018	2017	Change $	Change %
Revenue	$49,238	$39,496	$9,742	24.7%
Provision for losses	21,632	13,660	7,972	58.4%
Net revenue	27,606	25,836	1,770	6.9%
Advertising costs	8,970	5,495	3,475	63.2%
Non-advertising costs of providing services	3,209	6,269	(3,060)	(48.8)%
Total cost of providing services	12,179	11,764	415	3.5%
Gross margin	15,427	14,072	1,355	9.6%
Corporate, district and other	54,135	17,218	36,917	214.4%
Interest income	(26)	(12)	(14)	#
Restructuring and other costs	—	7,393	(7,393)	#
Total operating expense	54,109	24,599	29,510	#
Segment operating loss	(38,682)	(10,527)	(28,155)	#
Interest income	(26)	(12)	(14)	#
Depreciation and amortization	501	648	(147)	(22.7)%
EBITDA	(38,207)	(9,891)	(28,316)	#
U.K. redress and related costs	36,228	—	36,228
Other adjustments	(54)	(35)	(19)
Restructuring and other costs	—	7,393	(7,393)
Adjusted EBITDA	$(2,033)	$(2,533)	$500	19.7%
# Change greater than 100% or not meaningful

U.K. revenue improved $9.7 million, or 24.7%, to $49.2 million for the year ended December 31, 2018 compared to $39.5 million in the prior year. On a constant currency basis, revenue rose $8.2 million, or 20.7%. Provision for losses increased $8.0 million, and, on a constant currency basis, increased $7.3 million, or 53.3%, due to volume growth.

The cost of providing services in the U.K. increased $0.4 million, or 3.5%, for the year ended December 31, 2018, compared to the prior year period. On a constant currency basis, the cost of providing services remained flat year-over-year.

Corporate, district and other expenses increased $36.9 million, or 214.4%, to $54.1 million for the year ended December 31, 2018, as compared to the prior year period, which includes (i) $22.5 million of goodwill impairment, (ii) $5.1 million of intangible asset and property and equipment impairment charges as a result of the U.K. Subsidiaries placement into administration on February 25, 2019 and (iii) $11.5 million of customer redress costs.

Results of Operations - CURO Group Consolidated Operations

Condensed Consolidated Statements of Operations

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$963,633	$828,596	$135,037	16.3%
Provision for losses	326,226	258,289	67,937	26.3%
Net revenue	637,407	570,307	67,100	11.8%
Advertising costs	52,058	43,921	8,137	18.5%
Non-advertising costs of providing services	236,112	233,130	2,982	1.3%
Total cost of providing services	288,170	277,051	11,119	4.0%
Gross margin	349,237	293,256	55,981	19.1%
Operating (income) expense
Corporate, district and other	154,973	124,274	30,699	24.7%
Interest expense	82,684	64,334	18,350	28.5%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449	#
Restructuring costs	7,393	3,618	3,775	#
Total operating expense	257,508	185,235	72,273	39.0%
Net income before taxes	91,729	108,021	(16,292)	(15.1)%
Provision for income taxes	42,576	42,577	(1)	—%
Net income	$49,153	$65,444	$(16,291)	(24.9)%
# Change greater than 100% or not meaningful.

Reconciliation of Net Income and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Year Ended December 31,
(dollars in thousands except per share data)	2017	2016	Change $	Change %
Net income	$49,153	$65,444	$(16,291)	(24.9)%
Adjustments:
Loss (gain) on extinguishment of debt (1)	12,458	(6,991)
Restructuring costs (2)	7,393	3,618
Legal settlement costs(3)	4,311	—
Transaction-related costs(4)	5,573	329
Share-based cash and non-cash compensation(5)	10,446	1,148
Intangible asset amortization	2,502	3,492
Impact of tax law changes(6)	4,635	—
Cumulative tax effect of adjustments	(17,397)	(629)
Adjusted Net Income	$79,074	$66,411	$12,663	19.1%

Net income	$49,153	$65,444
Diluted Weighted Average Shares Outstanding	39,277	38,803
Diluted Earnings per Share	$1.25	$1.69	$(0.44)	(26.0)%
Per Share impact of adjustments to Net Income	0.76	0.02
Adjusted Diluted Earnings per Share	$2.01	$1.71	$0.30	17.5%
# Change greater than 100% or not meaningful.

Reconciliation of Net income to EBITDA and Adjusted EBITDA, non-GAAP measures

	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Net income	$49,153	$65,444	$(16,291)	(24.9)%
Provision for income taxes	42,576	42,577	(1)	—%
Interest expense	82,684	64,334	18,350	28.5%
Depreciation and amortization	18,837	18,905	(68)	(0.4)%
EBITDA	193,250	191,260	1,990	1.0%
Loss (gain) on extinguishment of debt (1)	12,458	(6,991)
Restructuring costs (2)	7,393	3,618
Legal settlement costs(3)	4,311	—
Transaction related costs(4)	5,573	329
Share-based cash and non-cash compensation(5)	10,446	1,148
Other adjustments(7)	(1,216)	(3)
Adjusted EBITDA	$232,215	$189,361	$42,854	22.6%
Adjusted EBITDA Margin	24.1%	22.9%
(1) For the year ended December 31, 2017, the $12.5 million loss from extinguishment of debt was due to the redemption of CURO Intermediate's 10.75% Senior Secured Notes due 2018 and our 12.00% Senior Cash Pay Notes due 2017. For the year ended December 31, 2016, the $7.0 million gain resulted from the purchase of CURO Intermediate Holdings' 10.75% Senior Secured Notes in September 2016.

(2) Restructuring costs of $7.4 million for the year ended December 31, 2017 were due to the closure of the remaining 13 U.K. stores. Restructuring costs of $3.6 million for the year ended December 31, 2016 primarily represented the elimination of certain corporate positions in our Canadian headquarters and the costs incurred related to the closure of six underperforming stores in Texas.

(3) Legal settlements of $4.3 million for the year ended December 31, 2017 includes $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al., and $2.0 million for our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans. See litigation discussion in Note 17, "Contingent Liabilities" in the Notes to the Consolidated Financial Statements for further detail.

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

(6) As a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), we revalued our deferred tax assets and deferred tax liabilities to reflect expected value at utilization, resulting in a $3.5 million net tax benefit. In addition, in accordance with this law, we recognized an $8.1 million tax expense related to the tax now assessed on unrepatriated earnings from our Canada operations.

(7) Other adjustments include deferred rent and the foreign exchange translation impact of intercompany accounts. Deferred rent represents the non-cash component of rent expense. Rent expense is recognized ratably on a straight-line basis over the lease term.

Revenue and Net Revenue

Revenue increased $135.0 million, or 16.3%, to $963.6 million for the year ended December 31, 2017 from $828.6 million for the prior year period. U.S. revenue increased $130.9 million on volume growth, the U.K. increased $5.8 million and Canada decreased $1.7 million due to regulatory impacts on rates and product mix.

Provision for losses increased by $67.9 million, or 26.3%, to $326.2 million for the year ended December 31, 2017 from $258.3 million for the prior year because of higher origination volumes and higher loan balances.

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

Interest expense in 2017 increased by approximately $18.4 million which was the result of accrued interest on the retired notes through the redemption notice period and increased debt outstanding.

Provision for Income Taxes

The effective tax rate for the year ended December 31, 2017 was 46.4% compared to 39.4% for the prior year. As a result of the 2017 Tax Act, the full year effective tax rate includes a net one-time charge of $3.9 million from adjustments to deferred tax assets and liabilities and recognition of tax expense related to Canadian earnings that have not been repatriated. Excluding the impact of the 2017 Tax Act, the effective tax rate for full-year 2017 was 41.4%.
The remaining change in the effective tax rate from the prior year was primarily due to U.K. operations. The 2017 U.K. results included $7.4 million of restructuring costs related to the closure of the remaining 13 U.K. stores. We recorded a 100% valuation allowance against the resulting deferred tax asset and therefore did not recognize the related tax benefit.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016 - Segment Analysis

We report financial results for three reportable segments: the U.S., Canada and the U.K. Following are a recap of results of operations for the segment and period indicated:

U.S. Segment Results	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$737,729	$606,798	$130,931	21.6%
Provision for losses	267,491	207,748	59,743	28.8%
Net revenue	470,238	399,050	71,188	17.8%
Advertising costs	36,148	30,340	5,808	19.1%
Non-advertising costs of providing services	166,875	164,382	2,493	1.5%
Total cost of providing services	203,023	194,722	8,301	4.3%
Gross margin	267,215	204,328	62,887	30.8%
Corporate, district and other	120,803	88,539	32,264	36.4%
Interest expense	82,495	64,276	18,219	28.3%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449	#
Restructuring and other costs	—	1,726	(1,726)	#
Total operating expense	215,756	147,550	68,206	46.2%
Segment operating income	51,459	56,778	(5,319)	(9.4)%
Interest expense	82,495	64,276	18,219	28.3%
Depreciation and amortization	13,643	13,196	447	3.4%
EBITDA	147,597	134,250	13,347	9.9%
Loss (gain) on extinguishment of debt	12,458	(6,991)	19,449
Restructuring and other costs	—	1,726	(1,726)
Legal settlement cost	4,311	—
Other adjustments	(110)	128	(238)
Transaction-related costs	5,573	329	5,244
Share-based cash and non-cash compensation	10,290	1,148	9,142
Adjusted EBITDA	$180,119	$130,590	$49,529	37.9%
# Change greater than 100% or not meaningful.

Full year U.S. revenue grew by $130.9 million, or 21.6%, to $737.7 million. U.S. revenue growth was driven by a $49.4 million, or 18.0%, increase in gross combined loans receivable (excluding past-due loans) to $323.6 million at December 31, 2017 compared to $274.2 million in the prior year period. We experienced strong volume growth in Unsecured Installment originations which increased year-over-year $131.9 million, or 27.4%. Secured Installment originations grew $45.9 million, or 33.2%, compared to the same period a year ago.

The increase of $59.7 million, or 28.8%, in provision for losses was primarily driven by the previously-mentioned increase in gross combined loans receivable and related origination volumes as well as the Q1 2017 Loss Recognition Change.

U.S. cost of providing services for the year ended December 31, 2017 were $203.0 million, an increase of $8.3 million, or 4.3%, compared to $194.7 million for the year ended December 31, 2016. The increase was due primarily to $5.8 million, or 19.1%, higher marketing spend, as well as increases in volume-driven expenses and store security and maintenance costs.

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
# Change greater than 100% or not meaningful.

Revenue in Canada was affected by product transition in Alberta from Single-Pay loans to Unsecured Installment loans and the impact of regulatory rate changes in Ontario and British Columbia.
Non-Alberta Single-Pay revenue decreased $1.1 million, or 0.8%, to $146.2 million for 2017 and was affected by lower rates from provincial regulatory changes effective January 1, 2017. The impact of the rate changes was offset by higher origination volumes resulting in a modest increase in related revenue. Single-Pay ending receivables (excluding Alberta) increased $9.1 million, or 20.9%, to $52.6 million from $43.5 million in the prior year period.
Because of regulatory changes in Alberta, we converted Single-Pay customers to Unsecured Installment loans during December 2016, resulting in $22.7 million of Unsecured Installment loans outstanding at the end of 2016. As of December 31, 2017, $43.7 million of Unsecured Installment and Open-End receivables were outstanding in Alberta.

The provision for losses rose $5.2 million, or 12.9%, to $45.1 million for full year 2017 compared to $39.9 million in the prior year period. As in the U.S., the increase was due to higher loan origination volume and the shift in Alberta from Single-Pay to Unsecured Installment loans.

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

U.K. Segment Results	Year Ended December 31,
(dollars in thousands)	2017	2016	Change $	Change %
Revenue	$39,496	$33,720	$5,776	17.1%
Provision for losses	13,660	10,624	3,036	28.6%
Net revenue	25,836	23,096	2,740	11.9%
Advertising costs	5,495	4,886	609	12.5%
Non-advertising costs of providing services	6,269	7,921	(1,652)	(20.9)%
Total cost of providing services	11,764	12,807	(1,043)	(8.1)%
Gross margin	14,072	10,289	3,783	36.8%
Corporate, district and other	17,218	18,561	(1,343)	(7.2)%
Interest income	(12)	(27)	15	(55.6)%
Restructuring and other costs	7,393	994	6,399	#
Total operating expense	24,599	19,528	5,071	26.0%
Segment operating loss	(10,527)	(9,239)	(1,288)	13.9%
Interest income	(12)	(27)	15	(55.6)%
Depreciation and amortization	648	882	(234)	(26.5)%
EBITDA	(9,891)	(8,384)	(1,507)	18.0%
Other adjustments	(35)	242	(277)
Restructuring and other costs	7,393	994	6,399
Adjusted EBITDA	$(2,533)	$(7,148)	$4,615	64.6%
# Change greater than 100% or not meaningful

U.K. revenue improved $5.8 million, or 17.1%, to $39.5 million for the year ended December 31, 2017 from $33.7 million in the prior year period. On a constant currency basis, revenue was up $7.8 million, or 23.0%. Provision for losses increased $3.0 million, or 28.6%, and increased $3.7 million, or 34.5%, on a constant currency basis, due to growth in Installment loan receivables.
The cost of providing services in the U.K. decreased slightly from the prior year period because of third quarter 2017 store closures. On a constant currency basis the cost of providing services decreased $0.4 million, or 3.1%.
Operating expenses increased $5.1 million, or 26.0%, from the prior year period, and on a constant currency basis increased $6.3 million, or 32.4%, due to restructuring costs from closing the 13 remaining stores during the third quarter of 2017. Excluding the store closure costs, operating expenses decreased $1.3 million, or 7.2%, because of reduced headquarters and contact center headcount and lower professional fees.

Store count

As of December 31, 2018, we had 413 stores in 14 U.S. states and seven provinces in Canada, which included the following:

•
213 U.S. locations: Texas (90), California (36), Nevada (18), Arizona (13), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2), and Mississippi (2)

•	200 Canadian locations: Ontario (131), Alberta (27), British Columbia (26), Saskatchewan (6), Nova Scotia (5), Manitoba (4), and New Brunswick (1)

Online: We lend online in 27 states in the U.S., five provinces in Canada, and, through February 25, 2019, in England, Wales, Scotland and Northern Ireland in the U.K.

From January 1, 2017 through December 31, 2018 we opened 10 LendDirect stores in Canada. During the same period we closed 17 stores: three stores in Texas that primarily were underperforming former Money Box stores, one store in Canada due to a lease that was not renewed and the remaining 13 store locations in the U.K. as part of an overall plan to reduce operating losses in light of ongoing regulatory and market changes in the U.K.

Store counts as of date are depicted below.

	U.S.	Canada	U.K.	Total
January 1, 2017 store count	216	191	13	420
De novo store openings	—	3	—	3
Closed stores	(2)	(1)	(13)	(16)
December 31, 2017 store count	214	193	—	407
De novo store openings	—	7	—	7
Closed stores	(1)	—	—	(1)
December 31, 2018 store count	213	200	—	413

Currency Information

We operate in the U.S., Canada and, through February 25, 2019, the U.K. and report our consolidated results in U.S. dollars.

Changes in our reported revenues and net income include the effect of changes in currency exchange rates. We translate all balance sheet accounts into U.S. dollars at the currency exchange rate in effect at the end of each period. We translate the statement of operations at the average rates of exchange for the period. We record currency translation adjustments as a component of Accumulated Other Comprehensive Income in stockholders’ equity.

Constant Currency Analysis

We have operations in the U.S., Canada, and, through February 25, 2019, the U.K. For the years ended December 31, 2018 and 2017, approximately 22.0% and 23.4%, respectively, of our revenues were originated in foreign currencies. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the respective currencies.

Years Ended December 31, 2018 and 2017

	Average Exchange Rates Year Ended December 31,		Change
	2018	2017	$	%
Canadian Dollar	$0.7720	$0.7710	$0.0010	0.1%
British Pound Sterling	$1.3355	$1.2884	$0.0471	3.7%

Years Ended December 31, 2017 and 2016

	Average Exchange Rates Year Ended December 31,		Change
	2017	2016	$	%
Canadian Dollar	$0.7710	$0.7551	$0.0159	2.1%
British Pound Sterling	$1.2884	$1.3552	($0.0668)	(4.9)%

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

We calculated the revenues and gross margin below for the year ended December 31, 2018 using the actual average exchange rate for the year ended December 31, 2017.

	Year Ended December 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenues – constant currency basis:
Canada	$191,908	$186,408	$5,500	3.0%
United Kingdom	47,680	39,496	8,184	20.7%
Gross margin - constant currency basis:
Canada	$40,463	$67,950	$(27,487)	(40.5)%
United Kingdom	15,024	14,072	952	6.8%
We calculated the revenues and gross margin below for the year ended December 31, 2017 using the actual average exchange rate for the year ended December 31, 2016.

	Year Ended December 31,		Change
(dollars in thousands)	2017	2016	$	%
Revenues – constant currency basis:
Canada	$182,295	$188,078	$(5,783)	(3.1)%
United Kingdom	41,486	33,720	7,766	23.0%
Gross margin - constant currency basis:
Canada	$66,456	$78,639	$(12,183)	(15.5)%
United Kingdom	14,788	10,289	4,499	43.7%

Liquidity and Capital Resources

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, funds from third party lenders under our CSO programs, our Non-Recourse U.S. SPV Facility and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") to (i) redeem the outstanding 12.00% Senior Secured Notes due 2022 of CURO Financial Technologies Corp., the Company's wholly-owned subsidiary ("CFTC"), (ii) to repay the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of December 31, 2018, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures and meet our debt obligations. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our long-term debt consisted of the following as of December 31, 2018 and 2017 (net of deferred financing costs):

	December 31,
(dollars in thousands)	2018	2017
8.25% Senior Secured Notes (due 2025)	$676,661	$—
12.00% Senior Secured Notes (due 2022)	—	585,823
Non-Recourse U.S. SPV Facility	—	120,402
Non-Recourse Revolving Canada SPV Facility	107,479	—
Senior Revolver	20,000	—
Cash Money Revolving Credit Facility	—	—
Long-term debt	$804,140	$706,225
Available Credit Facilities and Other Resources

8.25% Senior Secured Notes

As noted above, we issued our 8.25% Senior Secured Notes in August 2018. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year. In connection with the 8.25% Senior Secured Notes, we capitalized financing costs of approximately $13.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of Long-term debt, and is being amortized over the term of the 8.25% Senior Secured Notes and included as a component of interest expense.

The extinguishment of the 12.00% Senior Secured Notes due 2022 resulted in a pretax loss of $69.2 million during the year ended December 31, 2018.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $12.5 million during the nine months ended September 30, 2017. In connection with these 2017 debt issuances, we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of Long-term debt as of December 31, 2017.

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

Non-Recourse U.S. SPV Facility and ABL Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million of revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). The loans bear interest at an annual rate of up to 12.00% plus the greater of (x) 1.0% per annum and (y) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments.

During the three months ended September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million. In October 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million during the fourth quarter of 2018.

Non-Recourse Canada SPV Facility

In August 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The Non-Recourse Canada SPV Facility is secured by a first lien against all assets of the Canada SPV Borrower, which is a special purpose vehicle into which certain eligible receivables originated by our operating entities in Canada are sold. The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. As of December 31, 2018, the carrying amount of outstanding borrowings from the Non-Recourse Canada SPV Facility was $107.5 million.

Senior Revolver

On September 1, 2017, we closed a $25.0 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). In February 2018, the Senior Revolver capacity was increased to $29.0 million. In November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 8.25% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5.00% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be reduced to $0 for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries of CURO that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The outstanding balance for the Senior Revolver was $20.0 million at December 31, 2018.

In connection with this facility we capitalized financing costs of approximately $0.1 million, the balance of which are included in the Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$10 million revolving credit facility with Royal Bank of Canada. The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of December 31, 2018 and December 31, 2017, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2018 and December 31, 2017.

Balance Sheet Changes - December 31, 2018 compared to December 31, 2017

Cash. During the year ended December 31, 2018, we fully redeemed the 12.00% Senior Secured Notes held by CFTC, our wholly-owned subsidiary. CFTC redeemed $77.5 million of the 12.00% Senior Secured Notes in the first quarter of 2018 and the remaining $527.5 million of the original outstanding principal in the third quarter of 2018. The redemptions were conducted pursuant to the Indenture at a price equal to 112.00% of the principal amount plus accrued and unpaid interest to the date of redemption. During the fourth quarter of 2018, CFTC also extinguished the outstanding indebtedness under the CURO Receivables Finance I, LLC, our wholly-owned subsidiary, five-year revolving credit facility consisting of a term loan and revolving borrowing capacity. The resulting decrease in cash was offset by (i) 1.0 million shares exercised by the underwriters on January 5, 2018 at $14 per share in connection with our IPO in December 2017 providing additional net proceeds to us of $13.1 million; (ii) issuance of $690.0 million aggregate principal amount of 8.25% Senior Secured Notes due 2025; (iii) net outstanding balance of $20.0 million on our credit facility (the facility was drawn $29.0 million at the end of the third quarter of 2018, $9.0 million of which was repaid during the fourth quarter); and (iv) $111.3 million proceeds from the Canada SPV Facility.

Restricted Cash. Restricted cash increased in 2018 due to increased cash in our consolidated wholly-owned, bankruptcy remote special purpose subsidiaries ("VIEs") from underlying loan volume growth.

Gross Loans Receivable and Allowance for Loan Losses. As explained in "Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance--Loan Volume and Portfolio Performance Analysis" above, changes in Gross Loans Receivable and related Allowance for Loan Losses were due to organic growth in Installment loans and product mix shift to Installment and Open-End loans (primarily in Canada).
Other Assets. Other assets increased because of a $2.6 million increase in the cash surrender value of life insurance used to fund our non-qualified deferred compensation plan and an additional $1.0 million investment we made in Cognical Holdings, Inc. ("Cognical Holdings") in March 2018 that increased our equity ownership from 9.4% to 10.4%. Cognical Holdings operates as a business under an online website, www.zibby.com, that facilitates the purchase of household items by underbanked consumers.

Long-term debt (including current maturities) and Accrued Interest. Changes from year-end 2017 were primarily due to the issuance of the 8.25% Senior Secured Notes due 2025 and the redemption of the 12.00% Senior Secured Notes due 2022, as previously discussed. During the third quarter of 2018, we entered into the Canadian SPV Facility and, on October 11, 2018 we used a portion of the proceeds from the 8.25% Senior Secured Notes due 2025 to pay, in full, the U.S. SPV Facility. Additionally, the Canada SPV Facilities had $111.3 million outstanding as of December 31, 2018.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated. Net cash outflows for loan originations and receipts on collections of principal of $417.5 million and $278.5 million have been reclassified from "Net cash provided by operating activities" to "Net cash used in investing activities" for the years ended December 31, 2017 and 2016, respectively, to conform to current year presentation. We determined such reclassification is required by ASC 230-10-45-12 and 13, Statement of Cash Flows. This change in classification did not impact cash flows. See Item 9A. Controls and Procedures for discussion of the material weakness in internal controls over improper or incomplete application of technical GAAP standards and related interpretations to complex or non-routine matters.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$534,464	$434,904	$329,359
Net cash used in investing activities	(620,845)	(432,851)	(297,673)
Net cash provided by (used in) financing activities	19,092	(36,691)	59,382

Years Ended December 31, 2018 and 2017

Cash Flows from Operating Activities

During the year ended December 31, 2018, our net cash provided by operating activities was $534.5 million. Contributing to current year net cash provided by operating activities were net loss of $22.1 million and expenses, primarily non-cash, of $592.5 million. Major components of non-cash expenses include depreciation and amortization of $18.8 million, provision for loan losses of $443.2 million, loss on debt extinguishment of $90.6 million, goodwill impairment charge of $22.5 million related to our U.K. reporting unit placed into administration on February 25, 2019, and share-based compensation expense of $8.2 million. Contributions from net loss and non-cash expenses were offset by changes in our operating assets and liabilities of $36.0 million. Fees and service charges on our loans receivable change represented $12.0 million of the total change in operating assets and liabilities.

Cash Flows from Investing Activities

During the year ended December 31, 2018, our net cash used in investing activities was $620.8 million, primarily reflecting the net origination of loans of $605.6 million. In addition, we used cash to purchase approximately $14.3 million of property and equipment, including software licenses, and to purchase $1.0 million of Cognical Holdings preferred shares.

Origination of loans will fluctuate from period-to-period, depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically occurs during the first quarter of the year and is driven by income tax refunds in the U.S. Typically, customers will use the proceeds from income tax refunds to pay outstanding loan balances, resulting in an increase in our net cash balances and a decrease in our consumer loans receivable balances. Consumer loans receivable balances typically reflect growth during the remainder of the year.

Cash Flows from Financing Activities

Net cash used for the year ended December 31, 2018 was $19.1 million. During 2018, we redeemed $77.5 million of our 12.00% Senior Secured Notes in the first quarter of 2018 and the remaining $527.5 million of the original outstanding principal in the third quarter of 2018 resulting from the issuance of $690.0 million aggregate principal amount of 8.25% Senior Secured Notes due 2025. During the fourth quarter of 2018, we extinguished the outstanding indebtedness under the Canada SPV Borrower, resulting in net payments of $124.6 million for the year ended December 31, 2018. As part of these extinguishments, we paid $69.7 million in call premiums. During the third quarter of 2018, we entered into a Non-Recourse Canada SPV facility which provided $117.2 million of proceeds. We also had net borrowings of $20.0 million on our Senior Revolver during 2018. Net proceeds from the issuance of common stock and proceeds from the exercise of stock options were $11.7 million as of December 31, 2018.

Years Ended December 31, 2017 and 2016

Cash Flows from Operating Activities

During the year ended December 31, 2017, our operating activities provided net cash of $434.9 million. Contributing to 2017 net cash provided by operating activities were net income of $49.2 million and non-cash expenses of $376.5 million, including depreciation and amortization, the provision for loan losses and a loss on debt extinguishment. The net contribution from changes in our operating assets and liabilities was $9.2 million.

Cash Flows from Investing Activities

During the year ended December 31, 2017, we used cash of $432.9 million primarily as a result of the increase in loans receivable, which represented $417.5 million of the total change in investing activities. In addition, we used cash to increase our restricted cash balances by approximately $4.0 million, to purchase approximately $9.8 million of property and equipment, including software licenses, and to purchase $5.6 million of Cognical Holdings preferred shares. The increase in restricted cash was primarily attributable to our Non-Recourse U.S. SPV Facility.

Loans receivable will fluctuate from period-to-period depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically takes place during the first quarter of the year and is driven by income tax refunds in the U.S. Customers receiving income tax refunds will use the proceeds to pay outstanding loan balances, resulting in an increase in our net cash balances and a decrease in our consumer loans receivable balances. Consumer loans receivable balances typically reflect growth during the remainder of the year.

Cash Flows from Financing Activities

Net cash used for the year ended December 31, 2017 was $36.7 million. We extinguished our 10.75% Senior Secured Notes for $426.0 million (which included $8.9 million of call premium) and extinguished our Senior Cash Pay Notes for $130.1 million. These payments were partially financed by proceeds of $447.6 million (net of $14.0 million of debt issuance costs and $8.5 million of discount on notes issued) from the issuance of the 12.00% Senior Secured Notes due 2022. On November 2, 2017, CFTC issued $135.0 million of additional 12.00% Senior Secured Notes due 2022. CFTC used the proceeds of this notes offering and related issuance premium to pay a $140.0 million dividend to us and, ultimately, our stockholders. We paid total dividends of $182.0 million to our stockholders during 2017. Our IPO of 6,666,667 shares of common stock at a price of $14.00 per share provided net proceeds after transaction costs of $81.1 million. We also had net borrowings of $32.9 million from our U.S. SPV Facility and our ABL Facility.

Contractual Obligations

Contractual obligations include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement or the minimum cancellation fee.

The expected timing of payments of the obligations below is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the timing of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

The following table summarizes our significant contractual obligations and commitments as of December 31, 2018:

(in thousands)	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$821,335	$20,000	$—	$111,335	$690,000
Interest on debt obligations	389,698	67,123	113,850	113,850	94,875
Operating lease obligations	115,028	27,541	44,457	28,854	14,176
Service contracts	2,914	2,539	375	—	—
Total contractual obligations and commitments (1)	$1,328,975	$117,203	$158,682	$254,039	$799,051
(1) Total contractual obligations and commitments excludes the U.K. segment as the U.K. Subsidiaries were placed into administration on February 25, 2019 as previously disclosed.

In August 2018, we issued our 8.25% Senior Secured notes due 2025. The proceeds of this issuance were used to (i) redeem the outstanding 12.00% Senior Secured Notes due 2022 of the Company's wholly-owned subsidiary, CURO Financial Technologies Corp., (ii) to repay the outstanding indebtedness under the CURO Receivables Finance I, LLC, our wholly-owned subsidiary, five-year revolving credit facility consisting of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.
In August 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). This facility matures in 2022.
We entered into operating leases for the buildings in which we operate that expire at various times through 2030. The majority of the leases have an original term of five years with two, five-year renewal options. Most of the leases have escalation clauses and several also require payment of certain period costs including maintenance, insurance and property taxes. For additional information concerning our operating leases, see Note 18, "Operating Leases" of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We originate loans in all of our store locations and online, except for our operations in Texas and Ohio. In these states, we operate as a Credit Services Organization ("CSO"), through three of our operating subsidiaries. Our CSO program in Texas is licensed as a Credit Access Business ("CAB") under Texas Finance Code Chapter 393 and regulated by the Texas Office of the Consumer Credit Commissioner. Our CSO program in Ohio is registered under the Credit Services Organization Act, Ohio Revised Code Sections 4712.01 to 4712.99, and regulated by the Ohio Department of Commerce Division of Financial Institutions.  Refer to "Critical Accounting Practices and Estimates--Credit Services Organization" below for further information on our CSO/CAB relationships.

As of December 31, 2018, the maximum amount payable under all such guarantees was $66.9 million, compared to $65.2 million at December 31, 2017. This liability is not included in our Consolidated Balance Sheets. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. The liability for incurred losses on CSO lender-owned consumer loans was $12.0 million at December 31, 2018 and $17.8 million at December 31, 2017.

Additionally, we enter into operating leases in the normal course of business. Our operating lease obligations are discussed in Note 18, "Operating Leases" of our Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We consider the following accounting policies to be critical in understanding our historical and future performance and require management's most subjective and complex judgments.

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

The aforementioned change was treated as a change in accounting estimate and is being applied prospectively, effective January 1, 2017. As a result, some credit quality metrics for 2017 may not be comparable to historical periods. Throughout the remainder of this Annual Report, we refer to the change as the Q1 2017 Loss Recognition Change.

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

In addition to the revised loss provision rates to accommodate the change in estimate, $61.0 million of past-due Installment loans were included in gross loans receivable as of December 31, 2017. Before the Q1 2017 Loss Recognition Change, no past-due loans were included in gross loans receivable.

Allowance for Loan Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb incurred losses based primarily on our analysis of historical loss or charge-off rates by products containing similar risk characteristics. The allowance for losses on our Company-owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. The liability for incurred losses related to Loans Guaranteed by the Company under CSO programs is reported in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.

We also consider delinquency trends as well as any macro-economic conditions that we believe may affect portfolio losses. If a loan is deemed to be uncollectible before it is fully reserved based on information we become aware of (e.g., receipt of customer bankruptcy notice or death), we charge off such loan at that time. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses. Any recoveries on loans previously charged to the allowance are credited to the allowance when collected.

During the year ended December 31, 2018, the Company changed its estimated allowance for loan losses for its Unsecured Installment and Secured Installment gross loans receivable and for Loans Guaranteed by the Company under CSO programs. Prior to the change in the estimate, the Company utilized historic collection experience by AR aging grouping for these products to assess losses inherent in the portfolio and incurred as of the balance sheet date. Upon further consideration, as the company now has history on performance subsequent to the Q1 2017 Loss Recognition Change, it was determined that the estimation process should be refined to utilize charge off and recovery rates and estimated loss development periods to comply with the provisions of ASC 310-10-35-41 and ASC 450-20. See Item 9A. Controls and Procedures for further discussion of the material weakness in internal controls over improper or incomplete application of technical GAAP standards and related interpretations to complex or non-routine matters.

In addition to the effect on Unsecured and Secured Installment provision rates and loan balances, the Q1 2017 Loss Recognition Change affected comparability of activity in the related allowance for loan losses. Specifically, no Unsecured or Secured Installment loans were charged-off against the allowance for loan losses in the three months ended March 31, 2017 because charge-off effectively occurs on day 91 under the revised methodology and no affected loans originated during the period reached day 91 until April 2017. Actual charge-offs and recoveries on defaulted/charged-off loans from the three months ended March 31, 2017 affected the allowance for loan losses in prospective periods. However, as discussed previously, the related net losses were recognized in the Consolidated Statements of Operations during the year ended December 31, 2017 by applying expected net loss provision rates to the related loan originations.

Credit Services Organization

Through our CSO programs, we act as a CSO/CAB on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. In Texas we offer Unsecured Installment Loans and Secured Installment Loans with a maximum term of 180 days. In Ohio we offer an Unsecured Installment Loan product with a maximum term of 18 months. As a CSO, we earn revenue by charging the customer a fee ("CSO fee") for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with us under our CSO programs, we agree, for a CSO fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan to the third-party lender if the customer fails to do so. CSO fees are calculated based on the amount of the customer’s outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans, if they go in to default.

We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. Our liability for incurred losses on CSO loans guaranteed by the Company was $12.0 million and $17.8 million at December 31, 2018 and 2017, respectively.

CSO fees are calculated based on the amount of the customer’s outstanding loan. We comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statute. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and related costs. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days and 18 months in Texas and Ohio, respectively. During the year ended December 31, 2018 and 2017, approximately 57.3% and 53.6%, respectively, of Unsecured Installment loans, and 54.5% and 53.6%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.
Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

Recently Issued Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of our Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration Risk

Revenues originated in Texas, Ontario and California represented approximately 24.9%, 11.0% and 18.3%, respectively, of our consolidated total revenues for the year ended December 31, 2018; approximately 25.6%, 12.9% and 17.7%, respectively, of our consolidated total revenues for the year ended December 31, 2017; and approximately 26.1%, 14.4% and 15.1%, respectively, of our consolidated total revenues for the year ended December 31, 2016.

We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our concentration risk by placing our cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the financial institutions holding such deposits. Historically, we have not experienced any losses due to such cash concentration.

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

Interest Rate Risk

We are exposed to interest rate risk on our Senior Revolver, Cash Money Revolving Credit Facility and our Non-Recourse Canada SPV Facility. As of December 31, 2017, we were also exposed to interest rate risk on our Non-Recourse U.S. SPV Facility which we paid off in the fourth quarter of 2018. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time to time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes. We had no derivative financial instruments related to interest rate risk outstanding at December 31, 2018, 2017 or 2016.

Interest expense on such borrowings is sensitive to changes in the market rate of interest. Hypothetically, a 1% increase in the average market rate would result in an increase in our annual interest expense of $1.4 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

All of our customer loan portfolios have fixed interest rates and fees that do not fluctuate over the life of the loan. Notwithstanding that, we support fixed rate lending in part with variable rate borrowing. We do not believe there is any material interest rate sensitivity associated with our customer loan portfolio, primarily due to their short duration.

The weighted average interest rate on the $107.5 million and $20.0 million of variable debt outstanding on the Non-Recourse Canada SPV Facility and the Senior Revolver as of December 31, 2018, respectively, was approximately 9.2% and 10.5%. The weighted average interest rate on the $120.4 million of variable debt outstanding on the Non-Recourse U.S. SPV Facility as of December 31, 2017 was approximately 12.0%.

Foreign Currency Exchange Rate Risk

As foreign currency exchange rates change, translation of the financial results of the U.K. and Canadian operations into U.S. Dollars will be impacted. Our operations in Canada and, through February 25, 2019, the U.K. represent a significant portion of our total operations, and as a result, a material change in foreign currency exchange rates in either country could have a significant impact on our consolidated financial position, results of operations or cash flows. At December 31, 2018, revenue and net loss before income taxes would decrease by $23.7 million and $3.6 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2018. These amounts were determined by considering the adverse impact of a hypothetical foreign exchange rate on the revenue and net loss before income taxes of the Company based on U.K. and Canadian operations.

From time-to-time, we may elect to purchase financial instruments as hedges against foreign exchange rate risks with the objective of protecting our results of operations in Canada, and, historically, in the U.K., against foreign currency fluctuations. We typically hedge anticipated cash flows between our foreign subsidiaries and domestic subsidiaries. During 2016, we entered into a cash flow hedge in which the hedging instrument is a forward extra (which is a common zero cost strategy that allows the client to be fully protected at a predetermined budget rate while allowing for some profit participation if the spot rate moves in favor of the client) to purchase GBP 4,800,000. This contract completed in April 2017. During 2018, we entered into a cash flow hedge in which the hedging instrument is a forward contract to purchase GBP 10,400,000 that expired in October 2018.

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

We record derivative instruments at fair value on the balance sheet as either an asset or liability. Changes in the options intrinsic value, to the extent that they are effective as a hedge, are recorded in other comprehensive income (loss). For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method). Upon expiration of the hedges in October 2018 and April 2017, we recorded a transaction loss of $0.6 million and $0.3 million, respectively, in our Consolidated Statement of Income.

Potential Future Impact of CFPB Rule

Prospects for Effectiveness of the CFPB Rule

See “Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rule” for a summary of the 2017 Final CFPB Rule and the 2019 Proposed CFPB Rule. These rules could potentially have a material adverse impact on our results of operations. See “Risk Factors—Risks Relating to the Regulation of Our Industry—The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our business and results of operations.”

Anticipated Impact of CFPB Rules on U.S. Single-Payment Short-Term Loans

One major aspect of the 2017 Final CFPB Rule is its ATR provisions, together with the related provisions applicable to alternative Section 1041.6 Loans, reporting and recordkeeping. These Mandatory Underwriting Provisions apply to our U.S. single-payment loans and our lines of credit. The 2019 Proposed CFPB Rule proposes to rescind the Mandatory Underwriting Provisions of the 2017 Final CFPB Rule. We cannot be certain at this time that the 2019 Proposed CFPB Rule will be adopted and, if adopted, survive potential judicial challenges. See “Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rule” for additional information.

U.S. Single-Pay loans represented approximately 11% of total revenues for the year ending December 31, 2017. In part in response to the 2017 Final CFPB Rule, we have focused in recent years on longer-term installment and line of credit products in states with laws that accommodate such products. However, certain states, such as California, which currently accounts for the majority of our single-pay revenue, do not permit a small-dollar installment loan alternative, and we believe complying with the 2017 Final CFPB Rule could substantially reduce single-payment loan revenue in these states.

With respecte to our lines of credit, if necessary, we expect to make modifications that will render the 2017 Final CFPB Rule inapplicable to these loans. We do not believe that any such modifications will have a material adverse impact on us.

Anticipated Impact of CFPB Rules on Payments

The Payment Provisions of the 2017 Final CFPB Rule mandate also impact our business. See “Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rule.”

While we are currently subject to NACHA restrictions on ACH payments and separate card network restrictions on presentments made on debit cards, these restrictions do not have the force of law and are significantly less restrictive than the limit of two unsuccessful attempts articulated in the 2017 Final CFPB Rule. While the majority of our electronic payments are collected in the first two attempts, depending on the type of loan and the timing of the payments, we currently make three or more attempts without obtaining a new payment authorization from the customer. We believe that enhanced customer relationship management ("CRM"), tools to help obtain new payment authorizations, together with a more targeted, predictive approach to presenting electronic payments against customers’ bank accounts, will mitigate the impact of the Payment Provisions. However, to the extent that we are unable to develop new and effective CRM tools and/or are unsuccessful in improving the timing of the permitted electronic payments, the implementation of the 2017 Final CFPB Rule on payments could have a material adverse effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CURO Group Holdings Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CURO Group Holdings Corp. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an adverse opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CURO Group Holdings Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CURO Group Holdings Corp. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company has ineffective controls over accounting for complex or non-routine transactions or matters, specifically surrounding the evaluation and application of U.S. GAAP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Dallas, Texas
March 18, 2019

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash	$71,034	$162,374
Restricted cash (includes restricted cash of consolidated VIEs of $12,840 and $6,871 as of December 31, 2018 and 2017, respectively)	28,823	12,117
Gross loans receivable (includes loans of consolidated VIEs of $148,876 and $213,846 as of December 31, 2018 and 2017, respectively)	596,787	432,837
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $12,688 and $46,140 as of December 31, 2018 and 2017, respectively)	(79,384)	(69,568)
Loans receivable, net	517,403	363,269
Deferred income taxes	1,534	772
Income taxes receivable	16,741	3,455
Prepaid expenses and other	45,070	42,512
Property and equipment, net	76,750	87,086
Goodwill	119,281	145,607
Other intangibles, net of accumulated amortization and impairment charges of $34,576 and $41,156	29,784	32,769
Other	13,197	9,770
Total Assets	$919,617	$859,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$57,282	$55,792
Deferred revenue	9,663	11,984
Income taxes payable	1,579	4,120
Accrued interest (includes accrued interest of consolidated VIEs of $831 and $1,266 as of December 31, 2018 and 2017, respectively)	20,899	25,467
Liability for losses on CSO lender-owned consumer loans	12,007	17,795
Deferred rent	11,000	11,577
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $111,335 and $3,856 and $124,590 and $4,188 as of December 31, 2018 and 2017, respectively)	804,140	706,225
Subordinated stockholder debt	2,196	2,381
Other long-term liabilities	6,222	5,768
Deferred tax liabilities	13,730	11,486
Total Liabilities	938,718	852,595
Commitments and contingencies (Note 17)
Stockholders' Equity
Preferred stock - $0.001 par value; 25,000,000 and no shares authorized, respectively, and no shares were issued at either period end	—	—
Common stock - $0.001 par value; 225,000,000 and 72,000,000 shares authorized, and 46,412,231 and 44,561,419 issued and outstanding at the respective period end	9	8
Dividends in excess of paid-in capital	60,015	46,079
(Accumulated deficit) retained earnings	(18,065)	3,988
Accumulated other comprehensive loss	(61,060)	(42,939)
Total Stockholders' Equity	(19,101)	7,136
Total Liabilities and Stockholders' Equity	$919,617	$859,731

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,094,311	$963,633	$828,596
Provision for losses	443,232	326,226	258,289
Net revenue	651,079	637,407	570,307

Cost of providing services
Salaries and benefits	106,753	105,196	104,541
Occupancy	53,684	54,612	54,509
Office	28,422	21,402	20,463
Other costs of providing services	52,990	54,902	53,617
Advertising	68,333	52,058	43,921
Total cost of providing services	310,182	288,170	277,051
Gross margin	340,897	349,237	293,256

Operating (income) expense
Corporate, district and other	158,955	154,973	124,274
Interest expense	84,356	82,684	64,334
Loss (gain) on extinguishment of debt	90,569	12,458	(6,991)
Restructuring costs	—	7,393	3,618
Goodwill impairment charges	22,496	—	—
Impairment charges on intangible assets and property and equipment	5,085	—	—
Total operating expense	361,461	257,508	185,235
Net (loss) income before income taxes	(20,564)	91,729	108,021
Provision for income taxes	1,489	42,576	42,577
Net (loss) income	$(22,053)	$49,153	$65,444

Weighted average common shares outstanding:
Basic	45,815	38,351	37,908
Diluted	45,815	39,277	38,803
Net income per common share:
Basic (loss) earnings per share	$(0.48)	$1.28	$1.73
Diluted (loss) earnings per share	$(0.48)	$1.25	$1.69

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(22,053)	$49,153	$65,444
Other comprehensive (loss) income:
Cash flow hedges, net of $0 tax in all periods	—	333	(333)
Foreign currency translation adjustment, net of $0 tax in all periods	(18,121)	16,713	(6,022)
Other comprehensive (loss) income	(18,121)	17,046	(6,355)
Comprehensive (loss) income	$(40,174)	$66,199	$59,089

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock		Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2015	37,894,752	$1	$(37,144)	$71,391	$(53,630)	$(19,382)
Net income				65,444		65,444
Foreign currency translation adjustment					(6,022)	(6,022)
Cash flow hedge					(333)	(333)
Share based compensation expense			1,148			1,148
Balances at December 31, 2016	37,894,752	1	(35,996)	136,835	(59,985)	40,855
Net income				49,153		49,153
Foreign currency translation adjustment					16,713	16,713
Cash flow hedge expiration					333	333
Initial Public Offering, Net Proceeds	6,666,667	7	81,110			81,117
Dividends				(182,000)		(182,000)
Share based compensation expense			965			965
Balances at December 31, 2017	44,561,419	8	46,079	3,988	(42,939)	7,136
Net income				(22,053)		(22,053)
Foreign currency translation adjustment					(18,121)	(18,121)
Share based compensation expense			8,210			8,210
Proceeds from exercise of stock options	500,924		559			559
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	349,888		(1,942)			(1,942)
Initial Public Offering, Net Proceeds (underwriter shares)	1,000,000	1	7,109			7,110
Balances at December 31, 2018	46,412,231	$9	$60,015	$(18,065)	$(61,060)	$(19,101)
(1) Accumulated other comprehensive income (loss)

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(22,053)	$49,153	$65,444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,838	18,837	18,905
Provision for loan losses	443,232	326,226	258,289
Goodwill impairment charges	22,496	—	—
Impairment on intangible assets and property and equipment	5,085	—	—
Restructuring costs	—	3,161	523
Amortization of debt issuance costs	4,146	3,329	3,289
Amortization of bond (premium)/discount	(488)	1,225	(1,541)
Deferred income taxes	1,508	9,036	(680)
Loss on disposal of property and equipment	940	2,278	217
Loss (gain) on extinguishment of debt	90,569	12,458	(6,991)
Increase in cash surrender value of life insurance	(2,563)	(1,308)	(918)
Share-based compensation expense	8,210	965	1,148
Realized loss on cash flow hedge	556	333	—
Changes in operating assets and liabilities:
Fees and service charges on loans receivables	(11,975)	(17,964)	(6,180)
Prepaid expenses and other assets	(3,007)	(3,264)	(5,733)
Accounts payable and accrued liabilities	(2,999)	8,896	2,010
Deferred revenue	(1,979)	(752)	(2,080)
Income taxes payable	1,636	1,213	6,852
Income taxes receivable	(13,286)	3,486	(7,154)
Other assets and liabilities	(4,402)	17,596	3,959
Net cash provided by operating activities	534,464	434,904	329,359
Cash flows from investing activities
Purchase of property, equipment and software	(14,265)	(9,757)	(16,026)
Loans receivable originated or acquired	(2,234,670)	(2,153,160)	(1,985,465)
Loans receivable repaid	1,629,048	1,735,666	1,703,818
Cash paid for Cognical Holdings preferred shares	(958)	(5,600)	—
Net cash used in investing activities	(620,845)	(432,851)	(297,673)
Cash flows from financing activities
Payments on 10.75% Senior Secured Notes	—	(426,034)	(18,939)
Payments on 12.00% Senior Cash Pay Notes	—	(125,000)	—
Proceeds from issuance of 12.00% Senior Secured Notes	—	601,054	—
Payments on 12.00% Senior Secured Notes	(605,000)	—	—
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	17,000	60,130	91,717
Payments on Non-Recourse U.S. SPV facility and ABL facility	(141,590)	(27,257)	—
Proceeds from Non-Recourse Canada SPV facility	117,157	—	—
Proceeds from 8.25% Senior Secured Notes	690,000	—	—
Proceeds from credit facilities	131,902	43,084	30,000
Payments on credit facilities	(111,902)	(43,084)	(38,050)
Debt issuance costs paid	(18,609)	(18,701)	(5,346)
Payments of call premiums from early debt extinguishments	(69,650)	—	—
Net proceeds from issuance of common stock	11,167	81,117	—

Payments to net share settle restricted stock units vesting	(1,942)	—	—
Proceeds from exercise of stock options	559	—	—
Dividends paid to stockholders	—	(182,000)	—
Net cash provided by (used in) financing activities	19,092	(36,691)	59,382
Effect of exchange rate changes on cash and restricted cash	(7,345)	7,776	(2,039)
Net (decrease) increase in cash and restricted cash	(74,634)	(26,862)	89,029
Cash and restricted cash at beginning of period	174,491	201,353	112,324
Cash and restricted cash at end of period	$99,857	$174,491	$201,353
See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Basis of Presentation

The terms “CURO", "we,” “our,” “us,” and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., our wholly-owned subsidiary, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

We have prepared the accompanying audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Consolidated Financial Statements and the accompanying notes reflect all adjustments which are, in the opinion of management, necessary to present fairly our results of operations, financial position and cash flows for the periods presented. The adjustments consist solely of normal recurring adjustments.

We completed our initial public offering ("IPO") in December 2017. Prior to our IPO, we effected a 36-for-1 split of our common stock. We have retroactively adjusted all share and per share data for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented. See Note 14, "Stockholders' Equity" for additional information concerning our IPO and stock split.

After our IPO, we initially qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As an emerging growth company, we elected to take advantage of specified reduced reporting and other requirements that are otherwise generally required of public companies. In August 2018, we completed the issuance of $690.0 million of 8.25% Senior Secured Notes due 2025 ("8.25% Senior Secured Notes"). See Note 10, "Long-Term Debt" for further discussion of this issuance. This issuance, along with the issuance of $605.0 million of 12.00% Senior Secured Notes due 2022 ("12.00% Senior Secured Notes") during 2017, exceeded one of the required thresholds to retain emerging growth company status. As a result of this change of status, we could no longer take advantage of the specified reduced reporting requirements and needed to adopt certain recently issued accounting pronouncements that we were previously allowed to defer. The impact on our accounting policy adoption practices are further described in this Note 1. Additionally, the status change required us to provide an auditor attestation over management's assessment of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Nature of Operations

We are a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada, and, through February 25, 2019, the United Kingdom ("U.K.").

U.K. Segment Placed into Administration

In 2013, we completed the acquisition of Wage Day Advance Limited, a U.K. entity, for approximately $80.9 million. We later changed the name of Wage Day Advance Limited to CURO Transatlantic Limited, although we continued to operate online in the U.K. as Wage Day Advance. In 2017, we also launched Juo Loans, an online Installment loan brand in the U.K. We historically operated online as “Wage Day Advance” and “Juo Loans” and, prior to their closure in the third quarter of 2017, our stores were branded “Speedy Cash.” On February 25, 2019, we announced that a proposed Scheme of Arrangement ("SOA") as described

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

in our Form 8-K filed January 31, 2019, would not be implemented. In accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the Company’s U.K. subsidiaries, Curo Transatlantic Limited ("CTL") and SRC Transatlantic Limited (collectively with CTL, “the U.K. Subsidiaries”), insolvency practitioners from KPMG were appointed as administrators (“Administrators”) in respect of both of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, the Company will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019.

Immaterial Correction of an Error in Previously Issued Financial Statements

During the year ended December 31, 2018, the Company corrected errors in regards to its prior presentation of cash flows for loan originations and collections on principal. The Company determined that the historical presentation was in error and did not conform to GAAP. Accordingly the Company corrected previously filed financial statements by reclassifying cash outflows for loan originations and receipts on collections of principal of $417.5 million and $278.6 million from net cash provided by operating activities to net cash used in investing activities for the years ended December 31, 2017 and 2016, respectively. Total cash flows for each year presented did not change. The Company concluded that the errors were immaterial to each of the annual and interim Consolidated Financial Statements included in the Company’s Annual report on Form 10-K ("Annual Report") for the year ended December 31, 2017. We have revised our Consolidated Financial Statements as of December 31, 2018 and for the years ended December 31, 2017 and 2016 presented in this Report on Form 10-K and will revise our previously issued financial statements to correct these errors when the Consolidated Financial Statements are presented in future periodic filings. A summary of the impact of the correction follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016
As Reported:
Net cash provided by operating activities	$17,410	$47,712
Net cash used in investing activities	(15,357)	(16,026)

As Corrected:
Net cash provided by operating activities	434,904	329,359
Net cash used in investing activities	(432,851)	(297,673)

Revenue Recognition

We offer a broad range of consumer finance products including Unsecured Installment loans, Secured Installment loans, Open-End loans and Single-Pay loans. Revenue in the Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the customer agreements. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction. Installment loans include Secured Installment loans and Unsecured Installment loans. These loans are fully amortizing, with a fixed payment amount, which includes principal and accrued interest, due each period during the loan term. The loan terms for Installment loans can range up to 60 months depending on state or provincial regulations. We record revenue from Installment loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets. CSO fees are recognized ratably over the term of the loan.

Open-End loans function much like a revolving line-of-credit, whereby the periodic payment is a fixed percentage of the customer’s outstanding loan balance, and there is no defined loan term. We record revenue from Open-End loans on a simple interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Given that we were not an emerging growth company as of August 2018, we adopted certain accounting pronouncements during the year for which we were previously allowed to defer. We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. All amounts and disclosures set forth in this Annual Report reflect the adoption of this ASU. See "--Recently Adopted Accounting Pronouncements" for further information.

Cash

We maintain cash balances in the U.S., Canada and the U.K. At December 31, 2018, we had $42.4 million, $18.8 million and $9.9 million in our cash accounts in the U.S., Canada and the U.K., respectively. At December 31, 2017, we had $117.5 million, $36.0 million and $8.9 million in our cash accounts in the U.S., Canada and the U.K., respectively. These balances exclude restricted cash.

Restricted Cash

At December 31, 2018 and December 31, 2017 we had $33.2 million and $23.2 million, respectively, on deposit in collateral accounts with financial institutions and third-party lenders. At December 31, 2018, $16.0 million and $17.2 million were included as a component of "Restricted cash" and "Prepaid expenses and other," respectively, in our Consolidated Balance Sheets. At December 31, 2017, approximately $5.2 million and $17.9 million were included as a component of "Restricted cash" and "Prepaid expenses and other," respectively, in our Consolidated Balance Sheets.

As a result of the loan facilities disclosed in Note 5, "Variable Interest Entities", $12.8 million and $6.9 million were included as "Restricted cash" of consolidated VIE in our Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively.

The following table provides a reconciliation of cash and restricted cash to amounts reported within the Consolidated Balance Sheets:

	December 31,
(in thousands)	2018	2017
Cash	$71,034	$162,374
Restricted cash	28,823	12,117
Total cash and restricted cash	$99,857	$174,491

Consumer Loans Receivable

Consumer loans receivable are net of the allowance for loan losses and are comprised of Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. Our Single-Pay loans are primarily comprised of payday loans and auto title loans. A payday loan transaction consists of providing a customer cash in exchange for the customer’s personal check or Automated Clearing House (“ACH”) authorization (in the aggregate amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check or scheduled ACH withdrawal until the customer’s next payday, which is typically either two weeks or a month from the loan’s origination date. An auto title loan allows a customer to obtain a loan using the customer’s car as collateral for the loan, with a typical loan term of 30 days.

Unsecured Installment, Secured Installment and Open-End loans require periodic payments of principal and interest. Installment loans are fully amortized loans with a fixed payment amount due each period during the term of the loan. Open-End loans function much like a revolving line-of-credit, whereby the periodic payment is a set percentage of the customer’s outstanding loan balance, and there is no defined loan term. The loan terms for Installment loans can range up to 60 months, depending on state regulations. Installment and Open-End loans are offered as both Secured auto title loans and as Unsecured loan products. The product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Current and Past-Due Loans Receivable

We classify our loans receivable as either current or past-due. Single-Pay and Open-End loans are considered past-due if a customer misses a scheduled payment, at which point the loan is charged-off to the allowance for loan losses. The charge-off of Unsecured Installment and Secured Installment loans was impacted by a change in accounting estimate in the first quarter of 2017.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Effective January 1, 2017, we modified the timeframe in which Installment loans are charged-off and made related refinements to our loss provisioning methodology. Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift from Single-Pay to Installment loans and our analysis of payment patterns on early-stage versus late-stage delinquencies, we revised our estimates to consider Installment loans uncollectible when the loan has been past-due for 90 consecutive days. Consequently, past-due Installment loans remain in loans receivable, with disclosure of past-due balances, for 90 days before being charged-off against the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses as compared to the related gross receivables balances, which include accrued interest.

The aforementioned change was treated as a change in accounting estimate that was applied prospectively effective January 1, 2017. As a result, some credit-quality metrics in 2017 may not be comparable to historical periods. Throughout the remainder of this Annual Report, the change in estimate is referred to as “Q1 2017 Loss Recognition Change.”

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

The result of this change in estimate resulted in approximately $61.0 million of Installment loans at December 31, 2017 that remained on our balance sheet that were between one and 90 days delinquent. Additionally, the Installment loan allowance for loan losses as of December 31, 2017 of $69.6 million included an estimated allowance of $38.7 million for the Installment loans between one and 90 days delinquent.

For Single-Pay and Open-End loans, past-due loans are charged-off upon payment default and typically do not return to current for any subsequent payment activity. For Installment loans, customers with payment delinquency of 90 consecutive days are charged off. Charged-off loans are never returned to current or performing and all subsequent activity is accounted for within recoveries in the Allowance for loan losses. If a past-due Installment loan customer makes payments sufficient to bring the account current for principal plus all accrued interest or fees pursuant to the original terms of the loan contract before becoming 90 consecutive days past-due, the underlying loan balance returns to current classification.

Depending upon underlying state or provincial regulations, a borrower may be eligible for more than one outstanding loan.

Allowance for Loan Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb incurred losses based primarily on our analysis of historical loss or charge-off rates for loans containing similar risk characteristics. The allowance for losses on our Company-owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. The liability for estimated losses related to Loans Guaranteed by the Company under CSO programs is reported in “Credit services organization guarantee liability” in the Consolidated Balance Sheets. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.

When establishing the allowance for loan losses, we also consider delinquency trends and any macro-economic conditions that we believe may affect portfolio losses. If a loan is deemed to be uncollectible before it is fully reserved based on information we become aware of (e.g., receipt of customer bankruptcy notice or death), we charge off such loan at that time. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses. Any recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The Q1 2017 Loss Recognition Change affected comparability of activity in the related allowance for loan losses. Specifically, no Unsecured or Secured Installment loans were charged-off to the allowance for loan losses in the three months ended March 31, 2017 because charge-off effectively occurs on day 91 under the revised methodology and no affected loans originated during the period reached day 91 until April 2017. Actual charge-offs and recoveries on defaulted/charged-off loans from the three months ended March 31, 2017 affected the allowance for loan losses in prospective periods. However, as discussed previously, the related net losses were recognized in the Consolidated Statements of Operations during the year ended December 31, 2017 by applying expected net loss provision rates to the related loan originations.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Additionally, during the year ended December 31, 2018, we changed our estimated allowance for loan losses for Unsecured Installment and Secured Installment gross loans receivable and for Loans Guaranteed by the Company under CSO programs. This is a prospective change in estimate affected by a change in accounting principle. Prior to the change in the estimate, we utilized historic collection experience by grouping accounts receivable aging for these products to assess losses inherent in the portfolio and incurred as of the balance sheet date. Given that we now have history on performance subsequent to the Q1 2017 Loss Recognition Change, we refined the estimation process to utilize charge-off and recovery rates and estimate losses inherent in the portfolio.

Credit Services Organization

Through our CSO programs, we act as a credit services organization ("CSO")/credit access business ("CAB") on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and online in the state of Ohio. As a CSO, we earn revenue by charging the customer a fee ("CSO fee") for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with us under our CSO programs, we agree, for a CSO fee payable to us by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan to the third-party lender. CSO fees are calculated based on the amount of the customer's outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go in to default.

In Ohio, we currently operate as a registered CSO and provide CSO services to customers who apply for and obtain Unsecured Installment loans from a third-party lender. Ohio House Bill 123 was introduced in March 2017, effectively eliminating the viability of the CSO model. In late July 2018, the Ohio legislature enacted House Bill 123 and the Governor signed the bill into law on July 30, 2018. The principal sections of the new law are scheduled to become operative on or about April 27, 2019. As a result, the Company will no longer operate as a registered CSO in Ohio. Ohio revenue for the year ended December 31, 2018 was $19.3 million on related Unsecured Installment loan balances of $5.2 million as of December 31, 2018. After loss provisions and direct costs, state level contribution from Ohio was immaterial. The Ohio Department of Commerce granted us a short-term lender's license on February 15, 2019. Under this license, we will offer an Installment loan product for a term of 120 days. Ohio customers may originate and manage their loans online via the internet or mobile application.

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

As of December 31, 2018, the maximum amount guaranteed by the Company under CSO programs was $66.9 million, compared to $65.2 million at December 31, 2017. Should we be required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or all of the entire amount from the customers. We hold no collateral in respect of the guarantees.

We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. Our liability for incurred losses on CSO loans guaranteed by the Company was $12.0 million and $17.8 million at December 31, 2018 and 2017, respectively.

CSO fees are calculated based on the amount of the customer’s outstanding loan. We comply with the applicable jurisdiction’s Credit Services Organization Act or a similar statue. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and related costs. For services we provide under our CSO programs we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days and 18 months in Texas and Ohio, respectively. During the years ended December 31, 2018 and 2017, approximately 57.3% and 53.6%, respectively, of Unsecured Installment Loans, and 54.5% and 53.6%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive cash from customers for these fees on their scheduled loan repayment due dates.

Variable Interest Entity

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As part of our funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we established a securitization program through Non-Recourse U.S. and Canada SPV Facilities. See Note 5, "Variable Interest Entities" for further discussion on both facilities. We entered into the Non-Recourse Canada SPV Facility during the third quarter of 2018 and fully extinguished the Non-Recourse U.S. SPV Facility during the fourth quarter of 2018. We transferred certain consumer loan receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary (“VIE”) that issues term notes backed by the underlying consumer loan receivables which are serviced by another wholly-owned subsidiary.

We have the ability to direct the activities of the VIE that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, we have the right to receive residual payments, which exposes us to the potential for significant losses and returns. Accordingly, we determined that we are the primary beneficiary of the VIE and are required to consolidate them. See Note 5, "Variable Interest Entities" for further discussion of our VIEs.

Cash Flow Hedge

During 2018, we had a cash flow hedge for which the hedging instrument was a forward contract to purchase GBP 10,400,000 that expired in October 2018. We performed an assessment that determined that all critical terms of the hedging instrument and the hedged transaction matched, and as such, qualitatively concluded that changes in the hedge’s intrinsic value would completely offset the change in the expected cash flows based on changes in the foreign-currency spot exchange rate. Since the effectiveness of this hedge was assessed based on changes in the hedge’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness. We recorded the hedge’s fair value on the Consolidated Balance Sheets in current liabilities.

Changes in the hedge’s intrinsic value, to the extent that the hedges were effective as a hedge, were recorded in other comprehensive income in prior periods. Upon expiration of the hedge in October 2018, we recorded a realized loss of $0.6 million in our Consolidated Statements of Operations associated with this hedge.

During 2017, we had a cash flow hedge for which the hedging instrument was a forward contract to purchase GBP 4,800,000 that expired in May 2017. Changes in the hedge’s intrinsic value, to the extent that the hedges were effective as a hedge, were recorded in other comprehensive income in prior periods. Upon expiration of the hedge in May 2017, we recorded a realized loss of $0.3 million in our Consolidated Statements of Operations associated with this hedge.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and amortization, except for property and equipment accounted for as part of a business combination, which is carried at fair value as of the acquisition date less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized. Maintenance repairs and renewals, that do not materially add to the fixed asset's value or appreciably prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in results of operations.

The estimated useful lives for furniture, fixtures and equipment are five to seven years. The estimated useful lives for leasehold improvements are the shorter of the estimated useful life of the asset, or the term of the lease, and can vary from one year to 15 years. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the depreciable or amortizable assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill--Subsequent Measure, we perform impairment testing for goodwill and indefinite-lived intangible assets annually as of October 1st. However, we test for impairment between our annual tests if an event occurs or if circumstances change that indicate that the asset would be impaired, or, in the case of goodwill, that the fair value of a reporting unit is below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Our annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. We may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. We can resume the qualitative assessment for any reporting unit in any subsequent period. If we determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds it carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

During the fourth quarter of 2018, we performed the qualitative assessment for our U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units. We performed the first step of the two-step process for our U.K. reporting unit and determined that its carrying value exceeded its implied fair value, which resulted in a complete impairment loss recognized in the fourth quarter of $22.5 million. Refer to Note 4, "Goodwill and Intangibles" for further information.

During the fourth quarter of 2017, we performed the qualitative assessment for our U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units. We performed the first step of the two-step process for our U.K. reporting unit and determined that its implied fair value exceeded its carrying value, and therefore, the second step was not performed and no further analysis or write-down of goodwill was required.

During the fourth quarter of 2016, we performed the first step of the two-step process and determined that the implied fair value of our reporting units exceeded their respective carrying values, and therefore, the second step was not performed and no further analysis or write-down of goodwill was required.

Other Intangible Assets

Our identifiable intangible assets, resulting from business combinations and internally developed software, consist of trade names, customer relationships, computer software, provincial licenses, franchise agreements and positive leasehold interests.

We apply the guidance under Accounting Standards Codification ("ASC") 350-40, Internal Use Software ("ASC 350-40"), to software that is purchased or internally developed. Under ASC 350-40, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to "Other Intangible Assets" in the Consolidated Balance Sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, we begin amortizing the related capitalized software costs using the straight-line method over its estimated useful life, which ranges from three to 10 years.

The “Wage Day” and “Cash Money” trade names were determined to be intangible assets with indefinite lives. Intangible assets with indefinite lives are not amortized, but instead are tested annually for impairment and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If deemed impaired, the asset’s carrying amount is reduced to its estimated fair value.

In the fourth quarters of 2018 and 2017, we tested these intangible assets with indefinite lives for impairment and recognized a full impairment charge. Due to the elevated number of customer redress claims in connection with certain of its regulatory obligations to consumers and the previously-mentioned placement of the U.K. Subsidiaries into administration on February 25, 2019, management recorded an impairment of the entire $3.4 million related to certain intangible assets for Wage Day in the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

fourth quarter of 2018, as the cash flows for the U.K. segment are not expected to be recoverable due to the exit from the U.K. market. See Note 4, "Goodwill and Intangibles" for further information.

Our finite lived intangible assets are amortized over their estimated economic benefit period, generally from three to 10 years. We review our intangible assets for impairment annually in the fourth quarter or whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from our annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. There were no changes in events or circumstances that would cause us to review our finite lived intangible assets for impairment in 2017. During the fourth quarter 2018 annual review, a triggering event was identified that resulted in the full impairment of the finite lived intangible assets of $0.4 million. See Note 4, "Goodwill and Intangibles" for further information.

Business Combination Accounting

We have acquired businesses in the past, and we may acquire additional businesses in the future. Business combination accounting requires that we determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. We engage third-party appraisal firms to assist in fair value determination when appropriate. Our acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain conditions are met in the future. These earn-out provisions are estimated and recognized at fair value at the acquisition date based on projected earnings or other financial metrics over specified future periods. These estimates are reviewed during each subsequent reporting period and adjusted based upon actual results. Acquisition-related costs for potential and completed acquisitions are expensed as incurred and included in corporate expense in the Consolidated Statements of Operations.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs incurred in obtaining financing. These costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of associated debt, consistent with discounts or premiums. The effective interest rate method is used to amortize the deferred financing costs over the life of the notes and the straight-line method is used to amortize the deferred financing costs of the Non-Recourse Canada SPV facility.

Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash, restricted cash, loans receivable, borrowings under credit facilities and accounts payable approximate fair value due to their short maturities and applicable interest rates. The outstanding borrowings under our credit facilities are variable interest rate debt instruments and their fair value approximates their carrying value due to the borrowing rates currently available to us for debt with similar terms.

Deferred Rent

We have entered into operating leases for store locations and corporate offices, some of which contain provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with US GAAP, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is charged to "Deferred rent" in the Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred.

Share-Based Compensation

We account for share-based compensation expense for awards to our employees and directors at the estimated fair value on the grant date. We determine the fair value of stock option grants using the Black-Scholes option pricing model, which requires us to make several assumptions including, but not limited to, the risk-free interest rate and the expected volatility of publicly-traded stocks in the financial services industry. Our expected option term is calculated using the average of the vesting period and the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

original contractual term. For restricted stock units, the value of the award is calculated using the closing market price of our common stock on the grant date. We recognize the estimated fair value of share-based awards as compensation expense on a straight-line basis over the vesting period. We account for forfeitures as they occur for all share-based awards.

Under the provisions of ASC 718, Compensation - Stock Compensation, we may choose, upon vesting of employees' RSUs, to return shares of common stock underlying the vested RSUs to us in satisfaction of employees' tax withholding obligations (collectively, "net-share settlements") rather than requiring shares of common stock to be sold on the open market to satisfy these tax withholding obligations. The total number of shares of common stock returned to us is based on the closing price of our common stock on the applicable vesting date. These net-share settlements reduced the number of shares of common stock that would have otherwise been outstanding on the open market, and the cash we paid to satisfy the employee portion of the tax withholding obligations are reflected as a reduction to "Paid-in capital" in our Consolidated Statements of Changes in Equity.

Income Taxes

A deferred tax asset or liability is recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. In the event we determine that future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, we may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made, which may have a material impact on our Consolidated Statements of Operations. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date and it may have a material impact on our Consolidated Statements of Operations.

We follow accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. We consider many factors when evaluating and estimating our tax positions and tax benefits, and our recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As we obtain additional information, we may need to adjust our recognized tax positions and tax benefits. For additional information related to uncertain tax positions, see Note 12, "Income Taxes."

Foreign Currency Translation

The local currencies are considered the functional currencies for our operations in Canada and the U.K. which are comprised of the Canadian dollar ("CAD" or "C") and British pound ("GBP"), respectively. All balance sheet accounts are translated into U.S. dollars ("USD") at the exchange rate at each period end. The Statement of Operations are translated at the average rates of exchange for the period. We have determined that certain of our intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of "Accumulated other comprehensive (loss)" in the Statements of Stockholders' Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of "Other, net" in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Loss

The components of Accumulated other Comprehensive Loss at December 31, 2018 and 2017 were as follows:

	December 31
(in thousands)	2018	2017
Foreign currency translation adjustment	$(61,060)	$(42,939)
Cash flow hedge	—	—
Total	$(61,060)	$(42,939)

Recently Adopted Accounting Pronouncements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). Under modification accounting, an entity is required to re-value its equity awards each time there is a modification to the terms of the awards. The provisions in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for the effects of a modification, unless certain conditions are met. The amendments in this update were effective for all entities for annual periods, and interim periods therein, beginning after December 15, 2017. ASU 2017-09 was effective for all entities for annual periods, and interim periods therein, as of January 1, 2018. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified the goodwill impairment test by eliminating Step 2 of the test which requires an entity to compute the implied fair value of goodwill. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, and is limited to the amount of total goodwill allocated to that reporting unit. Under ASU 2017-04, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The provisions of ASU 2017-04 are effective for a public entity's annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We adopted ASU 2017-04 in the fourth quarter of 2018 and performed a Step 1 goodwill impairment test on our U.K. reporting unit as of October 1, 2018, resulting in a full impairment charge. Refer to Note 4, "Goodwill and Intangibles" for further information.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 narrows the definition of a business and provides a framework that gives an entity a basis for making reasonable judgments about whether a transaction involves an asset or a business and provides a screen to determine when a set (an integrated set of assets and activities) is not a business. The screen requires a determination that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, ASU 2017-01 (i) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) removes the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Upon our loss of emerging growth company status, we adopted this guidance during the third quarter of 2018. The adoption of ASU 2017-01 did not have a material impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption should be applied using a retrospective transition method to each period presented. Upon our loss of emerging growth company status, we adopted this guidance during the third quarter of 2018. The adoption of ASU 2016-18 resulted in a decrease of $4.0 million and an increase of $3.1 million in net cash used in investing activities, as well as an increase of $0.3 million and a decrease of $0.8 million in the effect of exchange rates on cash for the years ended December 31, 2017 and 2016, respectively.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees and beneficial interests in securitization transactions. Upon our loss of emerging growth company status, we adopted this guidance during the third quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on our Consolidated Statement of Cash Flows as we have historically presented debt prepayment and extinguishment costs as outflows from financing activities and we had no other material cash flows impacted by the guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions and their presentation in the financial statements. The new guidance will require all income tax effects of awards to be recognized in the statement of operations when the awards vest or are settled, eliminating APIC pools. The guidance will also require companies to elect whether to account for forfeitures of share-based payments by (i) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as was required prior to the issuance of ASU 2016-09. We adopted the guidance after the loss of emerging growth company status in the third quarter of 2018. The adoption of ASU 2016-09 did not have a material impact on our Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. Upon our loss of emerging growth company status, we adopted this guidance during the third quarter of 2018. The adoption of ASU 2016-01 did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-07 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. Upon our loss of emerging growth company status, we adopted this guidance during the third quarter of 2018. The adoption of ASU 2015-17 did not have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. In addition to ASU 2014-09, the FASB issued the following ASUs updating the topic:

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

We adopted the provisions of Topic 606 during third quarter of 2018, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605). Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Most of our revenue is generated from interest or through servicing of financial contracts, both of which are excluded from the scope of ASU 2014-09. As a result, the standard did not have a material impact on our Condensed Financial Statements and we have made no adjustments to retained earnings or prior comparative periods.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and will use that date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or, as it is not applicable to us, the practical expedient pertaining to land easements.

We expect that this standard will have a material effect on our financial statements. While we are in the process of assessing all of the effects of adoption, we believe the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases; and (ii) providing significant new disclosures about our leasing activities.

Upon adoption, we expect to recognize additional operating liabilities ranging from $150.0 million to $160.0 million and a corresponding ROU asset in the range of $142.0 million to $152.0 million based on the expected present value of the remaining minimum rental payments as determined under current leasing standards for existing operating leases.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (i) that are reasonably certain to be exercised by the customer or (ii) for which exercise of the renewal option is controlled by the cloud service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are currently assessing the impact that adoption of ASU 2018-15 will have on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The provisions of ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently assessing the impact that adoption of ASU 2018-13 will have on our Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods therein. We are assessing the impact of ASU 2016‑13, which could lead to an increase in the allowance for credit losses.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 2 – PREPAID EXPENSES AND OTHER

Components of Prepaid expenses and other assets were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Settlements and collateral due from third-party lenders (Note 1)	$17,205	$17,943
Fees receivable for third-party loans	13,771	15,059
Prepaid expenses	7,926	6,728
Other assets	6,168	2,782
Total	$45,070	$42,512

NOTE 3 – PROPERTY AND EQUIPMENT

The classification of property and equipment was as follows:

(in thousands)	December 31, 2018	December 31, 2017
Leasehold improvements	$126,903	$126,897
Furniture, fixtures and equipment	34,896	36,488
Property and equipment, gross	161,799	163,385
Accumulated depreciation	(85,049)	(76,299)
Property and equipment, net	$76,750	$87,086

Depreciation expense was $16.0 million, $16.7 million and $15.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

The change in the carrying amount of goodwill by operating segment for the years ended December 31, 2018 and 2017 was as follows:

(in thousands)	U.S.	U.K.	Canada	Total
Goodwill at December 31, 2016	$91,131	$21,882	$28,541	$141,554
Foreign currency translation - 2017	—	2,078	1,975	4,053
Goodwill at December 31, 2017	91,131	23,960	30,516	145,607
Foreign currency translation - 2018	—	(1,464)	(2,366)	(3,830)
Goodwill Impairment Charge - 2018	—	(22,496)	—	(22,496)
Goodwill at December 31, 2018	$91,131	$—	$28,150	$119,281

In recent months, the U.K. business, which meets the definition of a reporting unit for purposes of testing goodwill, received an elevated number of customer redress claims in connection with certain of its regulatory obligations to consumers. The reporting unit incurred over $11.5 million of costs to address the redress complaints during the year ended December 31, 2018. Due to these sustained losses and the impact to expected future cash flows at the U.K. reporting unit, the carrying value exceeded the fair value under the Step 1 goodwill analysis, which is required annually and performed by the Company as of October 1. As a result, a full impairment of goodwill for the U.K. reporting unit of $22.5 million was recognized and included in Goodwill impairment charges in our Consolidated Statements of Operations in the fourth quarter of 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Identifiable intangible assets consisted of the following:

		December 31, 2018		December 31, 2017
(dollars in thousands)	Weighted-Average Remaining Life (Years)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount(1)	Accumulated Amortization(1)
Trade name	7.2	$21,370	$(6)	$26,872	$(20)
Customer relationships	0.3	18,299	(17,643)	27,823	(26,137)
Computer software	10.0	24,031	(16,267)	19,230	(14,999)
Balance, end of year		$63,700	$(33,916)	$73,925	$(41,156)
(1) Represents only assets that have not been fully amortized.

Our identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Cash Money trade name intangible asset that has a combined carrying amount of $21.3 million, which was determined to have an indefinite life and is not amortized. The estimated useful lives for our other intangible assets range from 1 to 10 years. Aggregate amortization expense related to identifiable intangible assets was $2.8 million, $2.4 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As a result of the elevated number of customer redress claims, as previously described, in addition to the likelihood of placing the U.K. Subsidiaries into administration, the Company recorded a full non-cash intangible asset impairment charge in the fourth quarter of 2018 of approximately $3.8 million, which is reflected in "Impairment charges on intangible asset and property and equipment" in the Consolidated Statements of Operations.

The following table outlines the estimated future amortization expense(1) related to intangible assets held at December 31, 2018:

(in thousands)	Year Ending December 31,
2019	$2,373
2020	1,041
2021	483
2022	253
2023	253
(1) Future amortization expense excludes U.K. intangible assets as these were impaired as of December 31, 2018.

NOTE 5 - VARIABLE INTEREST ENTITIES

In 2016, we closed the Non-Recourse U.S. SPV facility, whereby certain loan receivables were sold to wholly-owned, bankruptcy-remote special purpose subsidiaries ("VIEs") and additional debt was incurred through the ABL facility and the Non-Recourse U.S. SPV facility that was collateralized by these underlying loan receivables. This facility was extinguished in October 2018 as a result of the issuance of the 8.25% Senior Secured Notes (see Note 10, "Long-Term Debt" for further discussion).

In August 2018, we closed a second financing facility, the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to wholly-owned VIEs and additional debt was incurred through the ABL facility and the Non-Recourse Canada SPV facility that was collateralized by these underlying loan receivables.

We have determined that we are the primary beneficiary of the VIEs and are required to consolidate them. We include the assets and liabilities related to the VIEs in our Consolidated Financial Statements. As required, we parenthetically disclose on our Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against our general credit.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The carrying amounts of consolidated VIEs' assets and liabilities associated with our special purpose subsidiaries were as follows:

(in thousands)	December 31, 2018(1)	December 31, 2017(1)
Assets
Restricted cash	$12,840	$6,871
Loans receivable less allowance for loan losses	136,187	167,706
Total Assets	$149,027	$174,577
Liabilities
Accounts payable and accrued liabilities	$4,980	$12
Deferred revenue	40	—
Accrued interest	831	1,266
Long-term debt	107,479	120,402
Total Liabilities	$113,330	$121,680
(1) VIE balances as of December 31, 2018 reflect the Non-Recourse Canada SPV facility whereas December 31, 2017 balances reflect the Non-Recourse U.S. SPV facility.
NOTE 6 – LOANS RECEIVABLE AND REVENUE

Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans (collectively, “late fees”). Late fees comprise less than 1.0% of Installment revenues.
Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes.
Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.
The following table summarizes revenue by product:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Unsecured Installment	$561,721	$480,243	$330,713
Secured Installment	110,677	100,981	81,453
Open-End	141,963	73,496	66,948
Single-Pay	229,791	268,794	313,276
Ancillary	50,159	40,119	36,206
Total revenue	$1,094,311	$963,633	$828,596

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2018:

	December 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$82,375	$157,057	$75,583	$207,333	$522,348
Delinquent loans receivable	—	57,050	17,389	—	74,439
Total loans receivable	82,375	214,107	92,972	207,333	596,787
Less: allowance for losses	(4,419)	(42,873)	(12,191)	(19,901)	(79,384)
Loans receivable, net	$77,956	$171,234	$80,781	$187,432	$517,403

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$20,779	$7,870	$28,649
31-60 days past-due	17,120	4,725	21,845
61-90 days past-due	19,151	4,794	23,945
Total delinquent loans receivable	$57,050	$17,389	$74,439

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2017:

	December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$99,400	$151,343	$73,165	$47,949	$371,857
Delinquent loans receivable	—	44,963	16,017	—	60,980
Total loans receivable	99,400	196,306	89,182	47,949	432,837
Less: allowance for losses	(5,915)	(43,755)	(13,472)	(6,426)	(69,568)
Loans receivable, net	$93,485	$152,551	$75,710	$41,523	$363,269

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$18,358	$8,116	$26,474
31-60 days past-due	12,836	3,628	16,464
61-90 days past-due	13,769	4,273	18,042
Total delinquent loans receivable	$44,963	$16,017	$60,980

Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for a discussion of the Q1 2017 Loss Recognition Change. This change in estimate resulted in approximately $61.0 million of Installment loans at December 31, 2017 that remained on our balance sheet that were between 1 and 90 days delinquent. Additionally, the Installment allowance for loan losses as of December 31, 2017 of $69.6 million included an estimated allowance of $38.7 million for the Installment loans between one and 90 days delinquent.

The following tables summarize loans guaranteed by us under our CSO programs and the related delinquent receivables at December 31, 2018:

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$65,743	$2,504	$68,247
Delinquent loans receivable guaranteed by the Company	11,708	446	12,154
Total loans receivable guaranteed by the Company	77,451	2,950	80,401
Less: Liability for losses on CSO lender-owned consumer loans	(11,582)	(425)	(12,007)
Loans receivable guaranteed by the Company, net	$65,869	$2,525	$68,394

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$9,684	$369	$10,053
31-60 days past-due	1,255	48	1,303
61-90 days past-due	769	29	798
Total delinquent loans receivable	$11,708	$446	$12,154

The following table summarizes loans guaranteed by us under our CSO programs at December 31, 2017:

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$62,676	$3,098	$65,774
Delinquent loans receivable guaranteed by the Company	12,480	537	13,017
Total loans receivable guaranteed by the Company	75,156	3,635	78,791
Less: Liability for losses on CSO lender-owned consumer loans	(17,073)	(722)	(17,795)
Loans receivable guaranteed by the Company, net	$58,083	$2,913	$60,996

	December 31, 2017
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$10,477	$459	$10,936
31-60 days past-due	1,364	41	1,405
61-90 days past-due	639	37	676
Total delinquent loans receivable	$12,480	$537	$13,017

The following table summarizes activity in the allowance for loan losses during the year ended December 31, 2018:

	Year Ended December 31, 2018
(dollars in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,915	$43,755	$13,472	$6,426	$—	$69,568
Charge-offs	(175,479)	(163,203)	(46,996)	(113,150)	(5,906)	(504,734)
Recoveries	122,138	24,201	10,041	41,457	3,603	201,440
Net charge-offs	(53,341)	(139,002)	(36,955)	(71,693)	(2,303)	(303,294)
Provision for losses	52,263	138,420	35,674	86,299	2,303	314,959
Effect of foreign currency translation	(418)	(300)	—	(1,131)	—	(1,849)
Balance, end of period	$4,419	$42,873	$12,191	$19,901	$—	$79,384
Allowance for loan losses as a percentage of gross loan receivables	5.4%	20.0%	13.1%	9.6%	N/A	13.3%

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the year ended December 31, 2018:

	Year Ended December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(165,266)	(4,469)	(169,735)
Recoveries	32,341	3,333	35,674
Net charge-offs	(132,925)	(1,136)	(134,061)
Provision for losses	127,434	839	128,273
Balance, end of period	$11,582	$425	$12,007

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the year ended December 31, 2018:

	Year Ended December 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,915	$60,828	$14,194	$6,426	$—	$87,363
Charge-offs	(175,479)	(328,469)	(51,465)	(113,150)	(5,906)	(674,469)
Recoveries	122,138	56,542	13,374	41,457	3,603	237,114
Net charge-offs	(53,341)	(271,927)	(38,091)	(71,693)	(2,303)	(437,355)
Provision for losses	52,263	265,854	36,513	86,299	2,303	443,232
Effect of foreign currency translation	(418)	(300)	—	(1,131)	—	(1,849)
Balance, end of period	$4,419	$54,455	$12,616	$19,901	$—	$91,391

The following table summarizes activity in the allowance for loan losses during the year ended December 31, 2017:

	Year Ended December 31, 2017
(dollars in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,501	$17,775	$10,737	$5,179	$—	$39,192
Charge-offs	(190,623)	(88,694)	(30,005)	(39,752)	(5,254)	(354,328)
Recoveries	127,184	18,002	9,517	18,743	3,291	176,737
Net charge-offs	(63,439)	(70,692)	(20,488)	(21,009)	(1,963)	(177,591)
Provision for losses	63,760	96,150	23,223	22,245	1,963	207,341
Effect of foreign currency translation	93	522	—	11	—	626
Balance, end of period	$5,915	$43,755	$13,472	$6,426	$—	$69,568
Allowance for loan losses as a percentage of gross loan receivables	6.0%	22.3%	15.1%	13.4%	N/A	16.1%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the year ended December 31, 2017:

	Year Ended December 31, 2017
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$274	$15,630	$1,148	$17,052
Charge-offs	(2,121)	(141,429)	(10,551)	(154,101)
Recoveries	1,335	30,230	4,394	35,959
Net charge-offs	(786)	(111,199)	(6,157)	(118,142)
Provision for losses	512	112,642	5,731	118,885
Balance, end of period	$—	$17,073	$722	$17,795

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the year ended December 31, 2017:

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

NOTE 7 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under our CSO programs were $14.3 million and $14.5 million at December 31, 2018 and December 31, 2017, respectively. As noted, we bear the risk of loss through our guarantee to purchase any defaulted customer loans from the lenders. The terms of these loans range from six to 18 months. This guarantee represents an obligation to purchase specific loans that go into default. (See Note 1, "Significant Accounting Policies and Nature of Operations" for a description of our accounting policies). As of December 31, 2018 and December 31, 2017, the maximum amount payable under all such guarantees was $66.9 million and $65.2 million, respectively. If we are required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. Our liability for incurred losses on CSO loans guaranteed by the Company was $12.0 million and $17.8 million at December 31, 2018 and December 31, 2017, respectively.

We have placed $17.2 million and $17.9 million in collateral accounts for the lenders at December 31, 2018 and December 31, 2017, respectively, which is reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender but are typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between us and each such lender.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Components of Accounts payable and accrued liabilities were as follows:

	December 31,	December 31,
(in thousands)	2018	2017
Trade accounts payable	$26,379	$22,483
Money orders payable	7,822	8,131
Accrued taxes, other than income taxes	1,038	678
Accrued payroll and fringe benefits	14,581	18,890
Reserve for store closure costs	2,063	4,419
Other accrued liabilities	5,399	1,191
Total	$57,282	$55,792

NOTE 9 – RESTRUCTURING COSTS
In the third quarter of 2017, we closed our remaining 13 Speedy Cash branch locations in the U.K. Our financial results for the year ended December 31, 2017 included $7.4 million of related charges, primarily $5.9 million for the remaining net cash obligations for store leases and related costs and $1.5 million for the write-off of fixed assets and leasehold improvements.

During 2016, we eliminated certain corporate positions in our Canadian headquarters and closed six stores in Texas, which were all underperforming stores that were acquired as part of the Money Box acquisition. Our results for the year ended December 31,

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

2016 included charges related to these store closures primarily consisting of remaining lease obligations and the write-down and loss on the disposal of fixed assets. We also closed one store in Missouri in 2016 that was damaged by a fire.
We had no restructuring costs during the year ended December 31, 2018. Impairments, store closure costs and severance costs for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Lease obligations and related costs	$—	$5,883	$1,620
Write-down and loss on disposal of fixed assets	—	1,510	772
Severance costs	—	—	1,226
Total restructuring costs	$—	$7,393	$3,618

Activity for the restructuring reserve for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Balance, beginning of period	$4,419	$1,258
Additions and adjustments	—	7,393
Payments and write-downs	(2,356)	(4,232)
Balance, end of period	$2,063	$4,419

Closed store reserves are included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.

On January 17, 2019, we completed a reduction in force which eliminated 121 positions in North America, representing 2.8% of our global headcount as of December 31, 2018. See Note 24, "Subsequent Events" for additional information.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
(in thousands)	2018	2017
8.25% Senior Secured Notes (due 2025)	$676,661	$—
12.00% Senior Secured Notes (due 2022)	—	585,823
Non-Recourse U.S. SPV Facility	—	120,402
Non-Recourse Revolving Canada SPV Facility	107,479	—
Senior Revolver	20,000	—
Cash Money Revolving Credit Facility	—	—
Long-term debt	$804,140	$706,225

8.25% Senior Secured Notes

In August 2018, we issued our 8.25% Senior Secured Notes which mature on September 1, 2025 ("8.25% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, we capitalized financing costs of approximately $13.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of "Long-term debt," and is being amortized over the term of the 8.25% Senior Secured Notes and included as a component of interest expense.

The proceeds of this issuance were used to (i) redeem the outstanding 12.00% Senior Secured Notes of CFTC, our wholly-owned subsidiary, (ii) to repay the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary ("CURO Receivables"), which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

As of December 31, 2018, we were in full compliance with the covenants and other provisions of the 8.25% Senior Secured Notes.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due 2022 ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes was payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February 2017 issuance refinanced similar notes that were nearing maturity. The refinancing was treated as an extinguishment and resulted in a pretax loss of $12.5 million during the nine months ended September 30, 2017. In connection with these 2017 debt issuances, we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of "Long-term debt," and was being amortized over the term of the 12.00% Senior Secured Notes and included as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from our IPO as required by the underlying indentures (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”) at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon to the date of Redemption. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remained outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

The remainder of the 12.00% Senior Secured Notes were extinguished effective September 7, 2018 as a result of the issuance of the 8.25% Senior Secured Notes as described above. The extinguishment of the 12.00% Senior Secured Notes resulted in a pretax loss of $69.2 million during the year ended December 31, 2018.

Refer to Note 24, "Subsequent Events" for additional discussion of the SOA and Administration process as related to the 8.25% Senior Secured Notes.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides for an $80.0 million term loan and $70.0 million of revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). The loans bear interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. CURO Receivables also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In connection with this facility, we capitalized financing costs of approximately $5.3 million, the balance of which is included in the Consolidated Balance Sheets as a component of "Long-term debt" and is being amortized over the term of the Non-Recourse U.S. SPV Facility.

In September 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million. In October 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the year ended December 31, 2018.

Non-Recourse Canada SPV Facility

In August 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C $250.0 million (“Non-Recourse Canada SPV Facility”). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a .50% per annum commitment fee on the unused portion of the commitments. This facility matures in 2022. As of December 31, 2018, the Canada SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse Canada SPV Facility.

As of December 31, 2018, the carrying amount of outstanding borrowings from the Non-Recourse Canada SPV Facility was $107.5 million. For further information on Non-Recourse Canada SPV, refer to Note 5, "Variable Interest Entities."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Senior Revolver

On September 1, 2017, we entered into a $25.0 million Senior Secured Revolving Loan Facility (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for our 12.00% Senior Secured Notes due 2022 and complements our other financing sources, while providing seasonal short-term liquidity. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the 12.00% Senior Secured Notes based upon consolidated tangible assets. Additionally, in November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the 8.25% Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks.

Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR plus 5.00% (subject to a 5% overall rate minimum) and is repayable on demand.

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all of our subsidiaries that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The revolver had an outstanding balance of $20.0 million at December 31, 2018.

The Senior Revolver contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are (i) minimum eligible collateral value, (ii) consolidated interest coverage ratio and (iii) consolidated leverage ratio. The Senior Revolver also contains various events of default, the occurrence of which could result in termination of the lenders’ commitments to lend and the acceleration of all our obligations under the Senior Revolver. As of December 31, 2018, we were in full compliance with the covenants and other provisions of our Senior Revolver.

In connection with this facility, we capitalized financing costs of approximately $0.1 million, the balance of which is included in the Consolidated Balance Sheets as a component of “Other assets,” and is being amortized over the term of the facility and included as a component of interest expense.

ABL Facility

On November 17, 2016, CURO Intermediate Holding Corp. ("CURO Intermediate") entered into a six-month recourse credit facility with Victory Park Management, LLC and certain other lenders which provided for $25.0 million of borrowing capacity, (“ABL Facility”). This facility matured in May 2017 and was fully converted to the Non-Recourse U.S. SPV Facility. The ABL Facility was secured by a first lien against our assets and the assets of CURO Intermediate and its domestic subsidiaries. The lender advanced to CURO Intermediate 80% of the principal balance of the eligible installment loans held by CURO Intermediate and its guarantor subsidiaries. As customer loan payments were received by CURO Intermediate and its guarantor subsidiaries, such payments were subjected to a conventional priority-of-payment waterfall provided the loan-to-value did not exceed 80%. The loans bore interest at an annual rate of up to 8.0% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The ABL Facility provided that CURO Intermediate paid a 0.50% per annum commitment fee on the unused portion of the commitments and a 4.0% per annum monitoring fee on loans outstanding. Commitment terminations and voluntary prepayments of loans made prior to the 30th month anniversary of the closing date of the Non-Recourse U.S. SPV Facility are subject to a fee equal to 3.0% of the amount of revolving loan commitments terminated or loans voluntarily prepaid.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries ("Cash Money"), maintains a C$10 million revolving credit facility with Royal Bank of Canada, which increased from C$7.3 million in July 2018. The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of December 31, 2018, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2018 and December 31, 2017.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Subordinated Stockholder Debt

As part of the acquisition of Cash Money in 2011, we issued an Escrow Note to the seller which provided us indemnification for certain claims. This note bears interest at 10.0% per annum, and quarterly interest payments are due until the note matures in May 2019. The balance of this note at December 31, 2018 and December 31, 2017 was $2.2 million and $2.4 million, respectively.

10.75% Senior Secured Notes

Between May 2011 and February 2013, CURO Intermediate issued a total of $440.0 million of 10.75% Senior Secured Notes due May 2018. In September 2016, CURO Intermediate made an open-market purchase of $25.1 million of the outstanding May 2011 10.75% Senior Secured Notes at 71.25% of the principal plus accrued and unpaid interest of $1.0 million and recognized a gain on early extinguishment of $7.0 million related to the discount on repurchase, net of unamortized deferred financing costs and fees. In connection with the issuances of the 10.75% Senior Secured Notes, we incurred $16.0 million of financing costs, the balance of which were included in the Consolidated Balance Sheet as a direct reduction of Long-term debt. Interest was paid semi-annually on May 15 and November 15 of each applicable year. In February 2017, proceeds from the issuance of the 12.00% Senior Secured Notes were used, together with available cash, to redeem the outstanding 10.75% Senior Secured Notes due 2018.

12.00% Senior Cash Pay Notes

In February 2013, Speedy Group issued $125.0 million of 12.00% Senior Cash Pay Notes due November 15, 2017. In connection with this borrowing, we incurred $3.4 million of financing costs that were recorded as a direct reduction of Long-term debt and amortized over the term of the notes as a component of interest expense. These notes were redeemed in February 2017 using proceeds from the 12.00% Senior Secured Notes, together with available cash.

Ranking and Guarantees

The 8.25% Senior Secured Notes rank senior in right of payment to all of our and our guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all of our and our guarantor entities’ existing and future senior indebtedness, including borrowings under our revolving credit facilities. Pursuant to our Inter-creditor Agreement, these notes and the guarantees will be effectively subordinated to our credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of our subsidiaries that are not guarantors.

The 8.25% Senior Secured Notes are secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions. At any time prior to September 1, 2021, we may redeem (i) up to 40% of the aggregate principal amount of the notes at a price equal to 108.2% of the principal amount, plus accrued and unpaid interest, if any, to the applicable redemption date with the net proceeds to us of certain equity offerings; and (ii) some or all of the notes at a make-whole price. On or after September 1, 2021, we may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the applicable date of redemption. The redemption price for the notes if redeemed during the 12 months beginning (i) September 1, 2021 is 104.1%, (ii) September 1, 2022 is 102.1% and (iii) on or after September 1, 2023 is 100.0%.

Future Maturities of Long-Term Debt

Annual maturities of outstanding long-term debt for each of the five years after December 31, 2018 are as follows:

(in thousands)	Amount
2019	$20,000
2020	—
2021	—
2022	111,335
2023	—
Thereafter	690,000
Long-term debt (before deferred financing costs and discounts)	821,335
Less: deferred financing costs and discounts	17,195
Long-term debt, net	$804,140

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 11 – SHARE-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) was originally approved by our stockholders in November 2010, and amended in December 2013. The 2010 Plan provides for the issuance of up to 2,160,000 shares, subject to certain adjustment provisions, and provides for grants of stock options, restricted stock, and stock grants. Awards may be granted to employees, consultants and our directors. In conjunction with approval of the 2017 Incentive Plan, no new awards will be granted under the 2010 Plan.

The 2017 Incentive Plan was approved by our stockholders on November 8, 2017. The 2017 Incentive Plan provides for the issuance of up to 5,000,000 shares, subject to certain adjustment provisions described in the 2017 Incentive Plan, for the granting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based upon our common stock. Awards may be granted to officers, employees, consultants and directors of the Company. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

Stock Options

Stock options are awards which allow the grantee to purchase shares of our common stock at prices equal to the fair value at the date of grant. Stock options granted under the 2010 Plan typically vest at a rate of 20% per year over a 5-year period, have a term of 10 years and are subject to limitations on transferability. We did not grant stock option awards in 2018.

For the year ended December 31, 2017, the fair value of the options granted was calculated at each grant date using a Black-Scholes option-pricing model which assumed the following weighted average assumptions: expected volatility of 45.3%, expected term of 6.1 years, risk-free interest rate of 2.2%, and no expected dividends.

For the year ended December 31, 2016, the fair value of the options granted was calculated at each grant date using a Black-Scholes option-pricing model which assumed the following weighted average assumptions: risk free interest rate of 1.9%, expected term of options of 6.0 years, expected volatility of 44.7% and no expected dividends.

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

Our share-based compensation is measured at the grant date, based on the fair value of the award, which we recognize on a straight-line basis over the requisite service period. We account for forfeitures as they occur in accordance with the election provided under ASU 2016-09. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on our share-based compensation.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes our stock option activity for the years ended December 31, 2018, 2017 and 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,919,628	$2.34
Granted	461,808	$3.66	$1.67
Exercised	—	$—
Forfeited	(502,128)	$2.08
Outstanding at December 31, 2016	1,879,308	$2.73		4.6	$2.1
Granted	99,396	$8.86	$4.11
Exercised	—	$—
Forfeited	(1,224)	$3.39
Outstanding at December 31, 2017	1,977,480	$3.04		5.2	$21.8
Granted	—	$—	$—
Exercised	(500,924)	$1.46			$4.0
Forfeited	(31,224)	$4.03	$1.84
Outstanding at December 31, 2018	1,445,332	$3.56		3.7	$8.6

Options exercisable at December 31, 2018	1,150,972	$1.90		2.7	$7.2

Restricted Stock Units

Grants of restricted stock units ("RSUs") are valued at the date of grant based on the value of our common stock and are expensed using the straight-line method over the service period. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Grants of RSUs made through December 31, 2018 are subject to time-based vesting, typically over a three-year period. Unvested RSUs may be forfeited upon termination of employment depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the activity of unvested RSUs for the years ended December 31, 2018 and 2017 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
January 1, 2017	—	—
Granted	1,516,241	$14.00
Vested	—	—
Forfeited	—	—
December 31, 2017	1,516,241	$14.00
Granted	73,663	$18.20
Vested	(508,126)	$14.00
Forfeited	(21,428)	$14.00
December 31, 2018	1,060,350	$14.29

Share-based compensation expense included in the Consolidated Statements of Operations as a component of Corporate expenses is summarized in the following table:

(in thousands)	2018	2017	2016
Pre-tax share-based compensation expense	$8,210	$965	$1,148
Income tax benefit	(2,217)	(386)	(459)
Total share-based compensation expense, net of tax	$5,993	$579	$689

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of December 31, 2018, there was $14.5 million of unrecognized compensation cost related to share-based awards, which we will recognize over a weighted-average period of 2.0 years.

NOTE 12 – INCOME TAXES

Income before taxes and income tax expense (benefit) was comprised of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income (loss) before taxes:
U.S. tax jurisdictions	$19,300	$70,323	$75,555
Non-U.S. tax jurisdictions	(39,864)	21,406	32,466
Total income (loss) before taxes	$(20,564)	$91,729	$108,021
Current tax provision (benefit)
Federal	$(7,587)	$20,829	$24,508
State	(1,497)	2,445	5,495
Foreign	7,748	10,542	13,254
Total current provision (benefit)	(1,336)	33,816	43,257
Deferred tax provision (benefit)
Federal	7,471	6,283	186
State	631	2,647	(134)
Foreign	(5,277)	(170)	(732)
Total deferred tax provision (benefit)	2,825	8,760	(680)
Total provision for income taxes	$1,489	$42,576	$42,577

The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act”) enacted various changes to the U.S. federal corporate tax law. Some of the most significant provisions impacting us include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018 and a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Pursuant to ASC 740, Income Taxes, we recognized the effects of changes in tax laws and rates on deferred tax assets and liabilities. The total impact of the 2017 Tax Act was comprised of expense of $6.5 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries ($8.1 million provisional expense in 2017 and a benefit of $1.6 million in 2018) and a benefit of $4.2 million related to the remeasurement of our net deferred tax liabilities arising from a lower U.S. corporate tax rate. The remaining provisions of the 2017 Tax Act are not expected to have a material impact on our results of operations or financial condition.

The benefit associated with the remeasurement of our net deferred tax liabilities arising from a lower U.S. corporate tax rate will be recognized as cash benefits at varying times as related assets and liabilities impact current tax expense.

As of December 31, 2018, we had undistributed earnings of certain foreign subsidiaries of $170.4 million. We intend to reinvest our foreign earnings indefinitely in our non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $170.4 million were distributed to the U.S., we would be subject to estimated Canadian withholding taxes of approximately $8.5 million. In the event the earnings were distributed to the U.S., we would adjust our income tax provision for the period and would determine the amount of foreign tax credit that would be available.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The sources of deferred income tax assets (liabilities) are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Deferred tax assets related to:
Loans receivable	$—	$1,027
Accrued expenses and other reserves	3,267	3,668
Compensation accruals	4,974	3,921
Deferred revenue	78	86
State and provincial net operating loss carryforwards	1,611	822
Foreign net operating loss and capital loss carryforwards	18,008	15,850
Gross deferred tax assets	27,938	25,374
Less: Valuation allowance	(22,176)	(17,573)
Net deferred tax assets	$5,762	$7,801
Deferred tax liabilities related to:
Property and equipment	$(3,126)	$(2,776)
Goodwill and other intangible assets	(14,508)	(15,395)
Prepaid expenses and other assets	(197)	(344)
Loans receivable	(127)	—
Gross deferred tax liabilities	(17,958)	(18,515)
Net deferred tax liabilities	$(12,196)	$(10,714)

Deferred tax assets and liabilities are included in the following line items in the Consolidated Balance Sheets:

	Year Ended December 31,
(in thousands)	2018	2017
Net current deferred tax assets	$1,534	$772
Net long-term deferred tax liabilities	(13,730)	(11,486)
Net deferred tax liabilities	$(12,196)	$(10,714)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Differences between our effective income tax rate computed on net earnings or loss before income taxes and the statutory federal income tax rate were as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Income tax (benefit) expense using the statutory federal rate in effect	$(4,319)	$32,105	$37,807
Tax effect of:
Effects of foreign rates different than U.S. statutory rate	759	(5,370)	(7,569)
State, local and provincial income taxes, net of federal benefit	334	7,164	9,045
Tax credits	(116)	(450)	(713)
Nondeductible expenses	77	536	521
Impact of goodwill impairment charges	4,338	—	—
Foreign exchange gain/loss on intercompany loan	(296)	899	—
Valuation allowance	5,186	2,393	3,129
Deferred remeasurement	—	886	205
Repatriation tax	(1,610)	8,100	—
Deferred remeasurement due to the 2017 Tax Act	—	(4,162)	—
Share-based compensation	(3,081)	—	—
Other	217	475	152
Total provision for income taxes	$1,489	$42,576	$42,577
Effective income tax rate	(7.2)%	46.4%	39.4%
Statutory federal income tax rate	21.0%	35.0%	35.0%

At December 31, 2018 and December 31, 2017, we had no reserves related to uncertain tax positions.

The tax years 2015 through 2017 remain open to examination by the taxing authorities in the U.S. The tax years 2011 through 2017 remain open to examination by the taxing authorities in the U.K. The tax years 2013 through 2017 remain open to examination by the taxing authorities in Canada. We expect no material change related to our current positions in recorded unrecognized income tax benefit liability in the next 12 months.

We file income tax returns in U.S. federal and various state jurisdictions, Canada (including provinces) and the U.K.

A summary of the valuation allowance was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at the beginning of year	$17,573	$14,072	$13,097
Revaluation of valuation allowance due to change in statutory rates	—	—	(1,234)
Increase to balance charged as expense	5,186	2,393	3,129
(Decrease) increase to balance charged to Other Comprehensive Income	—	(101)	1,627
Effect of foreign currency translation	(583)	1,209	(2,547)
Balance at end of year	$22,176	$17,573	$14,072

As of December 31, 2018, our foreign net operating loss carryforwards were approximately $18.9 million. The U.K. net operating loss carryforwards do not expire and can be used at any time until the U.K. Subsidiaries cease to exist. The Canadian net operating loss carryforwards expire after 20 years. As of December 31, 2018, we had $2.6 million of deferred tax assets on foreign entities with foreign operating loss carryforwards. We do not expect to have taxable income in the near future in these jurisdictions. As of December 31, 2018, we had an $18.9 million valuation allowance related to these foreign operating losses and a $2.6 million valuation allowance related to the deferred tax assets. As of December 31, 2018, we had state net operating loss carryforwards of $0.7 million. These carryforwards expire in varying amounts in years 2019 through 2037 and exist in states in which we may have taxable income in the near future. We have recorded a valuation allowance of $0.7 million related to these state net operating losses. As of December 31, 2018, we have a state tax credit carryforward of $0.3 million. During the years ended December 31, 2018, 2017 and 2016 we did not record any estimated interest or penalties.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13 – FINANCIAL INSTRUMENTS AND CONCENTRATIONS
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

Level 3 – Unobservable inputs reflecting our own judgments about the assumptions market participants would use in pricing the asset or liability because limited market data exists. We develop these inputs based on the best information available, including our own data.

Financial Assets and Liabilities Not Measured at Fair Value

The table below presents the assets and liabilities that were not measured at fair value at December 31, 2018.

		Estimated Fair Value
(in thousands)	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Financial assets:
Cash	$71,034	$71,034	$—	$—	$71,034
Restricted cash	28,823	28,823	—	—	28,823
Loans receivable, net	596,787	—	—	517,403	517,403
Investment in Cognical	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$12,007	$—	$—	$12,007	$12,007
8.25% Senior Secured Notes	676,661	—	—	531,179	531,179
Non-Recourse Canada SPV facility	107,479	—	—	111,335	111,335
Senior Revolver	20,000	—	—	20,000	20,000

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The table below presents the assets and liabilities that were not measured at fair value at December 31, 2017.

		Estimated Fair Value
(in thousands)	Carrying Value December 31, 2017	Level 1	Level 2	Level 3	December 31, 2017
Financial assets:
Cash	$162,374	$162,374	$—	$—	$162,374
Restricted cash	12,117	12,117	—	—	12,117
Loans receivable, net	363,269	—	—	363,269	363,269
Investment in Cognical	5,600	—	—	5,600	5,600
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$17,795	$—	$—	$17,795	$17,795
12.00% Senior Secured Notes	585,823	—	—	663,475	663,475
Non-Recourse U.S. SPV facility	120,402	—	—	124,590	124,590

Loans receivable are carried on the Consolidated Balance Sheets net of the allowance for estimated loan losses. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value.

In connection with our CSO programs, the accounting for which is discussed in detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations," we guarantee consumer loan payment obligations to unrelated third-party lenders for loans that we arrange for consumers on the third-party lenders’ behalf. We are required to purchase from the lender defaulted loans we have guaranteed.

The fair value of our Senior Secured Notes was based on broker quotations. The fair values of the Non-Recourse U.S. SPV facility, Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlement.

Derivative Financial Instrument

During 2018, we entered into a series of cash flow hedges for which the hedging instruments were forward contracts to purchase GPB 10,400,000 that expired in October 2018. During 2016, we had a cash flow hedge for which the hedging instrument was a forward contract to sell GBP 4,800,000 that expired in May 2017. We performed an assessment that determined that all critical terms of the hedging instruments and the hedged transactions matched and as such qualitatively concluded that changes in the hedges' intrinsic value would completely offset the change in the expected cash flows based on changes in the currency's spot rate. Since the effectiveness of this hedge was assessed based on changes in the hedge’s intrinsic value, the change in the time value of the contract would be excluded from the assessment of hedge effectiveness.

Changes in the hedge’s intrinsic value, to the extent that they were effective as a hedge, were recorded in "Other comprehensive income" in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, we recorded a realized loss of $0.6 million and $0.3 million, respectively, in our Consolidated Statement of Income associated with these hedges.

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
Revenues originated in Texas, Ontario and California represented approximately 24.9%, 11.0% and 18.3%, respectively, of our consolidated total revenues for the year ended December 31, 2018. Revenues originated in Texas, Ontario and California

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

represented approximately 25.6%, 12.9% and 17.7%, respectively, of our consolidated total revenues for the year ended December 31, 2017.
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

Purchase of Cognical Holdings Inc. Preferred Shares

During 2017, we purchased 3,292,554 preferred shares of Cognical Holdings for $5.6 million. In February 2018, we purchased 560,872 additional preferred shares for $1.0 million. As a result of these transactions, we own 10.4% of the equity of Cognical Holdings as of December 31, 2018. We also hold warrants, subject to a vesting, to purchase the common stock of Cognical Holdings in partial consideration of services provided by Cognical Holdings. We record these purchases in "Other" assets on our Consolidated Balance Sheets, and we have accounted for this investment and its related warrants using the fair value method of accounting.

On February 8, 2019, we purchased 679,535 additional preferred shares of Cognical for $1.4 million. As a result of this transaction, our ownership increased from 10.4% to 11.7% of the equity of Cognical.

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

NOTE 14 – STOCKHOLDERS' EQUITY
In connection with our formation in 2013, the stockholders entered into an Investor Rights Agreement. In connection with the completion of our IPO, we entered into the Amended and Restated Investors Rights Agreement with certain of our existing stockholders, including the Founder Holders and the Freidman Fleisher & Lowe Capital Partners II, L.P. (and its affiliated funds, the “FFL Funds”), whom we collectively refer to as the "principal holders." Pursuant to this Amended and Restated Investors Rights Agreement, we agreed to register the sale of shares of our common stock held by the principal holders under certain circumstances.

On December 6, 2017 we effected a 36-for-1 split of our common stock, and on December 11, 2017, we increased the authorized number of shares of our common stock to 250,000,000, consisting of 225,000,000 shares of common stock, with a par value of $0.001 per share and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

We completed our IPO of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds of $81.1 million. On December 7, 2017, our stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." On January 5, 2018, the underwriters exercised their option to purchase additional shares at the IPO price, less the underwriting discount, which provided additional proceeds of $13.1 million.

On March 7, 2018, we used a portion of the IPO net proceeds to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022, together with related fees, expenses, premiums and accrued interest.

In February 2017, CFTC paid us a $130.1 million dividend to fund the redemption of the 12.00% Senior Cash Pay Notes. We paid dividends of $28.0 million and $8.5 million to our stockholders in May 2017 and August 2017, respectively.  On October 16, 2017, we declared a dividend of $5.5 million, which was paid to our stockholders on October 16, 2017. In connection with the issuance of $135.0 million of additional 12.00% Senior Secured Notes on November 2, 2017, CFTC paid a cash dividend in the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

amount of $140.0 million to us, and we declared a dividend of $140.0 million, which was paid to our stockholders on November 2, 2017.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash paid for:
Interest	$84,823	$60,054	$61,019
Income taxes	16,311	26,863	43,650
Non-cash investing activities:
Payment for repurchase of May 2011 Senior Secured Notes accrued in accounts payable	—	—	18,939
Property and equipment accrued in accounts payable	1,718	1,631	3,338

NOTE 16 – SEGMENT REPORTING
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision making purposes. We have three reportable operating segments: the U.S., Canada and the U.K.
U.S. As of December 31, 2018, we operated a total of 213 U.S. retail locations and we have an online presence in 27 states. We provide Single-Pay loans, Installment loans and Open-End loans, vehicle title loans, check cashing, gold buying, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to our customers in the U.S.

Canada. We operate under the Cash Money and LendDirect brands in Canada. As of December 31, 2018, we operated a total of 200 stores across seven Canadian provinces and territories and we have an online presence in five provinces. We provide Single-Pay loans, Installment loans and Open-End loans, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to our customers in Canada.

U.K. As a result of placing our U.K. Subsidiaries into administration on February 25, 2019, we ceased operations in the U.K. Prior to entering into administration, we operated under the Speedy Cash ®, WageDayAdvance and Juo Loans brands in the U.K. During 2017, we closed our remaining 13 retail Speedy Cash locations in the U.K. as we moved to focus on our online loans to U.K. customers, offered as WageDayAdvance and Juo Loans. For further information on U.K. segment developments leading to the administration, refer to Note 24, "Subsequent Events".

Management’s evaluation of segment performance utilizes gross margin and operating profit before the allocation of interest expense and professional services. The following reporting segment results reflect this basis for evaluation and were determined in accordance with the same accounting principles used in our consolidated financial statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents summarized financial information concerning our reportable segments:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues by segment:
U.S.	$853,141	$737,729	$606,798
Canada	191,932	186,408	188,078
U.K.	49,238	39,496	33,720
Consolidated revenue	$1,094,311	$963,633	$828,596
Gross margin by segment:
U.S.	$284,828	$267,215	$204,328
Canada	40,642	67,950	78,639
U.K.	15,427	14,072	10,289
Consolidated gross margin	$340,897	$349,237	$293,256
Segment operating income (loss):
U.S.	$1,117	$51,459	$56,778
Canada	17,001	50,797	60,482
U.K.	(38,682)	(10,527)	(9,239)
Consolidated operating profit	$(20,564)	$91,729	$108,021
Expenditures for long-lived assets by segment:
U.S.	$11,105	$7,405	$10,125
Canada	2,928	1,309	5,872
U.K.	232	1,043	29
Consolidated expenditures for long-lived assets	$14,265	$9,757	$16,026
The following table provides the proportion of gross loans receivable by segment:

(in thousands)	December 31, 2018	December 31, 2017
U.S.	$361,473	$308,696
Canada	210,058	104,551
U.K.	25,256	19,590
Total gross loans receivable	$596,787	$432,837

The following table presents our net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(in thousands)	December 31, 2018	December 31, 2017
U.S.	$47,918	$52,627
Canada	28,832	32,924
U.K. (1)	—	1,535
Total	$76,750	$87,086
(1) As previously noted, we ceased operations in the U.K. and fully impaired the U.K. property and equipment as of December 31, 2018 which resulted in an impairment charge of $1.3 million and is included in "Impairment charge on intangible asset and property and equipment" in on our Consolidated Statements of Operations.

Our chief operating decision maker does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 17 – CONTINGENT LIABILITIES
Securities Litigation

On December 5, 2018, a putative securities fraud class action lawsuit was filed against us and our chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662. The complaint alleges that we and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons” of CURO. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between July 31, 2018 and October 24, 2018.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding our efforts to transition our Canadian inventory of products from Single-Pay loans to Open-End loans. Plaintiffs assert that we and the individual defendants made these misstatements and omissions to keep our stock price high. Plaintiffs seek unspecified damages and other relief.

While we intend to vigorously contest this lawsuit, we cannot determine the final resolution or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors.

Reimbursement Offer; Possible Changes in Payment Practices

During 2017, it was determined that a limited universe of borrowers may have incurred bank overdraft or non-sufficient funds fees because of possible confusion about certain electronic payments we initiated on their loans. As a result, we decided to reimburse such fees through payments or credits against outstanding loan balances, subject to per-customer dollar limitations, upon receipt of (i) claims from potentially affected borrowers stating that they were in fact confused by our practices and (ii) bank statements from such borrowers showing that fees for which reimbursement is sought were incurred at a time that such borrowers might reasonably have been confused about our practices. As of September 30, 2018, net of payments made, we no longer had a liability for this matter.

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

City of Austin

We were cited in July 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under our CAB programs, including loan sizes and repayment terms. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits has not been scheduled. We do not anticipate having a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere in Texas, and would force us to restructure the loans we originate in Austin and elsewhere in Texas.

U.K. Customer redress claims

During the second half of 2018, the U.K. Subsidiaries received an elevated number of claims in connection with certain of their regulatory obligations to consumers, including affordability, creditworthiness assessment and responsible lending (collectively, the “Redress Claims”), pursuant to a complaint resolution process for high-cost short-term credit providers. The liability for Redress Claims is dependent upon multiple factors, including the number of customers who present claims and the ability of those customers to successfully demonstrate their claims. Accordingly, we cannot determine the likely range of outcomes for this matter. As of December 31, 2018, we recorded a liability for Redress Claims of $3.2 million related to known and pending claims. This matter could have a material adverse impact on our result of operations if we continued to operate in the U.K. However, effective February

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986, insolvency practitioners from KPMG were appointed as administrators (“Administrators”) in respect of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will have no additional liability for this matter. See Note 24, "Subsequent Events" for additional information.

Other Legal Matters

We are a defendant in certain routine litigation matters encountered in the ordinary course of our business. Certain of these matters may be covered to an extent by our insurance. In the opinion of management, based upon the advice of legal counsel, the likelihood is remote that the impact of any of these pending routine litigation matters, either individually or in the aggregate, would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 18 – OPERATING LEASES

We entered into operating leases for the buildings in which we operate that expire at various times through 2040. The majority of the leases have an original term of five years with two, five-year renewal options. Most of the leases have escalation clauses and several also require payment of certain period costs, including maintenance, insurance and property taxes.

Some of the leases are with related parties and have terms similar to the non-related party leases previously described. Rent expense on unrelated third-party leases for the years ended December 31, 2018, 2017 and 2016 was $22.9 million, $23.6 million and $23.1 million, respectively; and for related party leases was $3.5 million, $3.3 million and $3.3 million, respectively.

The following table summarizes the future minimum lease payments that we are contractually obligated to make under operating leases as of December 31, 2018:

(in thousands)	Third Party	Related Party	Total
2019	$24,211	$3,330	$27,541
2020	20,547	3,285	23,832
2021	17,301	3,324	20,625
2022	14,558	3,322	17,880
2023	10,269	705	10,974
Thereafter	13,446	730	14,176
Total (1)	$100,332	$14,696	$115,028
(1) Future minimum lease payments exclude the U.K. as all U.K. subsidiaries were placed into administration effective February 25, 2019.

NOTE 19 – RELATED PARTY TRANSACTIONS

We employ the services of Ad Astra Recovery Services, Inc. (“Ad Astra”), which is owned by our founders. Ad Astra provides third-party collection activities for our U.S. operations. Generally, once loans are between 91 and 121 days delinquent, we refer them to Ad Astra for collections. Ad Astra earns a commission fee equal to 30% of any amounts successfully recovered. Payments collected by Ad Astra on our behalf and commissions payable to Ad Astra are net settled on a one-month lag. The net amount receivable from Ad Astra at December 31, 2018, 2017 and 2016 was $1.1 million, $0.7 million and $0.6 million, respectively. These amounts are included in “Prepaid expenses and other” in the Consolidated Balance Sheets. The commission expense paid to Ad Astra for the years ended December 31, 2018, 2017 and 2016 was $13.8 million, $12.4 million and $12.1 million, respectively, and is included in “Other costs of providing services” in the Consolidated Statements of Operations.

We have entered into several operating lease agreements for our corporate office, collection office and stores in which we operate, with several real estate entities that are related through common ownership. These operating leases are discussed in Note 18, "Operating Leases."

NOTE 20 – BENEFIT PLANS

In conjunction with our IPO, we approved the 2017 Employee Stock Purchase Plan ("ESPP") that provides certain of our employees the opportunity to purchase shares of our common stock through separate offerings that may vary in terms. We have provided for the issuance of up to 2,500,000 shares to be utilized in the ESPP. Although approved, we have not authorized employees to purchase shares under the ESPP.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In 2015 we instituted a nonqualified deferred compensation plan that provides certain of our employees with the opportunity to elect to defer base salary and performance-based compensation, which, upon such election, will be credited to the participant’s deferred compensation account. Participant contributions are fully vested at all times. Each deferred compensation account will be invested in one or more investment funds made available by us and selected by the participant. We may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, determined annually by us. Our contributions vest over three years. Each vested deferred compensation account will be paid out in a lump sum either upon a participant’s separation from service or a future date chosen by the participant at the time of enrollment. The amount deferred under this plan totaled $3.6 million, $3.3 million and $1.4 million as of December 31, 2018, 2017 and 2016, respectively, and was recorded in Other long-term liabilities.

In 2014 we instituted a pension plan which covers all U.K. employees. Employees are automatically enrolled at 1% of their compensation, and we will match the employee’s contribution up to 3% of the employee’s compensation. Our contributions to the plan were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 24, "Subsequent Events" for further information concerning the U.K. exit.

In 2013 we instituted a Registered Retirement Savings Plan (“RRSP”) which covers all Canadian employees. We match the employee contribution at a rate of 50% of the first 6% of compensation contributed to the RRSP. Employee contributions vest immediately. Employer contributions vest 50% after one year and 100% after two years. Our contributions to the RRSP were $0.2 million for each of the years ended December 31, 2018, 2017 and 2016.

In 2010 we instituted a 401(k) retirement savings plan which covers all U.S. employees. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the plan. We match the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Employee contributions vest immediately. Employer contributions vest in full after three years of employment. Our contributions to the plan were $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We own life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. These policies are recorded at their cash surrender value and are included in other assets. Income generated from policies is recorded as Other income.

NOTE 21 – EARNINGS PER SHARE

The following presents the computation of basic earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic: (1)
Net income	$(22,053)	$49,153	$65,444
Weight average common shares	45,815	38,351	37,908
Basic earnings per share	$(0.48)	$1.28	$1.73
(1) The per share information has been adjusted to give effect to the 36-to-1 stock split of our common stock which was effective December 6, 2017.

The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Diluted: (1)
Net income	$(22,053)	$49,153	65,444
Weight average common shares (basic)	45,815	38,351	37,908
Dilutive effect of share-based compensation	—	926	895
Weighted average common shares -- diluted	45,815	39,277	38,803
Diluted earnings per share	$(0.48)	$1.25	$1.69
(1) The per share information has been adjusted to give effect to the 36-to-1 stock split of our common stock which was effective December 6, 2017.

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

year ended December 31, 2016, there were approximately 0.1 million potential common shares not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the year ended December 31, 2018, 2.1 million potential common shares were excluded from the calculation of diluted earnings per share. There was no effect for the year ended December 31, 2017.

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In August 2018, we issued $690.0 million of 8.25% Senior Secured Notes due September 1, 2025. The proceeds from issuance of the 8.25% Senior Secured Notes were used to extinguish the February and November 2017 12.00% Senior Secured Notes due March 1, 2022. The redemption was conducted pursuant to the indenture governing the 8.25% Senior Secured Notes. See Note 10, "Long-Term Debt" for additional details.

In August, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C $250.0 million (“Non-Recourse Canada SPV Facility”). See Note 10, "Long-Term Debt" for additional details.

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

On November 2, 2017, CFTC issued $135.0 million aggregate principal amount of additional 12.00% Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act, (the "Additional Notes Offering"). CFTC used the proceeds from the Additional Notes Offering, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to us, CFTC’s sole stockholder, and ultimately our stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders of a majority of the outstanding principal amount of the current 12.00% Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

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

The following condensed consolidating financing information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	CURO as the issuer of the 8.25% Senior Secured Notes

(ii)
Our subsidiary guarantors, which are comprised of our domestic subsidiaries, including CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017, and U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018, and excluding Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;

(iii)	Our other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”)

(iv)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in our subsidiaries;

(v)	Us and our subsidiaries on a consolidated basis.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Condensed Consolidating Balance Sheets

	December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$42,403	$28,631	$—	$—	$—	$71,034
Restricted cash	9,993	5,990	12,840	—	—	28,823
Loans receivable, net	304,542	76,674	136,187	—	—	517,403
Deferred income taxes	—	1,534	—	—	—	1,534
Income taxes receivable	7,190	—	—	9,551	—	16,741
Prepaid expenses and other	37,866	7,204	—	—	—	45,070
Property and equipment, net	47,918	28,832	—	—	—	76,750
Goodwill	91,131	28,150	—	—	—	119,281
Other intangibles, net	8,418	21,366	—	—	—	29,784
Intercompany receivable	77,009	(32,455)	—	—	(44,554)	—
Investment in subsidiaries	—	—	—	(101,665)	101,665	—
Other	12,253	944	—	—	—	13,197
Total assets	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$38,240	$13,870	$4,980	$192	$—	$57,282
Deferred revenue	5,981	3,642	40	—	—	9,663
Income taxes payable	—	1,579	—	—	—	1,579
Accrued interest	149	(5)	831	19,924	—	20,899
Payable to CURO	768,345	—	—	(768,345)	—	—
CSO guarantee liability	12,007	—	—	—	—	12,007
Deferred rent	9,559	1,441	—	—	—	11,000
Long-term debt (excluding current maturities)	20,000	—	107,479	676,661	—	804,140
Subordinated shareholder debt	—	2,196	—	—	—	2,196
Intercompany payable	—	224	44,330	—	(44,554)	—
Other long-term liabilities	4,967	1,255	—	—	—	6,222
Deferred tax liabilities	15,175	—	—	(1,445)	—	13,730
Total liabilities	874,423	24,202	157,660	(73,013)	(44,554)	938,718
Stockholders' equity	(235,700)	142,668	(8,633)	(19,101)	101,665	(19,101)
Total liabilities and stockholders' equity	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2017
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	Consolidated	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$—	$—	$117,379	$44,915	$—	$—	$162,294	$80	$—	$162,374
Restricted cash	—	—	1,677	3,569	6,871	—	12,117	—	—	12,117
Loans receivable, net	—	—	84,912	110,651	167,706	—	363,269	—	—	363,269
Deferred income taxes	—	2,154	(4,646)	3,502	—	—	1,010	(238)	—	772
Income taxes receivable	—	—	—	—	—	—	—	3,455	—	3,455
Prepaid expenses and other	—	—	38,277	3,353	—	—	41,630	882	—	42,512
Property and equipment, net	—	—	52,627	34,459	—	—	87,086	—	—	87,086
Goodwill	—	—	91,131	54,476	—	—	145,607	—	—	145,607
Other intangibles, net	16	—	5,418	27,335	—	—	32,769	—	—	32,769
Intercompany receivable	—	37,877	33,062	(30,588)	—	(40,351)	—	—	—	—
Investment in subsidiaries	(14,504)	899,371	—	—	—	(884,867)	—	(84,889)	84,889	—
Other	5,713	—	3,017	1,040	—	—	9,770	—	—	9,770
Total assets	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$2,606	$13	$35,753	$15,954	$12	$—	$54,338	$1,454	$—	$55,792
Deferred revenue	—	—	6,529	5,455	—	—	11,984	—	—	11,984
Income taxes payable	(49,738)	70,231	(18,450)	2,077	—	—	4,120	—	—	4,120
Accrued interest	24,201	—	—	—	1,266	—	25,467	—	—	25,467
Payable to CURO	184,348	—	(95,048)	—	—	—	89,300	(89,300)	—	—
CSO guarantee liability	—	—	17,795	—	—	—	17,795	—	—	17,795
Deferred rent	—	—	9,896	1,681	—	—	11,577	—	—	11,577
Long-term debt (excluding current maturities)	585,823	—	—	—	120,402	—	706,225	—	—	706,225
Subordinated shareholder debt	—	—	—	2,381	—	—	2,381	—	—	2,381
Intercompany payable	(668,536)	876,869	(124,332)	40,351	(84,001)	(40,351)	—	—	—	—
Other long-term liabilities	—	—	3,969	1,799	—	—	5,768	—	—	5,768
Deferred tax liabilities	(2,590)	6,793	(143)	7,426	—	—	11,486	—	—	11,486
Total liabilities	76,114	953,906	(164,031)	77,124	37,679	(40,351)	940,441	(87,846)	—	852,595
Stockholders' equity	(84,889)	(14,504)	586,885	175,588	136,898	(884,867)	(84,889)	7,136	84,889	7,136
Total liabilities and stockholders' equity	$(8,775)	$939,402	$422,854	$252,712	$174,577	$(925,218)	$855,552	$(80,710)	$84,889	$859,731
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$853,141	$212,705	$28,465	$—	$—	$1,094,311
Provision for losses	348,611	61,276	33,345	—	—	443,232
Net revenue	504,530	151,429	(4,880)	—	—	651,079
Cost of providing services:
Salaries and benefits	71,447	35,306	—	—	—	106,753
Occupancy	30,797	22,887	—	—	—	53,684
Office	21,285	7,137	—	—	—	28,422
Other store operating expenses	47,341	5,649	—	—	—	52,990
Advertising	48,832	19,501	—	—	—	68,333
Total cost of providing services	219,702	90,480	—	—	—	310,182
Gross Margin	284,828	60,949	(4,880)	—	—	340,897
Operating (income) expense:
Corporate, district and other	103,509	46,157	38	9,251	—	158,955
Intercompany management fee	(13,404)	13,388	16	—	—	—
Interest expense	59,949	68	3,907	20,432	—	84,356
Loss on extinguishment of debt	90,569	—	—	—	—	90,569
Goodwill impairment charges	—	22,496	—	—	—	22,496
Impairment charges on intangible assets and property and equipment	—	5,085	—	—	—	5,085
Intercompany interest (income) expense	(4,778)	4,778	—	—	—	—
Total operating expense	235,845	91,972	3,961	29,683	—	361,461
Net income (loss) before income taxes	48,983	(31,023)	(8,841)	(29,683)	—	(20,564)
Provision for income tax expense (benefit)	5,635	2,471	—	(6,617)	—	1,489
Net income (loss)	43,348	(33,494)	(8,841)	(23,066)	—	(22,053)
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	1,013	(1,013)	—
Guarantor Subsidiaries	43,348	—	—	—	(43,348)	—
Non-Guarantor Subsidiaries	(33,494)	—	—	—	33,494	—
SPV Subs	(8,841)	—	—	—	8,841	—
Net income (loss) attributable to CURO	$44,361	$(33,494)	$(8,841)	$(22,053)	$(2,026)	$(22,053)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2017
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$465,170	$225,904	$272,559	$—	$963,633	$—	$—	$963,633
Provision for losses	—	—	164,068	58,735	103,423	—	326,226	—	—	326,226
Net revenue	—	—	301,102	167,169	169,136	—	637,407	—	—	637,407
Cost of providing services:
Salaries and benefits	—	—	69,927	35,269	—	—	105,196	—	—	105,196
Occupancy	—	—	31,393	23,219	—	—	54,612	—	—	54,612
Office	—	—	16,884	4,518	—	—	21,402	—	—	21,402
Other store operating expenses	—	—	48,163	6,231	508	—	54,902	—	—	54,902
Advertising	—	—	36,148	15,910	—	—	52,058	—	—	52,058
Total cost of providing services	—	—	202,515	85,147	508	—	288,170	—	—	288,170
Gross Margin	—	—	98,587	82,022	168,628	—	349,237	—	—	349,237
Operating (income) expense:
Corporate, district and other	7,549	(25)	108,901	34,170	451	—	151,046	3,927	—	154,973
Intercompany management fee	—	—	(23,741)	13,970	9,771	—	—	—	—	—
Interest expense	55,809	9,613	(124)	189	13,887	—	79,374	3,310	—	82,684
Loss on extinguishment of debt	—	11,884	—	—	—	—	11,884	574	—	12,458
Restructuring costs	—	—	—	7,393	—	—	7,393	—	—	7,393
Intercompany interest (income) expense	—	(4,216)	(678)	4,894	—	—	—	—	—	—
Total operating expense	63,358	17,256	84,358	60,616	24,109	—	249,697	7,811	—	257,508
Net income (loss) before income taxes	(63,358)	(17,256)	14,229	21,406	144,519	—	99,540	(7,811)	—	91,729
Provision for income tax expense (benefit)	(24,077)	73,218	(13,752)	10,372	—	—	45,761	(3,185)	—	42,576
Net income (loss)	(39,281)	(90,474)	27,981	11,034	144,519	—	53,779	(4,626)	—	49,153
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	53,779	(53,779)	—
CURO Intermediate	(90,474)	—	—	—	—	90,474	—	—	—	—
Guarantor Subsidiaries	27,981	—	—	—	—	(27,981)	—	—	—	—
Non-Guarantor Subsidiaries	11,034	—	—	—	—	(11,034)	—	—	—	—
SPV Subs	144,519	—	—	—	—	(144,519)	—	—	—	—
Net income (loss) attributable to CURO	$53,779	$(90,474)	$27,981	$11,034	$144,519	$(93,060)	$53,779	$49,153	$(53,779)	$49,153
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2016
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$581,820	$221,799	$24,977	$—	$828,596	$—	$—	$828,596
Provision for losses	—	—	176,546	50,540	31,203	—	258,289	—	—	258,289
Net revenue	—	—	405,274	171,259	(6,226)	—	570,307	—	—	570,307
Cost of providing services:
Salaries and benefits	—	—	69,549	34,992	—	—	104,541	—	—	104,541
Occupancy	—	—	31,451	23,058	—	—	54,509	—	—	54,509
Office	—	—	15,883	4,580	—	—	20,463	—	—	20,463
Other store operating expenses	—	—	47,491	6,120	6	—	53,617	—	—	53,617
Advertising	—	—	30,340	13,581	—	—	43,921	—	—	43,921
Total cost of providing services	—	—	194,714	82,331	6	—	277,051	—	—	277,051
Gross Margin	—	—	210,560	88,928	(6,232)	—	293,256	—	—	293,256
Operating (income) expense:
Corporate, district and other	1,898	338	85,452	36,140	—	—	123,828	446	—	124,274
Intercompany management fee	—	—	(12,632)	12,632	—	—	—	—	—	—
Interest expense	—	47,684	2	58	864	—	48,608	15,726	—	64,334
Intercompany Interest (income) expense	—	(4,961)	(1,319)	5,741	539	—	—	—	—	—
Loss on extinguishment of debt	—	(6,991)	—	—	—	—	(6,991)	—	—	(6,991)
Restructuring costs	—	—	1,726	1,892	—	—	3,618	—	—	3,618
Total operating expense	1,898	36,070	73,229	56,463	1,403	—	169,063	16,172	—	185,235
Net income (loss) before income taxes	(1,898)	(36,070)	137,331	32,465	(7,635)	—	124,193	(16,172)	—	108,021
Provision for income tax (benefit) expense	(682)	22,788	14,543	12,522	—	—	49,171	(6,594)	—	42,577
Net income (loss)	(1,216)	(58,858)	122,788	19,943	(7,635)	—	75,022	(9,578)	—	65,444
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	75,022	(75,022)	—
CURO Intermediate	(58,858)	—	—	—	—	58,858	—	—	—	—
Guarantor Subsidiaries	122,788	—	—	—	—	(122,788)	—	—	—	—
Non-Guarantor Subsidiaries	19,943	—	—	—	—	(19,943)	—	—	—	—
SPV Subs	(7,635)	—	—	—	—	7,635	—	—	—	—
Net income (loss) attributable to CURO	$75,022	$(58,858)	$122,788	$19,943	$(7,635)	$(76,238)	$75,022	$65,444	$(75,022)	$65,444
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$1,104,821	$27,598	$72,648	$(674,290)	$3,687	$534,464
Cash flows from investing activities:
Purchase of property, equipment and software	(11,105)	(3,160)	—	—	—	(14,265)
Originations of loans, net	(398,542)	(34,887)	(172,193)	—	—	(605,622)
Cash paid for Zibby Investment	(958)	—	—	—	—	(958)
Net cash used	(410,605)	(38,047)	(172,193)	—	—	(620,845)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	17,000	—	—	—	—	17,000
Payments on Non-Recourse U.S. SPV facility and ABL facility	(141,590)	—	—	—	—	(141,590)
Proceeds from Non-Recourse Canada SPV facility	—	—	117,157	—	—	117,157
Payments on 12.00% Senior Secured Notes	(605,000)	—	—	—	—	(605,000)
Proceeds from issuance of 8.25% Senior Secured Notes	—	—	—	690,000	—	690,000
Payments of call premiums from early debt extinguishments	(69,650)	—	—	—	—	(69,650)
Debt issuance costs paid	(232)	—	(4,529)	(13,848)	—	(18,609)
Proceeds from revolving credit facilities	87,000	44,902	—	—	—	131,902
Payments on revolving credit facilities	(67,000)	(44,902)	—	—	—	(111,902)
Proceeds from exercise of stock options	559	—	—	—	—	559
Payments to net share settle RSU's	—	—	—	(1,942)	—	(1,942)
Net proceeds from issuance of common stock	11,167	—	—	—	—	11,167
Net cash (used) provided	(767,746)	—	112,628	674,210	—	19,092
Effect of exchange rate changes on cash and restricted cash	—	(3,415)	(243)	—	(3,687)	(7,345)
Net increase (decrease) in cash and restricted cash	(73,530)	(13,864)	12,840	(80)	—	(74,634)
Cash and restricted cash at beginning of period	125,927	48,484	—	80	—	174,491
Cash and restricted cash at end of period	$52,397	$34,620	$12,840	$—	$—	$99,857

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2017
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$(264,670)	$447,027	$175,213	$68,973	$98,075	$(3,514)	$521,104	$(86,200)	$434,904
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(7,406)	(2,351)	—	—	(9,757)	—	(9,757)
Originations of loans, net	—	—	(177,687)	(89,554)	(150,253)	—	(417,494)	—	(417,494)
Cash paid for Zibby Investment	(5,600)	—	—	—	—	—	(5,600)	—	(5,600)
Net cash provided (used)	(5,600)	—	(185,093)	(91,905)	(150,253)	—	(432,851)	—	(432,851)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	1,590	—	—	58,540	—	60,130	—	60,130
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	(24,996)	—	—	(2,261)	—	(27,257)	—	(27,257)
Proceeds from issuance of 12.00% Senior Secured Notes	601,054	—	—	—	—	—	601,054	—	601,054
Proceeds from revolving credit facilities	35,000	—	—	8,084	—	—	43,084	—	43,084
Payments on revolving credit facilities	(35,000)	—	—	(8,084)	—	—	(43,084)	—	(43,084)
Payments on 10.75% Senior Secured Notes	—	(426,034)	—	—	—	—	(426,034)	—	(426,034)
Dividends (paid) received to/from CURO Group Holdings Corp.	(312,083)	—	—	—	—	—	(312,083)	312,083	—
Payments on Cash Pay Senior Notes	—	—	—	—	—	—	—	(125,000)	(125,000)
Dividends paid to stockholders	—	—	—	—	—	—	—	(182,000)	(182,000)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	81,117	81,117
Debt issuance costs paid	(18,701)	—	—	—	—	—	(18,701)	—	(18,701)
Net cash provided (used)	270,270	(449,440)	—	—	56,279	—	(122,891)	86,200	(36,691)
Effect of exchange rate changes on cash and restricted cash	—	—	—	4,262	—	3,514	7,776	—	7,776
Net increase (decrease) in cash and restricted cash	—	(2,413)	(9,880)	(18,670)	4,101	—	(26,862)	—	(26,862)
Cash and restricted cash at beginning of period	—	2,413	128,936	67,154	2,770	—	201,273	80	201,353
Cash and restricted cash at end of period	$—	$—	$119,056	$48,484	$6,871	$—	$174,411	$80	$174,491
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2016
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used)	$20	$29,400	$157,903	$96,166	$47,899	$(627)	$330,761	$(1,402)	$329,359
Cash flows from investing activities:
Purchase of property, equipment and software	(20)	—	(10,105)	(5,901)	—	—	(16,026)	—	(16,026)
Originations of loans, net	—	—	(81,711)	(68,436)	(131,500)	—	(281,647)	—	(281,647)
Net cash provided (used)	(20)	—	(91,816)	(74,337)	(131,500)	—	(297,673)	—	(297,673)
Cash flows from financing activities:
Proceeds from credit facility	—	30,000	—	—	—	—	30,000	—	30,000
Payments on credit facility	—	(38,050)	—	—	—	—	(38,050)	—	(38,050)
Deferred financing costs	—	—	—	—	(5,346)	—	(5,346)	—	(5,346)
Proceeds from Non-Recourse U.S. SPV Facility and ABL facility	—	—	—	—	91,717	—	91,717	—	91,717
Purchase of May 2011 Senior Secured notes	—	(18,939)	—	—	—	—	(18,939)	—	(18,939)
Net cash provided (used)	—	(26,989)	—	—	86,371	—	59,382	—	59,382
Effect of exchange rate changes on cash and restricted cash	—	—	—	(2,666)	—	627	(2,039)	—	(2,039)
Net increase in cash and restricted cash	—	2,411	66,087	19,163	2,770	—	90,431	(1,402)	89,029
Cash and restricted cash at beginning of period	—	2	62,849	47,991	—	—	110,842	1,482	112,324
Cash and restricted cash at end of period	$—	$2,413	$128,936	$67,154	$2,770	$—	$201,273	$80	$201,353
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017.

	2018
(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter

Revenue	$261,758	$248,983	$283,004	$300,566
Provision for losses	81,031	91,986	134,523	135,692
Net revenue	$180,727	$156,997	$148,481	$164,874
Total cost of providing services	$71,482	$76,585	$84,497	$77,618
Gross margin	$109,245	$80,412	$63,984	$87,256
Net income (loss)	$23,292	$15,975	$(47,022)	$(14,298)
Basic earnings (loss) per share	$0.51	$0.35	$(1.03)	$(0.31)
Diluted earnings (loss) per share	$0.49	$0.33	$(1.03)	$(0.31)
Basic weighted average shares outstanding	45,506	45,650	45,853	46,158
Diluted weighted average shares outstanding	47,416	47,996	45,853	46,158
(1) As of December 31, 2018, we have made certain insignificant adjustments to previously-reported Earnings Per Share ("EPS") to correctly reflect the effect of anti-dilutive shares on diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation. Diluted loss per share for the three months ended September 30, 2018 of $0.97 was corrected to $1.03.

	2017
(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$224,580	$216,944	$255,119	$266,990
Provision for losses	61,736	65,446	99,341	99,703
Net revenue	$162,844	$151,498	$155,778	167,287
Total cost of providing services	$67,939	$69,496	$75,612	75,123
Gross margin	$94,905	$82,002	$80,166	92,164
Net income	$16,638	$16,342	$9,763	$6,410
Basic earnings per share	$0.44	$0.43	$0.26	$0.16
Diluted earnings per share	$0.43	$0.42	$0.25	$0.16
Basic weighted average shares outstanding	37,895	37,895	37,908	39,706
Diluted weighted average shares outstanding	38,959	38,987	38,914	40,524

Our operations are subject to seasonal fluctuations. Typically, our cost of revenue, which represents our loan loss provision, is lowest as a percentage of revenue in the first quarter of each year.

NOTE 24 - SUBSEQUENT EVENTS
Restructuring Activity

On January 17, 2019, management eliminated 121 positions in North America. The restructuring included 82 positions across the Company’s 213 U.S. branches (5% of the U.S. store workforce) and 39 corporate support positions in the U.S. and Canada (8% of the U.S. and Canada corporate support workforce). The 121 affected positions represented 2.8% of our global headcount as of December 31, 2018. The store employee reductions will help better align store staffing with in-store customer traffic and volume patterns. As a result of the restructuring, we recognized expense of $1.6 million in the first quarter of 2019.

Cognical Holdings Investment

On February 8, 2019, we purchased 679,535 additional preferred shares of Cognical Holdings for $1.4 million. As a result of this transaction, along with our previously purchased shares, we currently own 11.7% of the equity of Cognical Holdings. We record these purchases in "Other assets" in our Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

U.K. Segment Placed into Administration

On February 1, 2019, we filed a Current Report on Form 8-K announcing that we launched a consent solicitation to the holders (“Holders”) of our 8.25% Senior Secured Notes requesting consent to implement either the SOA or an Administration process as discussed below (the "Proposed Transactions") and to provide a one-time waiver with respect to certain provisions of the underlying indenture to permit the implementation of any of the Proposed Transactions.

On February 8, 2019, we received consents to the Proposed Transactions from Holders holding a majority in aggregate principal amount of the outstanding Notes. In connection with the consummation of the consent solicitation, Holders of $680.6 million aggregate principal amount of Notes delivered valid consents at or prior to the expiration of the consent solicitation, and a cash payment of $10.00 per $1,000 in aggregate principal amount of Notes will be paid to such consenting Holders. We incurred and expensed total costs of $7.7 million in the first quarter of 2019 in connection with the consent process, including $6.8 million of cash payments to consenting Holders.

On February 25, 2019, we filed a Current Report on Form 8-K announcing that the proposed SOA, as previously disclosed in our Current Report on Form 8-K filed on January 31, 2019, would not be implemented.

We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators in respect of the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, we will deconsolidate the U.K. Subsidiaries as of February 25, 2019 and will present the U.K. Subsidiaries as Discontinued Operations in the first quarter of 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective and did not provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures due to a material weakness in our internal controls over financial reporting, as described below.

Notwithstanding the material weakness discussed below, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with US GAAP.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed by or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and concluded that ICFR are ineffective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2018, control deficiencies existed related the improper or incomplete application of technical GAAP standards and related interpretations to complex or non-routine matters, including the following instances:

i.
We improperly considered future recoveries on charged-off loans as one of the inputs to our evaluation of the adequacy of the allowance for loan losses in the second and third quarters of 2018. This was one of several factors and inputs used to estimate the allowance for loan losses. We changed our estimate for our Allowance for Loan Losses as described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data" above to comply with the provisions of ASC 310-10-35-41, Receivables, and ASC 450-20, Contingencies. This change did not result in any material misstatement of our Consolidated Financial Statements.

ii.
In prior years, we improperly classified cash outflows and inflows related to principal on loans to customers within our Statement of Cash Flows as operating cash flows rather than investing cash flows. Net cash outflows for loan originations and receipts on collections of principal of $417.5 million and $278.6 million have been reclassified from "Net cash provided by operating activities" to "Net cash used in investing activities" for the years ended December 31, 2017 and 2016, respectively, to conform to the current year presentation. Upon reclassifying these cash outflows and inflows as described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements contained in Item 8., "Financial Statements and Supplementary Data" above to comply with the provisions of ASC 230-10-45-12 and -13, Statement of Cash Flows, we analyzed the out-of-period adjustments under SEC Staff Accounting Bulletin No. 99, Materiality, and determined that the reclassification was not material to previously issued financial statements. This change in classification did not impact total cash flows.

iii.
We improperly evaluated the contingent liability related to the Redress Claims in our Current Report on Form 8-K filed on January 31, 2019. Our results of operations included a $30.3 million expense comprised of (i) a proposed $23.6 million fund to settle historical redress claims and (ii) $6.7 million in advisory and other costs that would be required to execute the proposed SOA. We subsequently concluded that pursuant to ASC 450-20-55-36, Contingencies, the SOA did not represent an estimate of loss for the redress loss contingency but instead was offered in ongoing negotiation of a potential compromised settlement with creditors. Therefore, the SOA should not have been the basis for measuring our contingent liability for customer redress claims as of December 31, 2018. Our Form 8-K filed March 1, 2019 appropriately included $4.6 million of fourth quarter 2018 redress costs and related charges, which included the low end of our estimated range of losses as of December 31, 2018.

In each of the instances above, the Company's internal controls over financial reporting related to the application of technical GAAP standards and related interpretations to complex or non-routine matters did not operate effectively. These control deficiencies create a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis. Management has concluded that the control deficiencies represent a material weakness in internal control over financial reporting. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

Grant Thornton LLP, our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in Item 8 of this Annual Report on Form 10-K.

Plan for Remediation of Material Weakness that Existed as of December 31, 2018

Management is implementing plans to remediate this material weakness, including the following actions:

i.	Implementation of annual control requiring review of the Allowance for Loan Loss model by an independent third party;

ii.	Implementation of a quarterly control to ensure any changes to inputs utilized in the estimation of the allowance for loan losses are reviewed and approved by our executive management team;

iii.
Continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and review by management; and

iv.
Development and implementation of technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics

Management intends to remediate the material weakness in 2019.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than the material weakness described above.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Corporate Governance," "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated by reference to the sections entitled "Non-Employee Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation," "Board and Committee Membership and Meetings — Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated by reference to the section entitled "Certain Relationships and Transactions" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is incorporated by reference to the section entitled "Ratification of the Appointment of Independent Registered Public Accounting Firm--Audit Fees" and "--Approval of Audit and Permissible Non-Audit Services" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

The consolidated financial statements consist of the following:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

CURO Group Holdings Corp.
Form 10-K Annual Report
for the Period Ended
December 31, 2018
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2017)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 11, 2017)

4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 28, 2017)

4.2
Amended and Restated Investors Rights Agreement between the Company and the investors listed on the signature pages thereto  (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on November 28, 2017)

4.3
Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature pages thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1)

10.1
Loan Agreement, dated November  17, 2016, by and among CURO Receivables Finance I, LLC, the borrowers party thereto, the financial institutions party thereto and Victory Park Management, LLC, as agent (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)¥

10.2
First Amendment to Loan Agreement, dated May  5, 2017, by and among CURO Receivables Finance I, LLC, CURO Receivables Holdings I, LLC, the lenders party thereto and Victory Park Management, LLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.3
Short-Term Credit Agreement, dated November  17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the lenders party thereto and Victory Park Management, LLC, as administrative agent (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)¥

10.4
Guaranty and Security Agreement, dated November  17, 2016, by and between CURO Receivables Finance I, LLC, CURO Receivables Holdings I, LLC, the other parties thereto and Victory Park Management, LLC, as agent (Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.5
Amended and Restated Intercreditor Agreement, dated November  17, 2016, by and between Victory Park Management LLC, as the first lien agent, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as the second lien agent (Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.6
Security Agreement, dated November  17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., and certain of its subsidiaries, the other parties thereto and Victory Park Management, LLC, as collateral agent (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.7
Pledge Agreement, dated November  17, 2016, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., and certain of its subsidiaries, the other parties thereto and Victory Park Management, LLC, as collateral agent (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.8
Subsidiaries Guaranty, dated November  17, 2016, by and among the guarantors party thereto and Victory Park Management, LLC, as administrative agent (Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.9
Credit Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd., as Lender, Waterfall Asset Management, LLC, as Administrative Agent, and the other Lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2018)

Exhibit Number	Description

10.10
Guaranty, dated as of August 2, 2018, among CURO Group Holdings Corp., LendDirect Corp., Cash Money Cheque Cashing Inc., CURO Canada Receivables Limited Partnership, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd. and Waterfall Asset Management, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2018)

10.11
Sale and Servicing Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., Cash Money Cheque Cashing Inc. and LendDirect Corp. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2018)

10.12
General Security Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc. and Waterfall Asset Management, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 6, 2018)

10.13
Indenture, dated August 27, 2018, by and between CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 27, 2018)

10.14
Subordinated Note, dated May  12, 2011, issued by Cash Money Cheque Cashing Inc. (as successor by merger to Cash Money Acquisition Inc.) to The J.P. Genova Family Trust (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on October  24, 2017)

10.15
Revolving Loan Agreement, dated September  1, 2017, by and among CURO Intermediate Holdings Corp., CURO Financial Technologies Corp., and certain of its subsidiaries, the lenders party thereto and Bay Coast Bank, as administrative agent, collateral agent and issuing bank (Incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.16	First Amendment to Revolving Loan Agreement (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018)

10.17
Second Amendment to Revolving Loan Agreement, dated as of August 27, 2018, by and among Curo Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party thereto, the lenders party thereto and Bay Coast Bank, as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2018)

10.18
Amendment to Revolving Loan Agreement, dated as of November 9, 2018, among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the Guarantors party to the Loan Agreement, each Lender party to the Loan Agreement and Bay Coast Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018

10.19
Pledge Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2018)

10.20
Security Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2018)

10.21
Intercreditor Agreement, dated as of August 27, 2018, by and among TMI Trust Company, as collateral agent under the Indenture, and the agent for the lenders under the Senior Secured Revolving Loan Facility (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2018)

10.22
Commercial Lease Agreement, dated December  22, 2007, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.23
Letter Agreement, dated June  8, 2012, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.24
Sublease Agreement, dated November  16, 2010, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

Exhibit Number	Description
10.25
Letter Agreement, dated June  15, 2015, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.26
Commercial Lease Agreement, dated January  1, 2008, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.27
Amendment to Lease, dated December  1, 2008, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.28
Amendment to Lease, dated August  1, 2009, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.29
Commercial Lease Agreement, dated April  16, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and Douglas R. Rippel (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.30
Lease Agreement, dated July  31, 2012, by and between MCIB Partners and CURO Management LLC (f/k/a Tiger Financial Management, LLC) (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.31
Commercial Lease Agreement, dated March  29, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.32	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed on November 1, 2017)+

10.33
Special Limited Agency Agreement, dated as of August  22, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), SCIL TEXAS, LLC, a Nevada limited liability company, and The Money Store, L.P., a Texas limited partnership (Incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.34
Special Limited Agency Agreement, dated as of October  6, 2017, by and between IVY FUNDING EIGHT, LLC, a Texas limited liability company, and SCIL TEXAS, LLC, a Nevada limited liability company (Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed on October  24, 2017)

10.35
Amended and Restated Special Limited Agency Agreement, dated as of September  27, 2017, by and between INTEGRITY TEXAS FUNDING, LP, a Texas limited partnership, and SCIL TEXAS, LLC, a Nevada limited liability company (Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 filed on October  24, 2017)

10.36
CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

10.37
Special Limited Agency Agreement, dated as of November  13, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), and Avio Credit, Inc., a Delaware corporation (Incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1 filed on November  28, 2017)

10.38
Underwriting Agreement, dated May 16, 2018, by and between CURO Group Holdings Corp. and Credit Suisse Securities (USA) LLC, Jefferies LLC and Stephens Inc. as representatives of the several underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 21, 2018)

10.39
Employment and Non-Competition Agreement, dated January 13, 2012, by and between Donald F. Gayhardt, Jr. and CURO Financial Technologies Corp. (f/k/a Speedy Cash Holdings Corp.) (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

10.40
Employment and Non-Competition Agreement, dated January 1, 2017, by and between Donald F. Gayhardt, Jr. and CURO Financial Technologies Corp. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

Exhibit Number	Description
10.41
Employment and Non-Competition Agreement, dated March 5, 2016, by and between William Baker and CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

10.42
Amendment Number 1 to Donald F. Gayhardt’s Employment and Non-Competition Agreement, dated as of November 8, 2017 (Incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 filed on November 28, 2017)+

10.43
Employment and Non-Competition Agreement, dated April 10, 2017, by and between Terry Pittman and CURO Group Holdings Corp. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017) +

10.44	Employment and Non-Competition Agreement, dated April 28, 2016, by and between Roger Dean and CURO Group Holdings Corp. (f/k/a/ Speedy Group Holdings Corp.)+

10.45	Employment and Non-Competition Agreement, dated March 15, 2017, by and between E.M. (Vin) Thomas IV and CURO Group Holdings Corp.+

10.46
CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) 2010 Equity Incentive Plan and form of Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on November 1, 2017)+

10.47	CURO Group Holdings Corp. 2017 Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on November 28, 2017)+

10.48	2018 Corporate Incentive Compensation Program (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A filed on March 27, 2018)+

10.49	2018 Long-Term Incentive Program Award Communication (Incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K/A filed on March 27, 2018)+

10.50
CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K/A on March 27, 2018)+

10.51
CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Notice and Agreement (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K/A on March 27, 2018)+

10.52	CURO Group Holdings Corp. 2017 Incentive Plan Sub-Plan for UK Employees (Incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K/A on March 27,2018)+

10.53	Amendment No. 1 to CURO Group Holdings Corp. 2017 Incentive Plan Form of Restricted Stock Unit Grant Notice and Agreement.+

10.54	CURO Group Holdings Corp. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 28, 2017)+

10.55
CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Nonqualified Deferred Compensation Plan, dated June  1, 2015 (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

10.56
CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participating Agreement to Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)+

10.57
Purchase Agreement, dated February  1, 2017, by and between CURO Financial Technologies Corp. and Mike McKnight (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.58
Purchase Agreement, dated February  1, 2017, by and between CURO Financial Technologies Corp. and the Douglas R. Rippel Trust (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.59
Credit Services Agreement, dated November  3, 2015, by and between NCP Finance Ohio, LLC and SCIL, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

Exhibit Number	Description
10.60
Collection Agency Agreement, dated November  25, 2014, by and between Cash Colorado, LLC and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.61
Collection Agency Agreement, dated November  25, 2014, by and between Concord Finance, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.62
Collection Agency Agreement, dated November  25, 2014, by and between Evergreen Financial Investments, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on October 24, 2017)

10.63
Collection Agency Agreement, dated November  25, 2014, by and between FMMR Investments, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.64
Collection Agency Agreement, dated November  25, 2014, by and between Galt Ventures, LLC and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.65
Collection Agency Agreement, dated November  25, 2014, by and between Principal Investments, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.66
Collection Agency Agreement, dated November  25, 2014, by and between SCIL, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.67
Collection Agency Agreement, dated November  25, 2014, by and between SCIL Texas, LLC and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.68
Collection Agency Agreement, dated November  25, 2014, by and between Speedy Cash and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.69
Collection Agency Agreement, dated November  25, 2014, by and between Speedy Cash Illinois, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.70
Collection Agency Agreement, dated November  25, 2014, by and between The Money Store, L.P. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.71
Collection Agency Agreement, dated November  25, 2014, by and between Todd Car Title, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.72
Collection Agency Agreement, dated November  25, 2014, by and between Todd Financial, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.73
Collection Agency Agreement, dated November  25, 2014, by and between A Speedy Cash Car Title Loans, LLC and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.74
Collection Agency Agreement, dated November  25, 2014, by and between Advance Group, Inc. and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

10.75
Collection Agency Agreement, dated November  25, 2014, by and between Attain Finance, LLC and Ad Astra Recovery Service, Inc. (Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed on October 24, 2017)

21.1	List of Subsidiaries

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan, contract or arrangement.

¥
Confidential treatment pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable, has been granted as to certain portions of this exhibit, which portions were omitted and submitted separately to the Securities and Exchange Commission in a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019            CURO Group Holdings Corp.

By:    /s/ Don Gayhardt___________________________
Don Gayhardt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don Gayhardt
Don Gayhardt
President, Chief Executive Officer and a Director
(Principal Executive Officer)
March 18, 2019

/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 18, 2019

/s/ David Strano
David Strano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
March 18, 2019

*
Doug Rippel
Executive Chairman of Board of Directors
March 18, 2019

*
Chad Faulkner
Director
March 18, 2019

*
Mike McKnight
Director
March 18, 2019

*
Chris Masto
Director
March 18, 2019

*
Karen Winterhof
Director
March 18, 2019

*
Andrew Frawley
Director
March 18, 2019

*
Dale E. Williams
Director
March 18, 2019

*
David M. Kirchheimer
Director
March 18, 2019