Form 10-Q
period 2019-03-31
CURO Group Holdings Corp.
filed 2019-05-06
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________
Commission File Number 1-38315
CURO GROUP HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0934597
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

3527 North Ridge Road, Wichita, KS	67205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (316) 772-3801
Former name, former address and former fiscal year, if changed since last report: No Changes

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CURO	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At May 3, 2019 there were 46,442,628 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
FIRST QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash	$82,859	$61,175
Restricted cash (includes restricted cash of consolidated VIEs of $15,460 and $12,840 as of March 31, 2019 and December 31, 2018, respectively)	34,319	25,439
Gross loans receivable (includes loans of consolidated VIEs of $180,631 and $148,876 as of March 31, 2019 and December 31, 2018, respectively)	553,215	571,531
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $22,764 and $12,688 as of March 31, 2019 and December 31, 2018, respectively)	(94,322)	(73,997)
Loans receivable, net	458,893	497,534
Right of use asset - operating leases (Note 1)	135,405	—
Deferred income taxes	5,014	1,534
Income taxes receivable	40,872	16,741
Prepaid expenses and other	36,511	43,588
Property and equipment, net	75,260	76,750
Goodwill	119,878	119,281
Other intangibles, net of accumulated amortization of $35,662 and $34,576 as of March 31, 2019 and December 31, 2018, respectively	29,968	29,784
Other	15,151	12,930
Assets from discontinued operations (Note 15)	—	34,861
Total Assets	$1,034,130	$919,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$52,042	$49,146
Deferred revenue	7,851	9,483
Lease liability - operating leases (Note 1)	143,412	—
Income taxes payable	4,425	1,579
Accrued interest (includes accrued interest of consolidated VIEs of $848 and $831 as of March 31, 2019 and December 31, 2018, respectively)	5,593	20,904
Liability for losses on CSO lender-owned consumer loans	8,662	12,007
Deferred rent	—	10,851
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $92,718 and $3,803 as of March 31, 2019 and $111,335 and $3,856 as of December 31, 2018, respectively)	766,068	804,140
Subordinated stockholder debt	2,243	2,196
Other long-term liabilities	6,686	5,800
Deferred tax liabilities	404	13,730
Liabilities from discontinued operations (Note 15)	—	8,882
Total Liabilities	997,386	938,718
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued at either period end	—	—
Common Stock - $0.001 par value; 225,000,000 shares authorized; 46,431,289 and 46,412,231 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9	9
Paid-in capital	62,117	60,015
Retained earnings (accumulated deficit)	18,983	(18,065)
Accumulated other comprehensive loss	(44,365)	(61,060)
Total Stockholders' Equity	36,744	(19,101)
Total Liabilities and Stockholders' Equity	$1,034,130	$919,617
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$277,939	$250,843
Provision for losses	102,385	76,883
Net revenue	175,554	173,960

Cost of providing services
Salaries and benefits	28,701	26,918
Occupancy	14,237	13,427
Office	5,113	6,453
Other costs of providing services	14,220	13,431
Advertising	7,786	7,885
Total cost of providing services	70,057	68,114
Gross margin	105,497	105,846

Operating expense
Corporate, district and other expenses	49,088	35,429
Interest expense	17,690	22,354
Loss on extinguishment of debt	—	11,683
Total operating expense	66,778	69,466
Income from continuing operations before income taxes	38,719	36,380
Provision for income taxes	10,046	11,467
Net income from continuing operations	28,673	24,913
Net income (loss) from discontinued operations	8,375	(1,621)
Net income	$37,048	$23,292

Weighted average common shares outstanding:
Basic	46,424	45,506
Diluted	47,319	47,416

Basic income (loss) per share:
Continuing operations	$0.62	$0.55
Discontinued operations	0.18	(0.04)
Basic income per share	$0.80	$0.51

Diluted income (loss) per share:
Continuing operations	$0.61	$0.53
Discontinued operations	0.18	(0.03)
Diluted income per share	$0.79	$0.50
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$37,048	$23,292
Other comprehensive income (loss):
Cash flow hedges, net of $0 tax in both periods	—	54
Foreign currency translation adjustment, net of $0 tax in both periods	16,695	(2,910)
Other comprehensive income (loss)	16,695	(2,856)
Comprehensive income	$53,743	$20,436
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income from continuing operations	$28,673	$24,913
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	4,920	4,535
Provision for loan losses	102,385	76,883
Amortization of debt issuance costs and bond (premium)/discount	872	1,129
Deferred income tax benefit	(10,343)	(1,094)
Loss on disposal of property and equipment	991	478
Loss on extinguishment of debt	—	11,683
Increase in cash surrender value of life insurance	(723)	(1,482)
Share-based compensation expense	2,172	1,842
Changes in operating assets and liabilities:
Fees and service charges on loans receivable	1,937	5,093
Prepaid expenses and other assets	9,938	9,820
Other assets	(5,651)	(39)
Accounts payable and accrued liabilities	2,326	(3,172)
Deferred revenue	(1,709)	(1,709)
Income taxes payable	29,562	19,629
Income taxes receivable	(9,890)	(7,411)
Deferred rent	—	280
Accrued Interest	(15,329)	(19,084)
Other liabilities	868	449
Net cash provided by continuing operating activities	140,999	122,743
Net cash (used in) provided by discontinued operating activities	(504)	1,411
Net cash provided by operating activities	140,495	124,154
Cash flows from investing activities
Purchase of property, equipment and software	(3,119)	(1,542)
Loans receivable originated or acquired	(420,568)	(500,501)
Loans receivable repaid	355,621	444,148
Investments in Cognical Holdings	(1,568)	(958)
Net cash used in continuing investing activities	(69,634)	(58,853)
Net cash used in discontinued investing activities	(14,213)	(3,782)
Net cash used in investing activities	(83,847)	(62,635)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	13,135
Proceeds from Non-Recourse U.S. SPV facility	—	3,000
Payments on Non-Recourse U.S. SPV facility	—	(12,519)
Proceeds from Non-Recourse Canada SPV facility	3,762	—
Payments on Non-Recourse Canada SPV facility	(24,831)	—
Payments on 12.00% Senior Secured Notes	—	(77,500)
Debt issuance costs paid	(199)	(71)
Proceeds from credit facilities	30,478	10,000
Payments on credit facilities	(50,478)	(10,000)
Proceeds from exercise of stock options	40	—
Payments to net share settle restricted stock units vesting	(37)	—
Net cash used in financing activities (1)	(41,265)	(83,255)
Effect of exchange rate changes on cash and restricted cash	1,938	(4,360)
Net increase (decrease) in cash and restricted cash	17,321	(26,096)
Cash and restricted cash at beginning of period	99,857	174,491
Cash and restricted cash at end of period	$117,178	$148,395
(1) Financing activities include continuing operations only and were not impacted by discontinued operations
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., a wholly-owned subsidiary, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. On February 25, 2019, the Company's U.K. segment was placed into administration, which resulted in treatment of the segment as discontinued operations for all periods presented. Throughout this Quarterly Report on Form 10-Q ("Form 10-Q"), current and prior period financial information is presented as if the U.K. segment was excluded from continuing operations. For further information about the placement of the segment into administration, refer to "--Nature of Operations" below.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the 2018 Form 10-K. Interim results of operations are not necessarily indicative of results that may be expected for future interim periods or for the year ending December 31, 2019.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that the Company made in the accompanying Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance, credit services organization ("CSO") liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

Nature of Operations

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada, and, through February 25, 2019, the United Kingdom ("U.K.").

U.K. Segment Placed into Administration

On February 25, 2019, the Company announced that a proposed Scheme of Arrangement ("SOA"), as described in the Company's Current Report on Form 8-K filed January 31, 2019, would not be implemented. In accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the Company’s U.K. subsidiaries, Curo Transatlantic Limited and SRC Transatlantic Limited (collectively, “the U.K. Subsidiaries”), insolvency practitioners from KPMG were appointed as administrators (“Administrators”) for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated the U.K. Subsidiaries as of February 25, 2019 and presented the U.K. Subsidiaries as Discontinued Operations for all periods presented in this Form 10-Q.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Open-End Loss Recognition

Effective January 1, 2019, the Company modified the timeframe for which it charges-off Open-End loans and made related refinements to its loss provisioning methodology. Prior to January 1, 2019, the Company deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment, at which point the loan was considered past-due. Because of the continuing shift to Open-End loans in Canada and analysis of payment patterns on early-stage versus late-stage delinquencies, the Company revised its estimates and now consider Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged-off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses when received. The Company evaluates the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate and applied prospectively effective January 1, 2019.

The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of March 31, 2019 include $32.4 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for prior periods do not include any past-due loans.

•	Revenues: for the quarter ended March 31, 2019, revenues include accrued interest on past-due loan balances of $8.9 million, while revenues in prior periods do not include comparable amounts.

•
Provision for Losses: effective January 1, 2019, past-due, unpaid balances plus related accrued interest charge off on day 91. Provision expense is affected by total charge-offs less total recoveries ("NCOs") plus changes to the required allowance for loan losses. Because NCOs now include unpaid principal and up to 90 days of related accrued interest, as compared to prior periods, NCO amounts and rates are higher and the required Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable rose from 9.6% as of December 31, 2018, to 19.5% as of March 31, 2019.

Correction of an Immaterial Error in Previously-Issued Financial Statements

During the year ended December 31, 2018, the Company corrected immaterial errors to its prior presentation of cash flows for loan originations and collections on principal. The Company determined that the historical presentation was in error by not conforming to US GAAP because it included outflows for loan originations and receipts on collections in Cash provided by operating activities rather than in Cash used in investing activities. Accordingly the Company corrected previously-filed financial statements by reclassifying cash outflows for loan originations and receipts on collections of principal of $56.4 million from net Cash provided by operating activities to net Cash used in investing activities for the three months ended March 31, 2018. Total cash flows for each period presented did not change. The Company concluded that the errors were immaterial to the unaudited Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The Company has revised its Condensed Consolidated Financial Statements for the three months ended March 31, 2018 presented in this Form 10-Q. A summary of the correction follows:

(dollars in thousands)	Three Months Ended March 31, 2018
As Reported:(1)
Net cash provided by continuing operating activities	$66,390
Net cash used in continuing investing activities	(2,500)

As Corrected:
Net cash provided by continuing operating activities	122,743
Net cash used in continuing investing activities	(58,853)
(1) "As reported" balances include amounts from continuing operations historically presented within these captions.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.
Adoption of the new standard resulted in the recording of right of use assets ("ROU assets") and additional operating lease liabilities ("lease liabilities") of $135.4 million and $143.4 million, respectively, as of March 31, 2019. Prepaid rent of $2.7 million and deferred liability of $10.9 million were included in ROU assets and lease liabilities, respectively. The standard did not materially impact the Company's consolidated net earnings. See Note 14 - "Leases" for additional information and disclosures required by Topic 842.

ASU 2018-12

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income ("ASU 2018-02"), which permits the reclassification to retained earnings of disproportionate tax effects in accumulated other comprehensive income (loss) caused by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). The Company adopted ASU 2018-02 as of January 1, 2019, which did not have a material impact on the Condensed Consolidated Financial Statements.

SEC Disclosure Update

In the third quarter of 2018, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that had become redundant, duplicative, overlapping, outdated or superseded. Other than the amendment's expanded disclosure requirement for interim financial statements to disclose both current and comparative quarter and year-to-date reconciliations of changes in stockholders' equity, it did not have a material impact on the Company's Condensed Consolidated Financial Statements or Notes thereto for the three months ended March 31, 2019, nor is it expected to have a material impact on the Company's annual disclosures or financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

In August 2018, the Company closed on the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to wholly-owned, bankruptcy-remote special purposes subsidiaries ("VIEs") to collateralize debt incurred under the facility.

As the Company is the primary beneficiary of the VIEs, the Company includes the assets and liabilities related to the VIEs in its Condensed Consolidated Financial Statements. As required, the Company parenthetically discloses on the Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the VIE subsidiaries were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Assets
Restricted cash	$15,460	$12,840
Gross loans receivable less allowance for loan losses	157,867	136,187
Total Assets	$173,327	$149,027
Liabilities
Accounts payable and accrued liabilities	$9,717	$4,980
Deferred revenue	44	40
Accrued interest	848	831
Long-term debt	88,915	107,479
Total Liabilities	$99,524	$113,330

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Unsecured Installment	$135,778	$125,379
Secured Installment	27,477	26,856
Open-End	52,869	27,223
Single-Pay	46,761	60,357
Ancillary	15,054	11,028
Total revenue	$277,939	$250,843

The following tables summarize Loans receivable by product and the related delinquent loans receivable at March 31, 2019:

	March 31, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$69,753	$120,915	$67,375	$208,346	$466,389
Delinquent loans receivable	—	40,801	13,581	32,444	86,826
Total loans receivable	69,753	161,716	80,956	240,790	553,215
Less: allowance for losses	(3,897)	(33,666)	(9,796)	(46,963)	(94,322)
Loans receivable, net	$65,856	$128,050	$71,160	$193,827	$458,893

	March 31, 2019
(in thousands)	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$13,455	$6,001	$12,423	$31,879
31-60 days past due	11,757	3,555	9,432	24,744
61-90 days past due	15,589	4,025	10,589	30,203
Total delinquent loans receivable	$40,801	$13,581	$32,444	$86,826

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2018:

	December 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$80,823	$141,316	$75,583	$207,333	$505,055
Delinquent loans receivable	—	49,087	17,389	—	66,476
Total loans receivable	80,823	190,403	92,972	207,333	571,531
Less: allowance for losses	(4,189)	(37,716)	(12,191)	(19,901)	(73,997)
Loans receivable, net	$76,634	$152,687	$80,781	$187,432	$497,534

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$17,850	$7,870	$25,720
31-60 days past due	14,705	4,725	19,430
61-90 days past due	16,532	4,794	21,326
Total delinquent loans receivable	$49,087	$17,389	$66,476

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at March 31, 2019:

	March 31, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$51,773	$1,847	$53,620
Delinquent loans receivable guaranteed by the Company	7,967	284	8,251
Total loans receivable guaranteed by the Company	59,740	2,131	61,871
Less: Liability for losses on CSO lender-owned consumer loans	(8,584)	(78)	(8,662)
Loans receivable guaranteed by the Company, net	$51,156	$2,053	$53,209

	March 31, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$6,388	$228	$6,616
31-60 days past due	926	33	959
61-90 days past due	653	23	676
Total delinquent loans receivable	$7,967	$284	$8,251

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at December 31, 2018:

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$65,743	$2,504	$68,247
Delinquent loans receivable guaranteed by the Company	11,708	446	12,154
Total loans receivable guaranteed by the Company	77,451	2,950	80,401
Less: Liability for losses on CSO lender-owned consumer loans	(11,582)	(425)	(12,007)
Loans receivable guaranteed by the Company, net	$65,869	$2,525	$68,394

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$9,684	$369	$10,053
31-60 days past due	1,255	48	1,303
61-90 days past due	769	29	798
Total delinquent loans receivable	$11,708	$446	$12,154

The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(36,521)	(44,237)	(12,671)	(3,638)	(1,351)	(98,418)
Recoveries	27,911	6,318	3,123	5,159	898	43,409
Net charge-offs	(8,610)	(37,919)	(9,548)	1,521	(453)	(55,009)
Provision for losses	8,268	33,845	7,153	25,317	453	75,036
Effect of foreign currency translation	50	24	—	224	—	298
Balance, end of period	$3,897	$33,666	$9,796	$46,963	$—	$94,322
Allowance for loan losses as a percentage of gross loan receivables	5.6%	20.8%	12.1%	19.5%	N/A	17.0%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,582	$425	$12,007
Charge-offs	(40,980)	(1,076)	(42,056)
Recoveries	10,560	802	11,362
Net charge-offs	(30,420)	(274)	(30,694)
Provision for losses	27,422	(73)	27,349
Balance, end of period	$8,584	$78	$8,662

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$49,298	$12,616	$19,901	$—	$86,004
Charge-offs	(36,521)	(85,217)	(13,747)	(3,638)	(1,351)	(140,474)
Recoveries	27,911	16,878	3,925	5,159	898	54,771
Net charge-offs	(8,610)	(68,339)	(9,822)	1,521	(453)	(85,703)
Provision for losses	8,268	61,267	7,080	25,317	453	102,385
Effect of foreign currency translation	50	24	—	224	—	298
Balance, end of period	$3,897	$42,250	$9,874	$46,963	$—	$102,984

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$38,977	$13,472	$6,426	$—	$64,079
Charge-offs	(44,336)	(35,219)	(11,485)	(20,349)	(667)	(112,056)
Recoveries	32,818	5,218	2,866	9,377	39	50,318
Net charge-offs	(11,518)	(30,001)	(8,619)	(10,972)	(628)	(61,738)
Provision for losses	9,892	24,739	6,786	11,428	628	53,473
Effect of foreign currency translation	(64)	(77)	—	(36)	—	(177)
Balance, end of period	$3,514	$33,638	$11,639	$6,846	$—	$55,637
Allowance for loan losses as a percentage of gross loan receivables	5.7%	25.8%	16.6%	15.2%	N/A	18.1%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(41,719)	(1,219)	(42,938)
Recoveries	10,976	1,169	12,145
Net charge-offs	(30,743)	(50)	(30,793)
Provision for losses	23,556	(146)	23,410
Balance, end of period	$9,886	$526	$10,412

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$56,050	$14,194	$6,426	$—	$81,874
Charge-offs	(44,336)	(76,938)	(12,704)	(20,349)	(667)	(154,994)
Recoveries	32,818	16,194	4,035	9,377	39	62,463
Net charge-offs	(11,518)	(60,744)	(8,669)	(10,972)	(628)	(92,531)
Provision for losses	9,892	48,295	6,640	11,428	628	76,883
Effect of foreign currency translation	(64)	(77)	—	(36)	—	(177)
Balance, end of period	$3,514	$43,524	$12,165	$6,846	$—	$66,049

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under CSO programs were $11.0 million and $14.3 million at March 31, 2019 and December 31, 2018, respectively. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default from the lenders. The terms of these loans range from six to 18 months. See the 2018 Form 10-K for further details of the Company's accounting policy. As of March 31, 2019 and December 31, 2018, the maximum amount payable under all such guarantees was $51.6 million and $66.9 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to the CSO lenders using assumptions and methodologies similar to the Allowance for loan losses, which it recognizes for its consumer loans. Liability for incurred losses on CSO loans Guaranteed by the Company was $8.7 million and $12.0 million at March 31, 2019 and December 31, 2018, respectively.

The Company placed $13.5 million and $17.2 million in collateral accounts for the benefit of lenders at March 31, 2019 and December 31, 2018, respectively, which is reflected in "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
8.25% Senior Secured Notes (due 2025)	$677,153	$676,661
Non-Recourse Canada SPV Facility	88,915	107,479
Senior Revolver	—	20,000
Long-term debt	$766,068	$804,140
8.25% Senior Secured Notes

In August 2018, the Company issued 8.25% Senior Secured Notes which mature on September 1, 2025 ("8.25% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the balance of capitalized financing costs of approximately $12.8 million, net of amortization, is included in the Condensed Consolidated Balance Sheets as a component of "Long-term debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

The proceeds of this issuance were used (i) to redeem the outstanding 12.00% Senior Secured Notes of CFTC, (ii) to repay the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, a wholly-owned subsidiary ("CURO Receivables"), which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

As of March 31, 2019 and December 31, 2018, the Company was in full compliance with the covenants and other provisions of the 8.25% Senior Secured Notes.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1, 2022. In connection with these 12.00% Senior Secured Notes, the Company capitalized financing costs, of approximately $18.3 million. These costs were being amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from the Company's initial public offering as required by the underlying indenture (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”), at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of Redemption. The Redemption price and the amortization of a corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million for the three months ended March 31, 2018. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remained outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

The remainder of the 12.00% Senior Secured Notes were extinguished effective September 7, 2018 using proceeds from the 8.25% Senior Secured Notes as described above. The extinguishment of the 12.00% Senior Secured Notes resulted in a pretax loss of $69.2 million during the year ended December 31, 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year and now matures in 2023. As of March 31, 2019, the Canada SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse Canada SPV Facility.

As of March 31, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $88.9 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides for an $80.0 million term loan and $70.0 million revolving borrowing capacity that can expand over time (collectively, “Non-Recourse U.S. SPV Facility”). Borrowings under this facility bear interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In connection with this facility, the balance of capitalized financing costs of approximately $5.3 million, net of amortization, was included in the Condensed Consolidated Balance Sheet as a component of "Long-term debt" and was being amortized over the term of the Non-Recourse U.S. SPV Facility.

On September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million. In October 2018, the Company extinguished the remaining term loan balance of $80.0 million and made the final termination payment of $2.7 million, resulting in a loss on the extinguishment of debt of $9.7 million for the year ended December 31, 2018.

Senior Revolver

On September 1, 2017, the Company entered into a $25.0 million Senior Secured Revolving Loan Facility (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for the 12.00% Senior Secured Notes and complements the Company's other financing sources, while providing seasonal short-term liquidity. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the 12.00% Senior Secured Notes based upon consolidated tangible assets. Additionally, in November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the 8.25% Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks.

Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR plus 5.00% (subject to a 5% overall rate minimum) and is repayable on demand.

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the 8.25% Senior Secured Notes. The revolver was undrawn at March 31, 2019.

The Senior Revolver contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are (i) minimum eligible collateral value, (ii) consolidated interest coverage ratio and (iii) consolidated leverage ratio. The Senior Revolver also contains various events of default, the occurrence of which could result in termination of the lenders’ commitments to lend and the acceleration of all obligations under the Senior Revolver. As of March 31, 2019, the Company was in full compliance with the covenants and other provisions of the Senior Revolver.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., a Canadian subsidiary ("Cash Money"), maintains a C$10.0 million revolving credit facility with Royal Bank of Canada (the "Cash Money Revolving Credit Facility"), which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(ii) C$10.0 million. As of March 31, 2019, the borrowing capacity under the Cash Money Revolving Credit Facility was reduced by C$0.3 million in stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at March 31, 2019 and December 31, 2018.

Subordinated Stockholder Debt

As part of the acquisition of Cash Money in 2011, the Company was provided indemnification for certain claims through issuance of an escrow note to the seller. This note bears interest at 10.0% per annum, and quarterly interest payments are due until the note matures in May 2019. The balance of this note at March 31, 2019 and December 31, 2018 was $2.2 million.

NOTE 6 – SHARE-BASED COMPENSATION

The Company's stockholder-approved 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustment provisions, which may be issued in the form of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other awards that may be settled in or based upon common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

In March 2019, the Company awarded performance-based RSUs that will vest if certain performance conditions are met by the Company. These RSUs were designed to drive the performance of the management team toward achievement of key corporate objectives and will only vest if the performance targets are met by March 14, 2022. Expense recognition for the performance awards, which was immaterial to the first quarter of 2019, commences if and when it is determined that attainment of the performance goal is probable.

RSUs that have time-based vesting are typically valued at the date of grant based on the value of the Company's common stock and are expensed using the straight-line method over the service period. RSUs that require the achievement of a performance condition to vest are typically valued using the Monte Carlo simulation pricing model. Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of RSUs may be forfeited upon termination of employment depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the status of time-based and performance-based RSUs as of March 31, 2019 and changes during the three months ended March 31, 2019 are presented in the following table:

	Number of RSUs
	Time-Based	Performance-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2018	1,060,350	—	$14.29
Granted	434,272	394,752	9.93
Vested	(17,406)	—	15.94
Forfeited	(68,778)	—	14.05
March 31, 2019	1,408,438	394,752	$12.28

Share-based compensation expense during the three months ended March 31, 2019 and 2018, which includes compensation costs from stock options and RSUs was $2.1 million and $1.8 million, respectively, and is included in the Condensed Consolidated Statements of Operations as a component of "Corporate, district and other" expense.

As of March 31, 2019, there was $20.4 million of total unrecognized compensation cost related to stock options and RSUs, of which $17.1 million related to stock options and time-based RSUs and $3.3 million related to performance-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 2.2 years.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 7 – INCOME TAXES

The Company's effective income tax rate from continuing operations was 25.9% and 31.5% for the three months ended March 31, 2019 and 2018, respectively.

On December 22, 2017, the 2017 Tax Act became law, which reduced the statutory U.S. Federal corporate income tax rate from 35% to 21%, enacted a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions and imposed a new minimum tax on global intangible low-taxed income ("GILTI"). The Company provided an estimate of the deemed repatriation tax as of December 31, 2017 and pursuant to further IRS guidance, the Company recorded an additional accrual of $1.2 million during the three months ended March 31, 2018. The Company recorded an estimated GILTI tax of $0.4 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $165.8 million were distributed to the U.S., the Company would be subject to Canadian withholding taxes of estimated $8.3 million. In the event the earnings were distributed to the U.S., the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

NOTE 8 – FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company is required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable, meaning those that reflect the Company's own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.
The three levels of inputs used to measure fair value are listed below.

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has access to at the measurement date.

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

Level 3 – Unobservable inputs reflecting the Company's own judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at March 31, 2019:

		Estimated Fair Value
(in thousands)	Carrying Value March 31, 2019	Level 1	Level 2	Level 3	March 31, 2019
Financial assets:
Cash	$82,859	$82,859	$—	$—	$82,859
Restricted cash	34,319	34,319	—	—	34,319
Loans receivable, net	458,893	—	—	458,893	458,893
Investment in Cognical	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$8,662	$—	$—	$8,662	$8,662
8.25% Senior Secured Notes	677,153	—	—	580,659	580,659
Non-Recourse Canada SPV facility	88,915	—	—	92,718	92,718

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at December 31, 2018:

		Estimated Fair Value
(in thousands)	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Financial assets:
Cash	$61,175	$61,175	$—	$—	$61,175
Restricted cash	25,439	25,439	—	—	25,439
Loans receivable, net	497,534	—	—	497,534	497,534
Investment in Cognical	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$12,007	$—	$—	$12,007	$12,007
8.25% Senior Secured notes	676,661	—	—	531,179	531,179
Non-Recourse Canada SPV facility	107,479	—	—	111,335	111,335
Senior Revolver	20,000	—	—	20,000	20,000

Loans receivable are carried on the Condensed Consolidated Balance Sheets net of the Allowance for estimated loan losses. The unobservable inputs used to calculate the carrying values include quantitative factors, such as default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value.

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender defaulted loans that it has guaranteed.

The fair value of the 8.25% Senior Secured Notes was based on broker quotations. The fair values of the Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlements.

NOTE 9 – STOCKHOLDERS' EQUITY
In connection with the Company's initial public offering in December 2017, the underwriters had a 30-day option to purchase up to an additional 1.0 million shares of the Company's common stock at the initial public offering price, less the underwriting discount

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

for over-allotments, if any. The underwriters exercised this option and purchased 1.0 million shares on January 5, 2018. The exercise of this option provided additional proceeds of $13.1 million.

The following table summarizes the changes in stockholders' equity for the three months ended March 31, 2018 and 2019:

	Common Stock		Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
(dollars in thousands)	Shares Outstanding	Par Value
Balances at December 31, 2017	44,561,419	$8	$46,079	$3,988	$(42,939)	$7,136
Net income from continuing operations	—	—	—	24,913	—	24,913
Net loss from discontinued operations	—	—	—	(1,621)	—	(1,621)
Foreign currency translation adjustment	—	—	—	—	(2,910)	(2,910)
Cash flow hedge expiration	—	—	—	—	54	54
Share based compensation expense	—	—	1,842	—	—	1,842
Initial Public Offering, Net Proceeds (underwriter shares)	1,000,000	1	13,135	—	—	13,136
Balances at March 31, 2018	45,561,419	$9	$61,056	$27,280	$(45,795)	$42,550
(1) Accumulated other comprehensive income (loss)

	Common Stock		Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
(dollars in thousands)	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	2,172	—	—	2,172
Proceeds from exercise of stock options	7,888	—	40	—	—	40
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	(110)	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$62,117	$18,983	$(44,365)	$36,744
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income from continuing operations	$28,673	$24,913
Net income (loss) from discontinued operations, net of tax	8,375	(1,621)
Net income	$37,048	$23,292

Weighted average common shares - basic	46,424	45,506
Dilutive effect of stock options and restricted stock units	895	1,910
Weighted average common shares - diluted	47,319	47,416

Basic income (loss) per share:
Continuing operations	$0.62	$0.55
Discontinued operations	0.18	(0.04)
Basic income per share	$0.80	$0.51

Diluted income (loss) per share:
Continuing operations	$0.61	$0.53
Discontinued operations	0.18	(0.03)
Diluted income per share	$0.79	$0.50

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating "Diluted earnings per share." For the three months ended March 31, 2019, there were 1.4 million potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. There was no effect for the three months ended March 31, 2018.

The Company utilizes the "control number" concept in the computation of Diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Cash paid for:
Interest	$32,195	$40,225
Income taxes	1,456	4,431
Non-cash investing activities:
Property and equipment accrued in accounts payable	$349	$317

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's chief operating decision maker ("CODM") reviews financial information for operational decision making purposes. During the first quarter of 2019, the U.K. subsidiaries met discontinued operations criteria, resulting in two reportable operating segments: the U.S. and Canada.
Management’s evaluation of performance utilizes gross margin and operating profit before the allocation of interest expense and professional services. The following reporting segment results reflect this basis for evaluation and were determined in accordance with the same accounting principles used in the Condensed Consolidated Financial Statements.
The following table illustrates summarized financial information concerning reportable segments.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Revenues by segment:
U.S.	$226,119	$204,593
Canada	51,820	46,250
Consolidated revenue	$277,939	$250,843
Gross margin by segment:
U.S.	$89,803	$91,344
Canada	15,694	14,502
Consolidated gross margin	$105,497	$105,846
Segment operating income:
U.S.	$31,195	$26,832
Canada	7,524	9,548
Consolidated operating profit	$38,719	$36,380
Expenditures for long-lived assets by segment:
U.S.	$2,430	$788
Canada	689	754
Consolidated expenditures for long-lived assets	$3,119	$1,542
The following table provides gross loans receivable by segment:

(dollars in thousands)	March 31, 2019	December 31, 2018
U.S.	$321,534	$361,473
Canada	231,681	210,058
Total gross loans receivable	$553,215	$571,531

The following table provides net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(dollars in thousands)	March 31, 2019	December 31, 2018
U.S.	$46,360	$47,918
Canada	28,900	28,832
Total net long-lived assets	$75,260	$76,750

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 13 – CONTINGENT LIABILITIES
Securities Litigation

On December 5, 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662. The complaint alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons” of CURO. Plaintiffs purport to bring these claims on behalf of a class of investors who purchased Company common stock between July 31, 2018 and October 24, 2018.

Plaintiffs allege generally that, during the putative class period, the Company made misleading statements and omitted material information regarding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. Plaintiffs assert that the Company and the individual defendants made these misstatements and omissions to keep the stock price high. Plaintiffs seek unspecified damages and other relief.

While the Company is vigorously contesting this lawsuit, it cannot determine the final resolution or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on results because of defense costs, including costs related to indemnification obligations, diversion of resources and other factors.

Related to this securities litigation matter, the Company has also received an inquiry from the SEC regarding the Company's public disclosures surrounding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans.

City of Austin

The Company was cited in July 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under the Company's credit access bureau ("CAB") program, including loan sizes and repayment terms. The Company believes that: (i) the Austin ordinance (similar to its counterparts elsewhere in Texas) conflicts with Texas state law and (ii) in any event, the Company's product complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with the Company's position that the ordinance conflicts with Texas law and, accordingly, did not address the second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits have not been scheduled. The Company does not anticipate having a final determination of the lawfulness of its CAB program under the Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could potentially result in material monetary liability in Austin and elsewhere in Texas, and would force the Company to restructure the loans it originates in Austin and elsewhere in Texas.

Other Legal Matters
The Company is a defendant in certain litigation matters encountered in the ordinary course of business. Certain of these matters may be covered to an extent by insurance. In the opinion of management, based upon the advice of legal counsel, the likelihood is remote that the impact of any of these pending litigation matters, either individually or in the aggregate, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

NOTE 14 – LEASES

The Company entered into operating leases for the buildings in which it operates that expire at various times through 2040. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the Condensed Consolidated Balance Sheets. The Company currently has finance leases which in the aggregate are immaterial and not presented in the Condensed Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The majority of the leases have an original term of five years with two, five-year renewal options. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and several also require payment of certain period costs, including maintenance, insurance and property taxes. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company had operating lease costs of approximately $8.5 million for the period ended March 31, 2019. Some of the leases are with related parties and have terms similar to the non-related party leases previously described. Operating lease costs on unrelated third-party leases was $7.6 million and for related party leases was $0.8 million for the three months ended March 31, 2019.

During the three months ended March 31, 2019, cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $8.6 million.

The following table summarizes the future minimum lease payments that the Company is contractually obligated to make under operating leases as of March 31, 2019:

(in thousands)	Third-Party	Related-Party	Total
2019	$23,222	$2,764	$25,986
2020	30,338	3,773	34,111
2021	29,918	3,875	33,793
2022	28,906	3,743	32,649
2023	24,411	1,299	25,710
Thereafter	40,326	1,114	41,440
Total	177,121	16,568	193,689
Less: Imputed interest	(46,823)	(3,429)	(50,252)
Operating lease liabilities	$130,298	$13,139	$143,437

As of March 31, 2019, the weighted average remaining lease term was 6.1 years, and the weighted average operating discount rate used to determine the operating lease liability was 10.3%.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15 – DISCONTINUED OPERATIONS

On February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place their management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, the Company deconsolidated the U.K. Subsidiaries, which comprised the U.K. reportable operating segment, as of February 25, 2019 and are classified as Discontinued Operations for all periods presented.

The following table presents financial results of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations:

	Three Months Ended March 31,
(in thousands)	2019(1)	2018
Revenue	$6,957	$10,915
Provision for losses	1,703	4,148
Net revenue	5,254	6,767

Cost of providing services
Office	246	528
Other costs of providing services	61	969
Advertising	775	1,871
Total cost of providing services	1,082	3,368
Gross margin	4,172	3,399
Operating expense (income)
Corporate, district and other	3,810	5,025
Interest income	(4)	(5)
Total operating expense	3,806	5,020
Income (loss) from operations of discontinued operations	366	(1,621)
Gain on disposal of discontinued operations, net of estimated income tax benefit of $47,423	8,009	—
Income from discontinued operations	$8,375	$(1,621)
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the aggregate carrying amounts of the assets and liabilities of the U.K. Subsidiaries:

(in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash	$—	$9,859
Restricted cash	—	3,384
Gross loans receivable	—	25,256
Less: allowance for loan losses	—	(5,387)
Loans receivable, net	—	19,869
Prepaid expenses and other	—	1,482
Other	—	267
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$34,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$—	$8,136
Deferred revenue	—	180
Accrued interest	—	(5)
Deferred rent	—	149
Other long-term liabilities	—	422
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$8,882

The following table presents cash flows of the U.K. Subsidiaries:

	Three Months Ended March 31,
(in thousands)	2019(1)	2018
Net cash (used in) / provided by discontinued operating activities	$(504)	$1,411
Net cash used in discontinued investing activities	(14,213)	(3,782)
Net cash used in discontinued financing activities	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

In August 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). See Note 5. "Long-Term Debt" for additional details.

In March 2018, CFTC redeemed $77.5 million of the 12.00% Senior Secured Notes at a price equal to 112.00% of the principal amount plus accrued and unpaid interest to the date of redemption. The redemption was conducted pursuant to the indenture governing the 12.00% Senior Secured Notes, dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent. Consistent with the terms of the Indenture, CFTC used a portion of the cash proceeds from the Company's initial public offering, to redeem the 12.00% Senior Secured Notes.

In November 2017, CFTC issued $135.0 million aggregate principal amount of additional 12.00% Senior Secured Notes in a private offering exempt from the registration requirements of the Securities Act (the "Additional Notes Offering"). CFTC used the proceeds from the Additional Notes Offering, together with available cash, to (i) pay a cash dividend, in an amount of $140.0 million to the Company, CFTC’s sole stockholder, and ultimately the Company's stockholders and (ii) pay fees, expenses, premiums and accrued interest in connection with the Additional Notes Offering. CFTC received the consent of the holders of a majority of

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the outstanding principal amount of the current Senior Secured Notes to a one-time waiver with respect to the restrictions contained in Section 5.07(a) of the indenture governing the 12.00% Senior Secured Notes to permit the dividend.

In February 2017, CFTC issued $470.0 million aggregate principal amount 12.00% Senior Secured Notes, the proceeds of which were used together with available cash, to (i) redeem the outstanding 10.75% Senior Secured Notes due 2018 of CURO Intermediate, (ii) redeem the outstanding 12.00% Senior Cash Pay Notes due 2017 and (iii) pay fees, expenses, premiums and accrued interest in connection with the offering. CFTC sold the Senior Secured Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) or outside the U.S. to non-U.S. persons in compliance with Regulation S of the Securities Act.

The following condensed consolidating financing information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	CURO as the issuer of the 8.25% Senior Secured Notes;

(ii)
The Company's subsidiary guarantors, which are comprised of its domestic subsidiaries, including CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, CURO Intermediate, and U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018, and excluding Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;

(iii)	The Company's other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”)

(iv)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in subsidiaries;

(v)	The Company and its subsidiaries on a consolidated basis.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$62,729	$20,130	$—	$—	$—	$82,859
Restricted cash	15,775	3,084	15,460	—	—	34,319
Loans receivable, net	254,622	46,403	157,868	—	—	458,893
Right of use asset - operating leases	74,840	60,565	—	—	—	135,405
Deferred income taxes	(6,445)	5,014	—	6,445	—	5,014
Income taxes receivable	—	—	—	40,872	—	40,872
Prepaid expenses and other	30,459	6,052	—	—	—	36,511
Property and equipment, net	46,360	28,900	—	—	—	75,260
Goodwill	91,131	28,747	—	—	—	119,878
Other intangibles, net	8,165	21,803	—	—	—	29,968
Intercompany receivable	74,174	—	—	—	(74,174)	—
Investment in subsidiaries	—	—	—	(36,075)	36,075	—
Other	14,473	678	—	—	—	15,151
Total assets	$666,283	$221,376	$173,328	$11,242	$(38,099)	$1,034,130
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$39,420	$2,886	$9,717	$19	$—	$52,042
Deferred revenue	4,574	3,233	44	—	—	7,851
Lease liability - operating leases	82,667	60,745	—	—	—	143,412
Income taxes payable	(26,737)	4,425	—	26,737	—	4,425
Accrued interest	2	—	847	4,744	—	5,593
Payable to CURO Holdings Corp.	738,730	—	—	(738,730)	—	—
CSO liability for losses	8,662	—	—	—	—	8,662
Long-term debt (excluding current maturities)	—	—	88,915	677,153	—	766,068
Subordinated shareholder debt	—	2,243	—	—	—	2,243
Intercompany payable	—	337	73,837	—	(74,174)	—
Other liabilities	5,942	744	—	—	—	6,686
Deferred tax liabilities	(4,171)	—	—	4,575	—	404
Total liabilities	849,089	74,613	173,360	(25,502)	(74,174)	997,386
Stockholder’s equity	(182,806)	146,763	(32)	36,744	36,075	36,744
Total liabilities and stockholder’s equity	$666,283	$221,376	$173,328	$11,242	$(38,099)	$1,034,130

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$42,403	$18,772	$—	$—	$—	$61,175
Restricted cash	9,993	2,606	12,840	—	—	25,439
Loans receivable, net	304,542	56,805	136,187	—	—	497,534
Deferred income taxes	—	1,534	—	—	—	1,534
Income taxes receivable	7,190	—	—	9,551	—	16,741
Prepaid expenses and other	37,866	5,722	—	—	—	43,588
Property and equipment, net	47,918	28,832	—	—	—	76,750
Goodwill	91,131	28,150	—	—	—	119,281
Other intangibles, net	8,418	21,366	—	—	—	29,784
Intercompany receivable	77,009	—	—	—	(77,009)	—
Investment in subsidiaries	—	—	—	(101,665)	101,665	—
Other	12,253	677	—	—	—	12,930
Assets from discontinued operations	—	2,406	—	—	32,455	34,861
Total assets	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617
Liabilities and Stockholder's equity:
Accounts payable and accrued liabilities	$38,240	$5,734	$4,980	$192	$—	$49,146
Deferred revenue	5,981	3,462	40	—	—	9,483
Income taxes payable	—	1,579	—	—	—	1,579
Accrued interest	149	—	831	19,924	—	20,904
Payable to CURO Holdings Corp.	768,345	—	—	(768,345)	—	—
CSO liability for losses	12,007	—	—	—	—	12,007
Deferred rent	9,559	1,292	—	—	—	10,851
Long-term debt	20,000	—	107,479	676,661	—	804,140
Subordinated shareholder debt	—	2,196	—	—	—	2,196
Intercompany payable	—	224	44,330	—	(44,554)	—
Other liabilities	4,967	833	—	—	—	5,800
Deferred tax liabilities	15,175	—	—	(1,445)	—	13,730
Liabilities from discontinued operations	—	8,882	—	—	—	8,882
Total liabilities	874,423	24,202	157,660	(73,013)	(44,554)	938,718
Stockholder’s equity	(235,700)	142,668	(8,633)	(19,101)	101,665	(19,101)
Total liabilities and stockholder’s equity	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$226,119	$26,774	$25,046	$—	$—	$277,939
Provision for losses	84,980	4,099	13,306	—	—	102,385
Net revenue	141,139	22,675	11,740	—	—	175,554
Cost of providing services:
Salaries and benefits	19,951	8,750	—	—	—	28,701
Occupancy	8,010	6,227	—	—	—	14,237
Office	3,889	1,224	—	—	—	5,113
Other costs of providing services	13,132	1,088	—	—	—	14,220
Advertising	6,354	1,432	—	—	—	7,786
Total cost of providing services	51,336	18,721	—	—	—	70,057
Gross margin	89,803	3,954	11,740	—	—	105,497
Operating (income) expense:
Corporate, district and other	41,538	5,183	25	2,342	—	49,088
Intercompany management fee	(3,403)	3,395	8	—	—	—
Interest expense	290	71	2,891	14,438	—	17,690
Intercompany interest (income) expense	(1,071)	1,071	—	—	—	—
Total operating expense	37,354	9,720	2,924	16,780	—	66,778
Income (loss) from continuing operations before income taxes	52,449	(5,766)	8,816	(16,780)	—	38,719
Provision (benefit) for income tax expense	14,020	1,034	—	(5,008)	—	10,046
Net income (loss) from continuing operations	38,429	(6,800)	8,816	(11,772)	—	28,673
Net loss on discontinued operations	—	8,375	—	—	—	8,375
Net (loss) income	38,429	1,575	8,816	(11,772)	—	37,048
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	48,820	(48,820)	—
Guarantor Subsidiaries	38,429	—	—	—	(38,429)	—
Non-Guarantor Subsidiaries	1,575	—	—	—	(1,575)	—
SPV Subs	8,816	—	—	—	(8,816)	—
Net income (loss) attributable to CURO	$87,249	$1,575	$8,816	$37,048	$(97,640)	$37,048

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$128,408	$46,250	$76,185	$—	$250,843	$—	$—	$250,843
Provision for losses	—	—	35,769	12,550	28,564	—	76,883	—	—	76,883
Net revenue	—	—	92,639	33,700	47,621	—	173,960	—	—	173,960
Cost of providing services:
Salaries and benefits	—	—	18,018	8,900	—	—	26,918	—	—	26,918
Occupancy	—	—	7,646	5,781	—	—	13,427	—	—	13,427
Office	—	—	5,582	871	—	—	6,453	—	—	6,453
Other store operating expenses	—	—	12,030	920	481	—	13,431	—	—	13,431
Advertising	—	—	5,159	2,726	—	—	7,885	—	—	7,885
Total cost of providing services	—	—	48,435	19,198	481	—	68,114	—	—	68,114
Gross Margin	—	—	44,204	14,502	47,140	—	105,846	—	—	105,846
Operating (income) expense:
Corporate, district and other	448	7	27,992	4,897	30	—	33,374	2,055	—	35,429
Intercompany management fee	—	—	(6,443)	3,035	3,408	—	—	—	—	—
Interest expense	18,322	—	(112)	57	4,087	—	22,354	—	—	22,354
Intercompany interest (income) expense	—	(801)	(79)	880	—	—	—	—	—	—
Loss on extinguishment of debt	11,683	—	—	—	—	—	11,683	—	—	11,683
Total operating expense	30,453	(794)	21,358	8,869	7,525	—	67,411	2,055	—	69,466
(Loss) income from continuing operations before income taxes	(30,453)	794	22,846	5,633	39,615	—	38,435	(2,055)	—	36,380
(Benefit) provision for income tax expense	(6,841)	18,497	(1,585)	1,929	—	—	12,000	(533)	—	11,467
Net (loss) income from continuing operations	(23,612)	(17,703)	24,431	3,704	39,615	—	26,435	(1,522)	—	24,913
Net loss from discontinued operations	—	—	—	(1,621)	—	—	(1,621)	—	—	(1,621)
Net (loss) income	(23,612)	(17,703)	24,431	2,083	39,615	—	24,814	(1,522)	—	23,292
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	24,814	(24,814)	—
CURO Intermediate	(17,703)	—	—	—	—	17,703	—	—	—	—
Guarantor Subsidiaries	24,431	—	—	—	—	(24,431)	—	—	—	—
Non-Guarantor Subsidiaries	3,704	—	—	—	—	(3,704)	—	—	—	—
SPV Subs	39,615	—	—	—	—	(39,615)	—	—	—	—
Net income (loss) attributable to CURO	$26,435	$(17,703)	$24,431	$2,083	$39,615	$(50,047)	$24,814	$23,292	$(24,814)	$23,292

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash provided by (used in) continuing operating activities	$88,291	$(1,574)	$53,969	$67	$246	$140,999
Net cash used in discontinued operating activities	—	(504)	—	—	—	(504)
Cash flows from investing activities:
Purchase of property, equipment and software	(2,430)	(689)	—	—	—	(3,119)
Investment in Cognical Holdings	(1,568)	—	—	—	—	(1,568)
Originations of loans, net	(38,226)	3,652	(30,373)	—	—	(64,947)
Net cash (used in) provided by continuing investing activities	(42,224)	2,963	(30,373)	—	—	(69,634)
Net cash used in discontinued investing activities	—	(14,213)	—	—	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	3,762	—	—	3,762
Payments on Non-Recourse Canada SPV facility	—	—	(24,831)	—	—	(24,831)
Proceeds from revolving credit facilities	15,000	15,478	—	—	—	30,478
Payments on revolving credit facilities	(35,000)	(15,478)	—	—	—	(50,478)
Payments to net share settle RSUs	—	—	—	(37)	—	(37)
Proceeds from exercise of stock options	40	—	—	—	—	40
Debt issuance costs paid	—	—	(169)	(30)	—	(199)
Net cash used in provided by financing activities (1)	(19,960)	—	(21,238)	(67)	—	(41,265)

Effect of exchange rate changes on cash and restricted cash	—	1,922	262	—	(246)	1,938
Net increase (decrease) in cash and restricted cash	26,107	(11,406)	2,620	—	—	17,321
Cash and restricted cash at beginning of period	52,397	34,620	12,840	—	—	99,857
Cash at end of period	$78,504	$23,214	$15,460	$—	$—	$117,178
(1) Financing activities include continuing operations only and were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities
Net cash provided (used) in continuing operating activities	$87,829	$—	$(5,956)	$15,391	$29,225	$9,469	$135,958	$(13,215)	$122,743
Net cash provided by (used in) discontinued operating activities	—	—	—	6,958	—	(5,547)	1,411	—	1,411
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(788)	(754)	—	—	(1,542)	—	(1,542)
Originations of loans, net	—	—	(28,277)	(13,767)	(14,309)	—	(56,353)	—	(56,353)
Investment in Cognical Holdings	(958)	—	—	—	—	—	(958)	—	(958)
Net cash (used in) provided by continuing operating activities	(958)	—	(29,065)	(14,521)	(14,309)	—	(58,853)	—	(58,853)
Net cash provided by (used in) discontinued investing activities	—	—	—	(3,782)	—	—	(3,782)	—	(3,782)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility	—	—	—	—	3,000	—	3,000	—	3,000
Payments on Non-Recourse U.S. SPV facility	—	—	—	—	(12,519)	—	(12,519)	—	(12,519)
Proceeds from revolving credit facilities	10,000	—	—	—	—	—	10,000	—	10,000
Payments on revolving credit facilities	(10,000)	—	—	—	—	—	(10,000)	—	(10,000)
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	13,135	13,135
Payments on 12.00% Senior Secured Notes	(77,500)	—	—	—	—	—	(77,500)	—	(77,500)
Payments of call premiums from early debt extinguishments	(9,300)	—	—	—	—	—	(9,300)	—	(9,300)
Debt issuance costs paid	(71)	—	—	—	—	—	(71)	—	(71)
Net cash (used in) provided by financing activities (1)	(86,871)	—	—	—	(9,519)	—	(96,390)	13,135	(83,255)

Effect of exchange rate changes on cash	—	—	—	(438)	—	(3,922)	(4,360)	—	(4,360)
Net (decrease) increase in cash and restricted cash	—	—	(35,021)	3,608	5,397	—	(26,016)	(80)	(26,096)
Cash and restricted cash at beginning of period	—	—	119,056	48,484	6,871	—	174,411	80	174,491
Cash and restricted cash at end of period	$—	$—	$84,035	$52,092	$12,268	$—	$148,395	$—	$148,395
(1) Financing activities included continuing operations only and were not impacted by discontinued.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 17 – SUBSEQUENT EVENTS

Share Repurchase Program

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program will continue until completed or terminated. CURO expects the purchases to be made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans or other corporate purposes.

Cognical Investment

In April 2019, as part of a broader capital structure reorganization, the Company made an additional $2.8 million cash investment in Cognical Holdings, which operates under the Zibby brand. This funding round is expected to remain open through June 11, 2019. As a result of its investments in Cognical as well as Cognical’s overall reorganization, the Company expects to own a 30% to 35% interest in its outstanding shares, dependent upon total new capital contributed by other investors. When the funding round is completed, the Company expects to have financial information to determine the fair market value of its investments in Cognical Holdings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 ("the "2018 Form 10-K") for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and, through February 25, 2019, the United Kingdom ("U.K.").

History

CURO was founded in 1997 to meet the growing needs of underbanked consumers looking for access to credit. With more than 20 years of experience, we seek to offer a variety of convenient, easily-accessible financial and loan services in all of our markets.

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

Our growth has been fueled by acquisitions in the U.S. and Canada, as well as organically, including the launch of new brands. Recent brand launches include the March 2016 launch of LendDirect, a primarily online Installment and Open-End brand in Alberta, Canada and the June 2017 launch of Avio Credit, an online Installment and Open-End Loan brand in the U.S. market that is currently available in 11 states.

Recent Developments

Revolve Finance. In February 2019, we launched Revolve Finance, sponsored by Republic Bank of Chicago, which is being introduced across the Company's U.S. branches. This product provides customers with a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection.

Metabank. In April 2018, we announced that we expect to begin offering U.S. consumers a new line of credit product through a relationship with MetaBank® ("Meta"), a wholly-owned subsidiary of Meta Financial Group, Inc. We are working closely with Meta towards an eventual product launch. Given that the agreement with Meta does not contain any exclusive dealing provisions, we are also evaluating opportunities with other potential bank partners to offer similar products.

Credit facilities. For recent developments related to our Senior Secured Notes, SPV facilities and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

U.K. Developments. On February 25, 2019, we announced that a proposed Scheme of Arrangement ("SOA"), as described in our Current Report on Form 8-K dated January 31, 2019, related to Curo Transatlantic Limited and SRC Transatlantic Limited (collectively the "U.K. Subsidiaries"), would not be implemented. We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of our U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as administrators ("Administrators") for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. As a result, we deconsolidated the U.K. Subsidiaries as of February 25, 2019 and presented the U.K. Subsidiaries as Discontinued Operations in this Quarterly Report on Form 10-Q ("Form 10-Q").

In our Current Report on Form 8-K dated January 31, 2019, our results of operations included a $30.3 million expense comprised of (i) a proposed $23.6 million fund to settle historical redress claims and (ii) $6.7 million in advisory and other costs that would be required to execute the SOA. We subsequently concluded that pursuant to ASC 450, Contingencies, the SOA did not represent an estimate of loss for the redress loss contingency but instead was offered in ongoing negotiation of a potential compromised settlement with creditors. Therefore, the settlement offered through the SOA did not meet the recognition threshold pursuant to ASC 450 and should not have been accrued as a contingent liability for customer redress claims as of December 31, 2018. Our Current Report on Form 8-K filed March 1, 2019 appropriately included $4.6 million of fourth quarter 2018 redress costs and related charges which represents known claims as of December 31, 2018. See "Controls and Procedures" in our 2018 Form 10-K for further discussion.

Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

The following table summarizes revenue by product, including fees for credit services organization ("CSO"), for the periods indicated. Year-over-year comparisons for Open-End were affected by the Q1 2019 Open-End Loss Recognition Change. Throughout this Form 10-Q, we do not include information for our U.K. Subsidiaries as they were discontinued in February 2019.

	For the Three Months Ended
	March 31, 2019			March 31, 2018
(in thousands)	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$134,003	$1,775	$135,778	$120,476	$4,903	$125,379
Secured Installment	27,477	—	27,477	26,856	—	26,856
Open-End	32,593	20,276	52,869	25,834	1,389	27,223
Single-Pay	27,168	19,593	46,761	26,065	34,292	60,357
Ancillary	4,878	10,176	15,054	5,362	5,666	11,028
Total revenue	$226,119	$51,820	$277,939	$204,593	$46,250	$250,843

During the three months ended March 31, 2019, total revenue grew $27.1 million, or 10.8%, to $277.9 million, compared to the prior-year period, predominantly driven by growth in Installment and Open-End loans from strong customer demand and product introductions in new markets. Geographically, total revenue in the U.S. and Canada grew 10.5% and 12.0%, respectively. From a product perspective, Unsecured Installment and Secured Installment revenues rose 8.3% and 2.3%, respectively, driven by related loan growth. Year-over-year Single-Pay usage was negatively impacted by regulatory changes in Ontario as well as a continued general product mix shift from Single-Pay to Installment and Open-End loans in the U.S. and Canada. Open-End revenues rose 94.2% on organic growth in legacy states in the U.S. and growth in Canada, primarily after the introduction of Open-End products in Ontario in the third quarter of 2018. Open-End loans in Canada grew $26.0 million, or 16.4%, sequentially (which means the change from the fourth quarter of 2018 to the first quarter of 2019) and Single-Pay loan balances stabilized in Canada sequentially. Ancillary revenues increased 36.5% versus the same quarter a year ago, primarily due to the sale of insurance to Installment and Open-End loan customers in Canada.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer for the three months ended March 31, 2019 and 2018:
For the three months ended March 31, 2019 and 2018, revenue generated through our online channel was 46% and 41%, respectively, of consolidated revenue.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable increased from the prior year quarter due to growth in the U.S., primarily in California and CSO. Unsecured Installment gross combined loans receivable grew $11.2 million, or 5.3%, compared to March 31, 2018, despite a decline in Canada of $22.6 million due to mix shift to Open-End loans. In the U.S., Unsecured Installment gross combined loans receivable increased 19.5% year-over-year. Canada was negatively impacted by the growth and customer preference of Open-End during 2018, as further discussed below. In Canada, total Unsecured Installment loan originations declined $14.5 million, or 66.3%, from the first quarter of 2018 also due to mix shift. U.S. originations were up $12.1 million, or 9.5%, versus the prior-year quarter.

The net charge-off (“NCO”) rate for Company Owned Unsecured Installment gross loans receivables in the first quarter of 2019 increased approximately 377 bps from the first quarter of 2018, primarily due to geographic mix shift from Canada to the U.S. Canadian balances were down $22.6 million compared to the prior year due to shifting customer preference from Installment to Open-End, while U.S. balances grew $28.4 million due to customer demand and higher advertising spend. As a result, the U.S. percentage mix of total Company Owned Unsecured Installment gross loans receivable rose from 76.4% last year to 91.2% this year. The absolute level of NCO rates in the U.S. is higher than Canada, so the relative growth in the U.S. balances resulted in an overall increase in the consolidated NCO rate for Company Owned Unsecured Installment loans. In addition, the NCO rate in the U.S. rose from 20.5% in the first quarter of 2018 to 23.3% in the first quarter of 2019, because of both credit-line increases and expansion of the Avio brand. As an immature portfolio, Avio has higher relative NCO rates.

The required Unsecured Installment Allowance for loan losses as a percentage of Company Owned Unsecured Installment gross loans receivable ("allowance coverage") increased sequentially from 19.8% to 20.8%, primarily as a result of higher NCO rates. Past-due Company Owned Unsecured Installment gross loans receivable as a percentage of related total receivables increased 230 bps to 25.2% from 22.9% in the prior-year quarter on a consolidated basis. NCO rates for Unsecured Installment loans Guaranteed by the Company decreased 314 bps compared to the same quarter in 2018. The required CSO liability for losses decreased sequentially from 15.0% to 14.4% during the first quarter of 2019 due to improving NCO and past-due rate comparisons.

	2019	2018
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Unsecured Installment loans:
Revenue - Company Owned	$65,542	$69,748	$64,146	$54,868	$58,437
Provision for losses - Company Owned	33,845	39,565	32,946	23,219	24,739
Net revenue - Company Owned	$31,697	$30,183	$31,200	$31,649	$33,698
Net charge-offs - Company Owned	$37,919	$37,951	$27,308	$26,527	$30,001
Revenue - Guaranteed by the Company	$70,236	$75,559	$73,514	$60,069	$66,942
Provision for losses - Guaranteed by the Company	27,422	37,352	39,552	26,974	23,556
Net revenue - Guaranteed by the Company	$42,814	$38,207	$33,962	$33,095	$43,386
Net charge-offs - Guaranteed by the Company	$30,421	$38,522	$37,995	$25,667	$30,743
Unsecured Installment gross combined loans receivable:
Company Owned	$161,716	$190,403	$185,130	$160,285	$155,957
Guaranteed by the Company (1)(2)	59,740	77,451	75,807	66,351	54,332
Unsecured Installment gross combined loans receivable (1)(2)	$221,456	$267,854	$260,937	$226,636	$210,289
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned	$176,060	$187,767	$172,708	$158,121	$168,773
Average Unsecured Installment gross loans receivable - Guaranteed by the Company	$68,596	$76,629	$71,079	$60,342	$64,744
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (3)	$33,666	$37,716	$36,160	$30,291	$33,638
Unsecured Installment CSO liability for losses (3)	$8,584	$11,582	$12,750	$11,193	$9,886
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	20.8%	19.8%	19.5%	18.9%	21.6%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans guaranteed by the Company	14.4%	15.0%	16.8%	16.9%	18.2%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$40,801	$49,087	$49,637	$36,125	$35,647
Unsecured Installment gross loans guaranteed by the Company	$7,967	$11,708	$12,120	$10,319	$8,410
Past-due Unsecured Installment gross loans receivable -- percentage (2)	25.2%	25.8%	26.8%	22.5%	22.9%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	13.3%	15.1%	16.0%	15.6%	15.5%
Unsecured Installment other information:
Originations - Company Owned	$78,515	$114,182	$121,415	$114,038	$89,183
Originations - Guaranteed by the Company (1)	$68,899	$89,319	$91,828	$84,082	$60,593
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	20.9%	20.8%	17.8%	14.5%	15.9%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	45.9%	48.2%	52.2%	40.7%	43.4%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in the Condensed Consolidated Financial Statements.
(2) Non-GAAP measure - Refer to "Non-GAAP Financial Measures" for further details.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO liability for losses is reported as a liability on the Condensed Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment gross combined loans receivable balances as of March 31, 2019 increased by $0.6 million, or 0.7%, compared to March 31, 2018 while related Secured Installment revenue grew 2.3%. The NCO rate was fairly stable and the past-due rate improved 120 bps year-over-year. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable decreased sequentially from 13.2% to 11.9% during the first quarter of 2019.

	2019	2018
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Secured Installment loans:
Revenue	$27,477	$29,482	$28,562	$25,777	$26,856
Provision for losses	7,080	12,035	10,188	7,650	6,640
Net revenue	$20,397	$17,447	$18,374	$18,127	$20,216
Net charge-offs	$9,822	$11,132	$9,285	$9,003	$8,669
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (2)(3)	$83,087	$95,922	$94,194	$87,434	$82,534
Average Secured Installment gross combined loans receivable	$89,505	$95,058	$90,814	$84,984	$87,676
Secured Installment Allowance for loan losses and CSO liability for losses (3)	$9,874	$12,616	$11,714	$10,812	$12,165
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	11.9%	13.2%	12.4%	12.4%	14.7%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$13,866	$17,835	$17,754	$15,246	$14,756
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (2)	16.7%	18.6%	18.8%	17.4%	17.9%
Secured Installment other information:
Originations (1)	$33,490	$49,217	$51,742	$53,597	$34,750
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	8.5%	12.5%	10.8%	8.7%	8.0%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in the Condensed Consolidated Financial Statements.
(2) Non-GAAP measure - Refer to "Non-GAAP Financial Measures" for further details.
(3) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO liability for losses is reported as a liability on the Condensed Consolidated Balance Sheets.

Open-End Loans

Open-End loan balances as of March 31, 2019 increased by $189.2 million compared to March 31, 2018, primarily due to the launch of Open-End in Canada in late 2017, which accounted for $167.1 million of the total loan growth. Open-End balances in Canada grew $26.0 million sequentially from the fourth quarter of 2018 ($22.2 million on a constant currency basis). Remaining year-over-year loan growth was driven by the organic growth in seasoned markets, such as Virginia, Tennessee and Kansas.

Q1 2019 Open-End Loss Recognition Change

Effective January 1, 2019, we modified the timeframe in which we charge-off Open-End loans and made related refinements to our loss provisioning methodology. Prior to January 1, 2019, we deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift to Open-End loans in Canada and our analysis of payment patterns on early-stage versus late-stage delinquencies, we revised our estimates and now consider Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate and applied prospectively beginning January 1, 2019.

The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of March 31, 2019 include $32.4 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for prior periods do not include any past-due loans.

•	Revenues: for the quarter ended March 31, 2019, revenues include accrued interest on past-due loan balances of $8.9 million, while revenues in prior periods do not include comparable amounts.

•
Provision for Losses: prospectively, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by total charge-offs less total recoveries ("NCOs") plus changes to the required allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the required Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable rose from 9.6% as of December 31, 2018 to 19.5% as of March 31, 2019.

The following table reports first quarter Open-End loan performance including the effect of the Q1 2019 Open-End Loss Recognition Change:

	2019	2018
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Revenue	$52,869	$47,228	$40,290	$27,222	$27,223
Provision for losses	25,317	28,337	31,686	14,848	11,428
Net revenue	$27,552	$18,891	$8,604	$12,374	$15,795
Net charge-offs	$(1,521)	$25,218	$23,579	$11,924	$10,972
Open-End gross loan balances:
Open-End gross loans receivable	$240,790	$207,333	$184,067	$91,033	$51,564
Average Open-End gross loans receivable	$224,062	$195,700	$137,550	$71,299	$49,756
Open-End allowance for loan losses:
Allowance for loan losses	$46,963	$19,901	$18,013	$9,717	$6,846
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	19.5%	9.6%	9.8%	10.7%	13.3%
Open-End past-due balances:
Open-End past-due gross loans receivable	$32,444	$—	$—	$—	$—
Past-due Open-End gross loans receivable - percentage	13.5%	—%	—%	—%	—%

In addition, the following table illustrates, on a pro forma basis, the results in the first quarter of 2019 if the Q1 2019 Open-End Loss Recognition Change had been applied to our outstanding Open-End loan portfolio as of December 31, 2018. This table is illustrative of retrospective application to determine the NCOs that would have been incurred in first quarter of 2019 from the December 31, 2018 loan book. The purpose of this pro forma illustration is primarily to provide a representative level of NCO rates from applying the Q1 2019 Open-End Loss Recognition Change.

Pro Forma	2019
(dollars in thousands, unaudited)	First Quarter
Open-End loans:
Revenue	$52,869
Provision for losses	25,317
Net revenue	$27,552
Net charge-offs	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$240,790
Average Open-End gross loans receivable	$245,096
Net-charge offs as a percentage of average gross loans receivable	13.0%
Open-End allowance for loan losses:
Allowance for loan losses	$46,963
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	19.5%
Open-End past-due balances:
Open-End past-due gross loans receivable	$32,444
Past-due Open-End gross loans receivable - percentage	13.5%

Single-Pay

Single-Pay revenue and related loans receivable during the three months ended March 31, 2019 declined year-over-year compared to the three months ended March 31, 2018, primarily due to regulatory changes in Canada (rate changes in Ontario and British Columbia) that accelerated the shift to Open-End loans, as well as a continued general product shift away from Single-Pay to Installment and Open-End loans in the U.S. and Canada. The aforementioned Open-End growth in Canada ($167.1 million year-over-year) in part came at the expense of Single-Pay loan balances, which shrank year-over-year by $15.4 million. The Single-Pay NCO rate improved 160 bps year-over-year.

	2019	2018
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Single-pay loans:
Revenue	$46,761	$49,696	$50,614	$58,325	$60,357
Provision for losses	8,268	12,825	12,757	13,101	9,892
Net revenue	$38,493	$36,871	$37,857	$45,224	$50,465
Net charge-offs	$8,610	$11,838	$12,892	$12,976	$11,518
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$69,753	$80,823	$77,390	$84,665	$82,041
Average Single-Pay gross loans receivable	$75,288	$79,107	$81,028	$83,353	$88,285
Single-Pay Allowance for loan losses	$3,897	$4,189	$3,293	$3,604	$3,514
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	5.6%	5.2%	4.3%	4.3%	4.3%

Gross Combined Loans Receivable

The following table summarizes Company Owned gross loans receivable, a GAAP balance sheet measure, and reconciles it to gross combined loans receivable, a non-GAAP measure(1), including loans originated by third-party lenders through CSO programs, which are not included in our Condensed Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the lender:

	For the Period Ended
(in millions)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Company Owned gross loans receivable	$553.2	$571.5	$537.8	$420.6	$369.3
Gross loans receivable Guaranteed by the Company	61.9	80.4	78.8	69.2	57.1
Gross combined loans receivable	$615.1	$651.9	$616.6	$489.8	$426.4
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product are presented below (year-over-year sequential comparisons for Open-End are affected by the Q1 2019 Open-End Loss Recognition Change):

Gross combined loans receivable increased $188.7 million, or 44.2%, to $615.1 million as of March 31, 2019 compared to $426.4 million as of March 31, 2018. Geographically, gross combined loans receivable grew 18.4% and 125.8%, respectively, in the U.S. and Canada, explained further by product in the following sections. Sequentially, gross combined loans receivable declined $36.8 million, or 5.7%, for the three months ended March 31, 2019 compared to $65.6 million, or 13.3%, for the three months ended March 31, 2018 on expected and normal seasonal trends from U.S. federal income tax refunds. The sequential decline for the three months ended March 31, 2019 was offset by continued growth in Canada Open-End products, discussed further below.

Results of Operations - CURO Group Consolidated Operations
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, unaudited)	Three Months Ended March 31,
	2019	2018	Change $	Change %
Revenue	$277,939	$250,843	$27,096	10.8%
Provision for losses	102,385	76,883	25,502	33.2%
Net revenue	175,554	173,960	1,594	0.9%
Advertising costs	7,786	7,885	(99)	(1.3)%
Non-advertising costs of providing services	62,271	60,229	2,042	3.4%
Total cost of providing services	70,057	68,114	1,943	2.9%
Gross margin	105,497	105,846	(349)	(0.3)%

Operating expense
Corporate, district and other expenses	49,088	35,429	13,659	38.6%
Interest expense	17,690	22,354	(4,664)	(20.9)%
Loss on extinguishment of debt	—	11,683	(11,683)	#
Total operating expense	66,778	69,466	(2,688)	(3.9)%
Income from continuing operations before income taxes	38,719	36,380	2,339	6.4%
Provision for income taxes	10,046	11,467	(1,421)	(12.4)%
Net income from continuing operations	28,673	24,913	3,760	15.1%
Net income (loss) from discontinued operations, net of tax	8,375	(1,621)	9,996	#
Net income	$37,048	$23,292	$13,756	59.1%
# - Change greater than 100% or not meaningful.

For the three months ended March 31, 2019 and 2018
Revenue and Net Revenue
Revenue increased $27.1 million, or 10.8%, to $277.9 million for the three months ended March 31, 2019 from $250.8 million for the three months ended March 31, 2018. Revenue for the three months ended March 31, 2019 includes accrued interest on past-due Open-End loan balances of $8.9 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher allowance discussed further below. U.S. revenue increased 10.5% driven by volume growth. Canadian revenue increased 12.0% (13.9% on a constant currency basis) as volume growth offset yield compression from negative regulatory impacts on Single-Pay loan rates and the significant product mix-shift to Open-End loans.
Provision for losses increased $25.5 million, or 33.2%, to $102.4 million for the three months ended March 31, 2019 from $76.9 million for the three months ended March 31, 2018 because of the Q1 2019 Open-End Loss Recognition Change, increased earning asset volume year-over-year and higher NCO rates as further described in "--Segment Analysis" below.
Cost of Providing Services
The total cost of providing services increased $1.9 million, or 2.9%, to $70.1 million in the three months ended March 31, 2019, compared to $68.1 million in the three months ended March 31, 2018, primarily because of increased loan servicing costs on higher volume, higher performance-based variable compensation and $0.2 million of restructuring costs to better align our store staffing with in-store customer traffic growth as more of our customers transact with us digitally.
Operating Expenses
Corporate, district and other expenses increased $13.7 million, or 38.6%, primarily as a result of $7.8 million for the bondholder consent associated with discontinuing our U.K. operations and other related U.K. separation costs, $1.5 million of restructuring costs from our previously-announced reduction-in-force during January 2019, higher professional fees associated with our first year-end for full compliance with Sarbanes-Oxley, and higher performance-based variable compensation.

Provision for Income Taxes

The effective income tax rate from continuing operations for the three months ended March 31, 2019 was 25.9%, compared to 31.5% for the three months ended March 31, 2018. As a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"), the corporate income tax rate for the U.S. decreased from 35% in 2017 to 21%, effective 2018. The income tax provision for the three months ended March 31, 2018 included accruals of $1.2 million for adjustments to estimates of the tax on prior years' foreign repatriation and $0.6 million for the then-new Global Intangible Low-Taxed Income ("GILTI") tax. The $1.2 million additional provision on prior years' foreign repatriation was the result of additional interpretative guidance from the IRS issued during the first quarter of 2018. These two items increased the effective income tax rate by 4.9 percentage points. Excluding the impact of these items, the effective income tax rate for the three months ended March 31, 2018 would have been 26.6%.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated:

U.S. Segment Results	Three Months Ended March 31,
(dollars in thousands, unaudited)	2019	2018	Change $	Change %
Revenue	$226,119	$204,593	$21,526	10.5%
Provision for losses	84,980	64,333	20,647	32.1%
Net revenue	141,139	140,260	879	0.6%
Advertising costs	6,354	5,159	1,195	23.2%
Non-advertising costs of providing services	44,982	43,757	1,225	2.8%
Total cost of providing services	51,336	48,916	2,420	4.9%
Gross margin	89,803	91,344	(1,541)	(1.7)%
Corporate, district and other expenses	43,880	30,532	13,348	43.7%
Interest expense	14,728	22,297	(7,569)	(33.9)%
Loss on extinguishment of debt	—	11,683	(11,683)	#
Total operating expense	58,608	64,512	(5,904)	(9.2)%
Segment operating income	31,195	26,832	4,363	16.3%
Interest expense	14,728	22,297	(7,569)	(33.9)%
Depreciation and amortization	3,726	3,407	319	9.4%
EBITDA	49,649	52,536	(2,887)	(5.5)%
Loss on extinguishment of debt	—	11,683	(11,683)
Restructuring and other costs	1,617	—	1,617
Other adjustments	(105)	(59)	(46)
Transaction-related costs	7,817	—	7,817
Share-based cash and non-cash compensation	2,172	1,842	330
Adjusted EBITDA	$61,150	$66,002	$(4,852)	(7.4)%
# - Change greater than 100% or not meaningful.

U.S. Segment Results - For the three months ended March 31, 2019 and 2018
First quarter U.S. revenues increased by $21.5 million, or 10.5%, to $226.1 million. U.S. revenue growth was driven by a $59.6 million, or 18.4%, increase in gross combined loans receivable to $383.4 million at March 31, 2019, compared to $323.8 million at March 31, 2018. Additionally, U.S. revenue for the three months ended March 31, 2019 includes accrued interest on past-due Open-End loan balances of $7.6 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher allowance discussed further below. Unsecured Installment receivables increased year-over-year $33.8 million, or 19.5%. Open-End receivables increased $22.2 million, or 64.2% year-over-year, primarily because of organic growth in Virginia, Tennessee and Kansas. Secured Installment gross combined receivables increased from the prior year period by $0.6 million, or 0.7%, while Single-Pay receivables grew $3.1 million, or 9.3%.
The increase of $20.6 million, or 32.1%, in the provision for losses was due to (i) the Q1 2019 Open-End Loss Recognition Change, (ii) year-over-year higher earning asset volume for Unsecured Installment loans, (iii) higher NCO rates, primarily for Company Owned Unsecured Installment loans, and (iv) the first quarter 2018 provision for losses, which was impacted favorably by adjustments to allowance coverage levels. The provision for loan losses and related loan portfolio performance is further analyzed under "Loan Volume and Performance Analysis" above.
U.S. cost of providing services for the three months ended March 31, 2019 was $51.3 million, an increase of $2.4 million, or 4.9%, compared to $48.9 million for the three months ended March 31, 2018. The increase was due to $1.2 million, or 23.2%, higher advertising costs, concentrated in the online channel. Advertising as a percentage of revenue was 2.8% for the three months ended March 31, 2019, up slightly from the prior-year period of 2.5%. The remaining increase is due to higher performance-based variable compensation costs and the aforementioned restructuring costs.
Corporate, district and other operating expenses increased $13.3 million, or 43.7%, compared to the same period in the prior year, primarily due to $7.8 million of U.K. disposition-related costs, $1.9 million higher performance-based variable compensation costs, $1.4 million of restructuring costs and $1.3 million higher professional fees.

U.S. interest expense for the first quarter of 2019 decreased by $7.6 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our higher interest-rate $527.5 million 12.00% Senior Secured Notes. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous U.S. SPV facility, which we fully repaid with the proceeds from our 8.25% Senior Secured Notes.

Canada Segment Results	Three Months Ended March 31,
(dollars in thousands, unaudited)	2019	2018	Change $	Change %
Revenue	$51,820	$46,250	$5,570	12.0%
Provision for losses	17,405	12,550	4,855	38.7%
Net revenue	34,415	33,700	715	2.1%
Advertising costs	1,432	2,726	(1,294)	(47.5)%
Non-advertising costs of providing services	17,289	16,472	817	5.0%
Total cost of providing services	18,721	19,198	(477)	(2.5)%
Gross margin	15,694	14,502	1,192	8.2%
Corporate, district and other expenses	5,208	4,897	311	6.4%
Interest expense	2,962	57	2,905	#
Total operating expense	8,170	4,954	3,216	64.9%
Segment operating income	7,524	9,548	(2,024)	(21.2)%
Interest expense	2,962	57	2,905	#
Depreciation and amortization	1,194	1,128	66	5.9%
EBITDA	11,680	10,733	947	8.8%
Restructuring and other costs	135	—	135
Other adjustments	(111)	16	(127)
Adjusted EBITDA	$11,704	$10,749	$955	8.9%
# - Change greater than 100% or not meaningful.

Canada Segment Results - For the three months ended March 31, 2019 and 2018
Canada revenue increased $5.6 million, or 12.0%, to $51.8 million for the three months ended March 31, 2019 from $46.3 million in the prior year period. On a constant currency basis, revenue increased $6.5 million, or 13.9%. Revenue growth in Canada was impacted by the significant asset growth and product mix shift from the accelerated transition from Single-Pay and Unsecured Installment loans to Open-End loans that have a lower yield. Additionally, Canada revenues for the three months ended March 31, 2019 includes accrued interest on past-due Open-End loan balances of $1.3 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher allowance discussed further below. Single-Pay yields were negatively affected by regulatory rate changes in Ontario and British Columbia. On a constant currency basis, total gross loan receivables grew by $137.3 million, or 133.8%, compared to the same period in the prior year.
As expected, Single-Pay revenue decreased $14.7 million, or 42.9%, to $19.6 million for the three months ended March 31, 2019, and Single-Pay receivables decreased $15.4 million, or 31.5%, to $33.4 million from $48.7 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.
Canadian non-Single-Pay revenue increased $20.3 million, or 169.5%, to $32.2 million compared to $12.0 million the same quarter a year ago, on $144.5 million, or 268.2%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017, and significant expansion of the Open-End product in Ontario in late 2018.

The provision for losses increased $4.9 million, or 38.7%, to $17.4 million for the three months ended March 31, 2019 compared to $12.6 million in the prior-year period, because of upfront provisioning on Open-End loan volumes and mix shift from Single-Pay loans and Unsecured Installment to Open-End loans. Total Open-End and Installment loans grew by $24.8 million sequentially during the first quarter of 2019, compared to sequential growth of $1.9 million in the first quarter of 2018. On a constant currency basis, provision for losses increased by $5.1 million, or 41.0%.
The total cost of providing services in Canada remained consistent for the three months ended March 31, 2019 compared to the prior-year period. Advertising costs were lower by $1.3 million, or 47.5%, partially offset by an increase in non-advertising cost of providing services of $0.8 million. There was no material impact on the cost of providing services from exchange rate changes.
Canada operating expenses increased $3.2 million, or 64.9%, to $8.2 million in the three months ended March 31, 2019 from $5.0 million in the prior year period, primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus gain (loss) on extinguishment of debt, restructuring and other costs, goodwill and intangible asset impairments, transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of adjustments, on a total and per share basis);

•	EBITDA (earnings before interest, income taxes, depreciation and amortization);

•	Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items); and

•	Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our Condensed Consolidated Financial Statements).

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures offer another way to view aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

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

In addition to reporting loans receivable information in accordance with U.S. GAAP, we provide Gross Combined Loans Receivable consisting of owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Condensed Consolidated Financial Statements. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We provide non-GAAP financial information for informational purposes and to enhance understanding of our U.S. GAAP Condensed Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with U.S. GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
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

As noted above, Gross Combined Loans Receivable includes loans originated by third-party lenders through CSO programs which are not included in the Condensed Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the lender. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We evaluate our stores based on revenue per store, provision for losses at each store and store-level EBITDA, with consideration given to the length of time a store has been open and its geographic location. We monitor newer stores for their progress to profitability and their rate of revenue growth.

We believe Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate our ability to incur and service debt and the capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented in this Form 10-Q may differ from the computation of similarly-titled measures provided by other companies.

Reconciliation of Net income from continuing operations and Diluted Earnings per Share to Adjusted Net income and Adjusted Diluted Earnings per Share, non-GAAP measures

	Three Months Ended March 31,
(in thousands except per share data, unaudited)	2019	2018	Change $	Change %
Net income from continuing operations	$28,673	$24,913	$3,760	15.1%
Adjustments:
Loss on extinguishment of debt (1)	—	11,683
Restructuring costs (2)	1,752	—
U.K. related costs (3)	7,817	—
Share-based cash and non-cash compensation (4)	2,172	1,842
Intangible asset amortization	796	663
Impact of tax law changes (5)	—	1,800
Cumulative tax effect of adjustments	(3,260)	(3,689)
Adjusted Net Income	$37,950	$37,212	$738	2.0%

Net income from continuing operations	$28,673	$24,913
Diluted Weighted Average Shares Outstanding	47,319	47,416
Diluted Earnings per Share from continuing operations	$0.61	$0.53	$0.08	15.1%
Per Share impact of adjustments to Net Income	0.19	0.25
Adjusted Diluted Earnings per Share	$0.80	$0.78	$0.02	2.6%

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures

	Three Months Ended March 31,
(in thousands, except per share data, unaudited)	2019	2018	Change $	Change %
Net income from continuing operations	$28,673	$24,913	$3,760	15.1%
Provision for income taxes	10,046	11,467	(1,421)	(12.4)%
Interest expense	17,690	22,354	(4,664)	(20.9)%
Depreciation and amortization	4,920	4,535	385	8.5%
EBITDA	61,329	63,269	$(1,940)	(3.1)%
Loss on extinguishment of debt (1)	—	11,683
Restructuring costs (2)	1,752	—
U.K. related costs (3)	7,817	—
Share-based cash and non-cash compensation (4)	2,172	1,842
Other adjustments (6)	(216)	(43)
Adjusted EBITDA	72,854	76,751	(3,897)	(5.1)%
Adjusted EBITDA Margin	26.2%	30.6%

(1)	For the three months ended March 31, 2018, the $11.7 million of loss on extinguishment of debt was for the redemption of $77.5 million of the 12.00% Senior Secured Notes due 2022 issued by CFTC.
(2)
Restructuring costs of $1.7 million for the three months ended March 31, 2019 were due to eliminating 121 positions in North America. The store employee reductions help better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions relate to efficiency initiatives and will allow the Company to reallocate investment to strategic growth activities.

(3)
U.K. related costs of $7.8 million for the three months ended March 31, 2019 relate to placing the U.K. Subsidiaries into administration on February 25, 2019, which includes $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $0.2 million for other costs.

(4)
We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(5)
As a result of the 2017 Tax Act, which became law on December 22, 2017, we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax. Additionally, the 2017 Tax Act provided for the GILTI tax starting in 2018 and we estimated and provided tax expense of $0.6 million as of March 31, 2018.

(6)	Other adjustments include deferred rent and the intercompany foreign exchange impact. Deferred rent represents the non-cash component of rent expense.

Currency Information

We operate in the U.S. and Canada, and discontinued operating in the U.K. as of February 25, 2019. Our consolidated results are reported in U.S. dollars.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended March 31, 2019 and 2018, approximately 18.6% and 18.4%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Three Months Ended March 31, 2019 and 2018

	Average Exchange Rates
	Three Months Ended March 31,		Change
	2019	2018	$	%
Canadian Dollar	$0.7525	$0.7912	($0.0387)	(4.9)%

The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of segment performance. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to the Canadian Dollar. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

The revenues and gross margin below during the three months ended March 31, 2019 were calculated using the actual average exchange rate during the three months ended March 31, 2018.

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	$	%
Canada – constant currency basis:
Revenues	$52,701	$46,250	$6,451	13.9%
Gross Margin	15,970	14,502	1,468	10.1%
LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, funds from third party lenders under our CSO programs, our Non-Recourse U.S. SPV Facility and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") to (i) redeem the outstanding 12.00% Senior Secured Notes due 2022 of CFTC, (ii) to repay the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of March 31, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, meet our debt obligations, and fund our share repurchase program. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our long-term debt consisted of the following as of March 31, 2019 and December 31, 2018 (net of deferred financing costs):

	March 31,	December 31,
(dollars in thousands)	2019	2018
8.25% Senior Secured Notes (due 2025)	$677,153	$676,661
Non-Recourse Canada SPV Facility	88,915	107,479
Senior Revolver	—	20,000
Cash Money Revolving Credit Facility	—	—
Long-term debt	$766,068	$804,140
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

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February 2017 issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $12.5 million during the September 2018. In connection with these 2017 debt issuances we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Long-Term Debt, and is being amortized over the term of the 12.00% Senior Secured Notes and included as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from our initial public offering as required by the underlying indentures (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”) at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon to the date of Redemption. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remain outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

The remainder of the 12.00% Senior Secured Notes were extinguished effective September 7, 2018 as a result of the issuance of the 8.25% Senior Secured Notes as described above.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million of revolving borrowing capacity that can expand over time (“Non-Recourse U.S. SPV Facility”). The loans bear interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In connection with this facility, we capitalized financing costs of approximately $5.3 million, the balance of which we include in the Condensed Consolidating Balance Sheets as a component of Long-term debt and was being amortized over the term of the Non-Recourse U.S. SPV Facility. During September 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million.

On October 11, 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the quarter ending December 31, 2018.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. As of March 31, 2019, the carrying amount of outstanding borrowings from the Non-Recourse Canada SPV Facility was $88.9 million, after a reduction of net balances drawn of $20.9 million during the quarter.

Senior Revolver

On September 1, 2017, we closed on a $25.0 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). In February 2018, the Senior Revolver capacity was increased to $29.0 million. In November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 8.25% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be reduced to zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all of our subsidiaries that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all of our assets and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The Senior Revolver was undrawn at March 31, 2019, after paying down the outstanding balance of $20.0 million during the quarter.

In connection with this facility we capitalized financing costs of approximately $0.1 million, the balance of which we included in the Condensed Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$10 million revolving credit facility with Royal Bank of Canada. The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of March 31, 2019 and December 31, 2018, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

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
The Cash Money Revolving Credit Facility was undrawn at March 31, 2019 and December 31, 2018.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net cash provided by continuing operating activities	$140,999	$122,743
Net cash used in continuing investing activities	(69,634)	(58,853)
Net cash used in continuing financing activities	(41,265)	(83,255)

Continuing Operating Activities

Net cash provided by continuing operating activities for the three months ended March 31, 2019 was $141.0 million, primarily attributable to net income of $28.7 million, provision for loan losses of $102.4 million and changes in our operating assets and liabilities of $12.1 million, partially offset by other non-cash expenses of $2.1 million. Major components of non-cash expenses include depreciation and amortization, provision for loan losses, and share-based compensation expense.

Net cash provided by continuing operating activities for the three months ended March 31, 2018 was $122.7 million, primarily attributable to net income of $24.9 million, and non-cash expenses, such as depreciation and amortization and the provision for loan losses for a total of $94.0 million, partially offset by changes in our operating assets and liabilities of $3.9 million. Fees and service charges on our loans receivable change represented $5.1 million of the total change in operating assets and liabilities.

Continuing Investing Activities

Net cash used in continuing investing activities for the three months ended March 31, 2019 was $69.6 million, primarily reflecting the net origination of loans of $64.9 million. In addition, we used cash to purchase approximately $3.1 million of property and equipment, including software licenses.

Net cash used in continuing investing activities for the three months ended March 31, 2018 was $58.9 million, primarily reflecting the net origination of loans of $56.4 million. In addition, we used cash to purchase approximately $1.5 million of property and equipment, including software licenses, and to purchase $1.0 million of Cognical Holding preferred shares.

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

Continuing Financing Activities

Net cash provided by continuing financing activities for the three months ended March 31, 2019 was $41.3 million. During the quarter, we made a $20.0 million payment on the Senior Revolver to reduce the outstanding balance to zero and made net repayments of $20.9 million on the Non-Recourse Canada SPV Facility.

Net cash used in continuing financing activities for the three months ended March 31, 2018 was $83.3 million. We redeemed $77.5 million of our 12.00% Senior Secured Notes for $86.8 million (which included $9.3 million of call premium). The underwriters of our 2017 initial public offering exercised their over-allotment option on January 5, 2018 and acquired one million shares of our common stock, providing net proceeds to us of $13.1 million. We also had net borrowings of $9.5 million from our U.S. SPV Facility and our ABL Facility.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2018, as described in our 2018 Form 10-K.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2018, as described in our 2018 Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2018 Form 10-K for the year ended December 31, 2018. There have been no material changes to the amounts presented therein.

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

Based on an evaluation of our disclosure controls and procedures as disclosed in Item 9A of our 2018 Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective at December 31, 2018 because of the identification of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation and changes in internal control over financial reporting

We are taking actions to improve our internal control over financial reporting, including implementing plans as identified in Item 9A of our 2018 Form 10-K, filed with the SEC on March 18, 2019, to address our material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2019.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the effectiveness of controls
Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. A control system also can be circumvented by collusion or improper management override. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 13 - "Contingent Liabilities" of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There were no material changes to our risk factors as described in our 2018 Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

ITEM 6. EXHIBITS

Exhibit no.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2017)
3.2	Form of Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 11, 2017)
10.1	CURO Group Holdings Corp. 2019 Short-Term Incentive Compensation Program (previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on March 19, 2019)
10.2	CURO Group Holdings Corp. 2019 U.S. Long-Term Incentive Compensation Program (previously filed as Exhibit 99.2 to the Current Report on Form 8-K filed on March 19, 2019)
10.3	CURO Group Holdings Corp. 2019 non-U.S. Long-Term Incentive Compensation Program (previously filed as Exhibit 99.3 to the Current Report on Form 8-K filed on March 19, 2019)
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 6, 2019, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the quarter ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements**

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2019            CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice-President and Chief Financial Officer