Form 10-Q
period 2019-06-30
CURO Group Holdings Corp.
filed 2019-08-05
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At August 2, 2019 there were 45,267,762 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
SECOND QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash	$92,297	$61,175
Restricted cash (includes restricted cash of consolidated VIEs of $14,819 and $12,840 as of June 30, 2019 and December 31, 2018, respectively)	33,712	25,439
Gross loans receivable (includes loans of consolidated VIEs of $215,309 and $148,876 as of June 30, 2019 and December 31, 2018, respectively)	609,593	571,531
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $25,188 and $12,688 as of June 30, 2019 and December 31, 2018, respectively)	(101,877)	(73,997)
Loans receivable, net	507,716	497,534
Right of use asset - operating leases (Note 1)	140,982	—
Deferred income taxes	2,637	1,534
Income taxes receivable	37,579	16,741
Prepaid expenses and other	30,241	43,588
Property and equipment, net	72,993	76,750
Goodwill	120,450	119,281
Other intangibles, net of accumulated amortization	30,657	29,784
Other	16,091	12,930
Assets from discontinued operations (Note 15)	—	34,861
Total Assets	$1,085,355	$919,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$59,274	$49,146
Deferred revenue	8,712	9,483
Lease liability - operating leases (Note 1)	148,843	—
Income taxes payable	—	1,579
Accrued interest (includes accrued interest of consolidated VIEs of $713 and $831 as of June 30, 2019 and December 31, 2018, respectively)	19,690	20,904
Liability for losses on CSO lender-owned consumer loans	9,504	12,007
Deferred rent	—	10,851
Long-term debt (includes long-term debt and issuance costs of consolidated VIEs of $94,565 and $3,588 as of June 30, 2019 and $111,335 and $3,856 as of December 31, 2018, respectively)	768,512	804,140
Subordinated stockholder debt	—	2,196
Other long-term liabilities	8,594	5,800
Deferred tax liabilities	4,848	13,730
Liabilities from discontinued operations (Note 15)	—	8,882
Total Liabilities	1,027,977	938,718
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued at either period end	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 46,499,482 and 46,412,231 shares issued as of June 30, 2019 and December 31, 2018, respectively; and 46,255,282 and 46,412,231 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	9	9
Treasury stock, at cost - 244,200 shares as of June 30, 2019	(2,507)	—
Paid-in capital	64,790	60,015
Retained earnings (accumulated deficit)	35,816	(18,065)
Accumulated other comprehensive loss	(40,730)	(61,060)
Total Stockholders' Equity	57,378	(19,101)
Total Liabilities and Stockholders' Equity	$1,085,355	$919,617
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$264,300	$237,169	$542,239	$488,012
Provision for losses	112,010	86,347	214,395	163,230
Net revenue	152,290	150,822	327,844	324,782

Cost of providing services
Salaries and benefits	26,086	26,908	54,787	53,826
Occupancy	13,932	13,320	28,169	26,747
Office	5,457	5,532	10,570	11,985
Other costs of providing services	12,854	12,601	27,074	26,032
Advertising	12,780	15,113	20,566	22,998
Total cost of providing services	71,109	73,474	141,166	141,588
Gross margin	81,181	77,348	186,678	183,194

Operating expense
Corporate, district and other expenses	39,038	32,980	88,126	68,409
Interest expense	17,023	20,472	34,713	42,826
Loss on extinguishment of debt	—	—	—	11,683
Total operating expense	56,061	53,452	122,839	122,918
Income from continuing operations before income taxes	25,120	23,896	63,839	60,276
Provision for income taxes	7,453	5,178	17,499	16,645
Net income from continuing operations	17,667	18,718	46,340	43,631
Net (loss) income from discontinued operations, net of tax	(834)	(2,743)	7,541	(4,364)
Net income	$16,833	$15,975	$53,881	$39,267

Weighted average common shares outstanding:
Basic	46,451	45,650	46,438	45,578
Diluted	47,107	47,996	47,335	47,757

Basic income (loss) per share:
Continuing operations	$0.38	$0.41	$1.00	$0.96
Discontinued operations	(0.02)	(0.06)	0.16	(0.10)
Basic income per share	$0.36	$0.35	$1.16	$0.86

Diluted income (loss) per share:
Continuing operations	$0.38	$0.39	$0.98	$0.92
Discontinued operations	(0.02)	(0.06)	0.16	(0.10)
Diluted income per share	$0.36	$0.33	$1.14	$0.82
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16,833	$15,975	$53,881	$39,267
Other comprehensive income (loss):
Cash flow hedges, net of $0 tax in both periods	—	(439)	—	(385)
Foreign currency translation adjustment, net of $0 tax in both periods	3,635	(6,752)	20,330	(9,663)
Other comprehensive income (loss)	3,635	(7,191)	20,330	(10,048)
Comprehensive income	$20,468	$8,784	$74,211	$29,219
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income from continuing operations	$46,340	$43,631
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	9,571	9,005
Provision for loan losses	214,395	163,230
Amortization of debt issuance costs and bond (premium)/discount	1,568	2,117
Deferred income tax (benefit) expense	(3,596)	3,199
Loss on disposal of property and equipment	1,834	517
Loss on extinguishment of debt	—	11,683
Increase in cash surrender value of life insurance	(991)	(2,223)
Share-based compensation expense	4,816	4,023
Changes in operating assets and liabilities:
Accrued fees and service charges on loans receivable	(1,171)	2,928
Prepaid expenses and other assets	16,344	5,853
Other assets	(3,790)	—
Accounts payable and accrued liabilities	9,527	(2,080)
Deferred revenue	(915)	(1,193)
Income taxes payable	25,123	26,727
Income taxes receivable	(8,253)	(18,436)
Deferred rent	—	127
Accrued Interest	(1,247)	(3,284)
Other liabilities	2,764	909
Net cash provided by continuing operating activities	312,319	246,733
Net cash (used in) provided by discontinued operating activities	(504)	5,458
Net cash provided by operating activities	311,815	252,191
Cash flows from investing activities
Purchase of property, equipment and software	(6,164)	(2,957)
Loans receivable originated or acquired	(879,081)	(1,063,072)
Loans receivable repaid	661,882	868,436
Investments in Cognical Holdings	(4,368)	(958)
Net cash used in continuing investing activities	(227,731)	(198,551)
Net cash used in discontinued investing activities	(14,213)	(14,349)
Net cash used in investing activities	(241,944)	(212,900)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	12,431
Proceeds from Non-Recourse U.S. SPV facility	—	13,000
Payments on Non-Recourse U.S. SPV facility	—	(19,163)
Proceeds from Non-Recourse Canada SPV facility	3,750	—
Payments on Non-Recourse Canada SPV facility	(24,752)	—
Payments on 12.00% Senior Secured Notes	—	(77,500)
Debt issuance costs paid	(198)	(168)
Proceeds from credit facilities	68,002	18,798
Payments on credit facilities	(88,002)	(18,798)
Payments on subordinated stockholder debt	(2,245)	—
Payments of call premiums from early debt extinguishments	—	(9,300)
Proceeds from exercise of stock options	27	39
Repurchase of common stock	(1,762)	—
Net cash used in financing activities (1)	(45,180)	(80,661)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

Effect of exchange rate changes on cash and restricted cash	1,461	(4,189)
Net increase (decrease) in cash and restricted cash	26,152	(45,559)
Cash and restricted cash at beginning of period	99,857	174,491
Cash and restricted cash at end of period	126,009	128,932
Less: Cash and restricted cash of discontinued operations at end of period	—	12,460
Cash and restricted cash of continuing operations at end of period	$126,009	$116,472
(1) Financing activities include continuing operations only, and were not impacted by discontinued operations
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

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements ("Condensed Consolidated Financial Statements") in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on March 18, 2019 ("2018 Form 10-K"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, in September 2018, and subsequently expanded in June 2019, the SEC changed the definition of a smaller reporting company ("SRC"). The change in definition of an SRC would allow more registrants to qualify to report under scaled disclosure requirements. Under these rules, CURO meets the definition of an SRC as of June 30, 2019.

The Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. On February 25, 2019, the Company's United Kingdom ("U.K.") operations were placed into administration, which resulted in treatment of the segment as discontinued operations for all periods presented. Throughout this Quarterly Report on Form 10-Q ("Form 10-Q"), current and prior period financial information is presented as if the U.K. segment was excluded from continuing operations. For further information about the placement of the segment into administration, refer to "--Nature of Operations" below.

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

Equity Investment in Unconsolidated Entity

In April 2019, as part of a broader capital structure reorganization by the investee company, the Company made an additional $2.8 million cash investment in Cognical Holdings, which operates under the Zibby brand. See Note 8 - "Financial Instruments" for additional detail on the adjustment to fair value for the quarter ended June 30, 2019.

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

Nature of Operations

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada, and, through February 25, 2019, the U.K.

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

Open-End Loss Recognition

Effective January 1, 2019, the Company modified the timeframe for which it charges-off Open-End loans and made related refinements to its loss provisioning methodology. Prior to January 1, 2019, the Company deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past due. Because of the continuing shift to Open-End loans in Canada and analysis of payment patterns on early-stage versus late-stage delinquencies, the Company revised its estimates and now considers Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged-off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. The Company evaluates the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively effective January 1, 2019.

The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of June 30, 2019 include $35.4 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past due loans.

•
Revenues: for the three and six months ended June 30, 2019, gross revenues include interest earned on past-due loan balances of approximately $12 million and $21 million, respectively, while revenues in prior-year periods do not include comparable amounts.

•
Provision for Losses: prospectively, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by total charge-offs less total recoveries ("NCOs") plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 18.3% at June 30, 2019, compared to 10.7% in the same prior-year period.

Correction of Immaterial Errors in Previously-Issued Financial Statements

During the year ended December 31, 2018, the Company corrected immaterial errors to its prior presentation of cash flows for loan originations and collections on principal. The Company determined that the historical presentation was in error by not conforming to US GAAP because it included outflows for loan originations and receipts on collections in Cash provided by operating activities rather than in Cash used in investing activities. Accordingly the Company corrected previously filed financial statements by reclassifying cash outflows for loan originations and receipts on collections of principal of $48.2 million from net Cash provided by operating activities to net Cash used in investing activities for the six months ended June 30, 2018. Total cash flows for each period presented did not change. The Company concluded that the errors were immaterial to the unaudited Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018. The Company has revised its Condensed Consolidated Financial Statements for the six months ended June 30, 2018 presented in this Form 10-Q. A summary of the correction follows:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2018
As Reported:(1)
Net cash provided by continuing operating activities	$52,097
Net cash used in continuing investing activities	(3,915)

As Corrected:
Net cash provided by continuing operating activities	246,733
Net cash used in continuing investing activities	(198,551)
(1) "As reported" balances include amounts from continuing operations historically presented within these captions.

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board ("FASB") issued Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.
Due to the adoption of the new standard, the right of use assets ("ROU assets") and additional operating lease liabilities ("lease liabilities") as of June 30, 2019 were $141.0 million and $148.8 million, respectively. Prepaid rent of $2.7 million and deferred liability of $10.9 million were included in ROU assets and lease liabilities, respectively. The standard did not materially impact the Company's consolidated net earnings. See Note 14 - "Leases" for additional information and disclosures required by Topic 842.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Pronouncements Related to the Current Expected Credit Loss ("CECL") Standard

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, and ASU 2019-05 in May 2019. The standard, as amended, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. As issued, this ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016‑13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses with a resulting negative adjustment to retained earnings on the date of adoption. Additionally, as disclosed below, the Company is evaluating the impact of the FASB's definition of a SRC to the adoption of ASU 2016-13.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ASU 2019-05

In May 2019, the FASB issued ASU 2019-05, which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (i) were previously recorded at amortized cost and (ii) are within the scope of ASC 326-203 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05’s amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date for ASU 2016-13. We are currently evaluating the methods and impact of adopting this new standard on the Condensed Consolidated Financial Statements.

ASU 2019-04

In May 2019, the FASB issued ASU 2019-04, which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The ASU’s amendments apply to all entities within the scope of the affected guidance. Accrued interest - Amortized cost basis is defined in ASU 2016-13 as "the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange, and fair value hedge accounting adjustments". To address stakeholders’ concerns that the inclusion of accrued interest in the definition of amortized cost basis could make application of the credit loss guidance operationally burdensome, ASU 2019-04 provides certain alternatives for the measurement of the allowance for credit losses (ALL) on accrued interest receivable (AIR). These measurement alternatives include (1) measuring an ALL on AIR separately, (2) electing to provide separate disclosure of the AIR component of amortized cost as a practical expedient, and (3) making accounting policy elections to simplify certain aspects of the presentation and measurement of such AIR. As issued, for entities that have adopted ASU 2016-13, the amendments in ASU 2019-04 related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. ASU 2019-04’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted the amendments in ASU 2016-13." Certain disclosures are also required. For all other entities, the effective date will be the same as the effective date in ASU 2016-13.

FASB Definition of a Smaller Reporting Company ("SRC") as related to the CECL standard and evaluation of the impact of the CECL standard

On July 17, 2019, the FASB issued for a 30-day comment period a draft proposal that would reconsider its philosophy for establishing effective dates for major projects for certain classes of companies, including SRCs. Under current SEC definitions, CURO meets the definition of an SRC as of June 30, 2019. The proposed standard would defer required adoption of the CECL standard for SRCs until fiscal periods beginning after December 15, 2022. The Company will continue to monitor the standard setting activities of the FASB and evaluate their potential impact on the adoption of accounting standards such as ASU 2016-13 and ASU 2019-04. We are currently evaluating the methods and impact of adopting the CECL standard on the Condensed Consolidated Financial Statements.

SEC Disclosure Update

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that had become redundant, duplicative, overlapping, outdated or superseded. Other than the amendment's expanded disclosure requirement for interim financial statements to disclose both current and comparative quarter and year-to-date reconciliations of changes in stockholders' equity, it did not have a material impact on the Company's Condensed Consolidated Financial Statements or Notes thereto for the three and six months ended June 30, 2019, nor is it expected to have a material impact on the Company's annual disclosures or financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

In August 2018, the Company closed the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to wholly-owned, bankruptcy-remote special purpose subsidiaries ("VIEs") to collateralize debt incurred under the facility.

As the Company is the primary beneficiary of the VIEs, it includes the assets and liabilities related to the VIEs in its Condensed Consolidated Financial Statements. As required, the Company parenthetically discloses on the Consolidated Balance Sheets the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the VIE subsidiaries were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Assets
Restricted cash	$14,819	$12,840
Gross loans receivable less allowance for loan losses	190,121	136,187
Total Assets	$204,940	$149,027
Liabilities
Accounts payable and accrued liabilities	$15,020	$4,980
Deferred revenue	45	40
Accrued interest	713	831
Long-term debt	90,977	107,479
Total Liabilities	$106,755	$113,330

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Unsecured Installment	$122,112	$114,936	$257,890	$240,315
Secured Installment	26,076	25,777	53,553	52,633
Open-End	54,972	27,222	107,841	54,445
Single-Pay	45,528	58,325	92,289	118,682
Ancillary	15,612	10,909	30,666	21,937
Total revenue	$264,300	$237,169	$542,239	$488,012

The following tables summarize Loans receivable by product and the related delinquent loans receivable at June 30, 2019:

	June 30, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$76,126	$126,685	$71,218	$247,915	$521,944
Delinquent loans receivable	—	38,037	14,216	35,396	87,649
Total loans receivable	76,126	164,722	85,434	283,311	609,593
Less: allowance for losses	(4,941)	(35,223)	(9,996)	(51,717)	(101,877)
Loans receivable, net	$71,185	$129,499	$75,438	$231,594	$507,716

	June 30, 2019
(in thousands)	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$14,995	$7,096	$14,997	$37,088
31-60 days past due	11,176	3,358	9,455	23,989
61-90 days past due	11,866	3,762	10,944	26,572
Total delinquent loans receivable	$38,037	$14,216	$35,396	$87,649

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2018:

	December 31, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$80,823	$141,316	$75,583	$207,333	$505,055
Delinquent loans receivable	—	49,087	17,389	—	66,476
Total loans receivable	80,823	190,403	92,972	207,333	571,531
Less: allowance for losses	(4,189)	(37,716)	(12,191)	(19,901)	(73,997)
Loans receivable, net	$76,634	$152,687	$80,781	$187,432	$497,534

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$17,850	$7,870	$25,720
31-60 days past due	14,705	4,725	19,430
61-90 days past due	16,532	4,794	21,326
Total delinquent loans receivable	$49,087	$17,389	$66,476

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at June 30, 2019:

	June 30, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$54,968	$1,930	$56,898
Delinquent loans receivable guaranteed by the Company	10,087	354	10,441
Total loans receivable guaranteed by the Company	65,055	2,284	67,339
Less: Liability for losses on CSO lender-owned consumer loans	(9,433)	(71)	(9,504)
Loans receivable guaranteed by the Company, net	$55,622	$2,213	$57,835

	June 30, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$8,511	$299	$8,810
31-60 days past due	1,052	37	1,089
61-90 days past due	524	18	542
Total delinquent loans receivable	$10,087	$354	$10,441

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at December 31, 2018:

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$65,743	$2,504	$68,247
Delinquent loans receivable guaranteed by the Company	11,708	446	12,154
Total loans receivable guaranteed by the Company	77,451	2,950	80,401
Less: Liability for losses on CSO lender-owned consumer loans	(11,582)	(425)	(12,007)
Loans receivable guaranteed by the Company, net	$65,869	$2,525	$68,394

	December 31, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$9,684	$369	$10,053
31-60 days past due	1,255	48	1,303
61-90 days past due	769	29	798
Total delinquent loans receivable	$11,708	$446	$12,154

The following table summarizes activity in the allowance for loan losses during the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,897	$33,666	$9,796	$46,963	$—	$94,322
Charge-offs	(35,759)	(37,336)	(10,295)	(30,688)	(1,342)	(115,420)
Recoveries	24,301	5,366	2,693	5,537	822	38,719
Net charge-offs	(11,458)	(31,970)	(7,602)	(25,151)	(520)	(76,701)
Provision for losses	12,446	33,514	7,802	29,373	520	83,655
Effect of foreign currency translation	56	13	—	532	—	601
Balance, end of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Allowance for loan losses as a percentage of gross loan receivables	6.5%	21.4%	11.7%	18.3%	N/A	16.7%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$8,583	$78	$8,661
Charge-offs	(34,564)	(683)	(35,247)
Recoveries	7,078	657	7,735
Net charge-offs	(27,486)	(26)	(27,512)
Provision for losses	28,336	19	28,355
Balance, end of period	$9,433	$71	$9,504

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,897	$42,249	$9,874	$46,963	$—	$102,983
Charge-offs	(35,759)	(71,900)	(10,978)	(30,688)	(1,342)	(150,667)
Recoveries	24,301	12,444	3,350	5,537	822	46,454
Net charge-offs	(11,458)	(59,456)	(7,628)	(25,151)	(520)	(104,213)
Provision for losses	12,446	61,850	7,821	29,373	520	112,010
Effect of foreign currency translation	56	13	—	532	—	601
Balance, end of period	$4,941	$44,656	$10,067	$51,717	$—	$111,381

The following table summarizes activity in the allowance for loan losses during the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,514	$33,638	$11,639	$6,846	$—	$55,637
Charge-offs	(41,242)	(31,612)	(11,082)	(23,807)	(593)	(108,336)
Recoveries	28,266	5,085	2,296	11,883	38	47,568
Net charge-offs	(12,976)	(26,527)	(8,786)	(11,924)	(555)	(60,768)
Provision for losses	13,101	23,219	7,533	14,848	555	59,256
Effect of foreign currency translation	(35)	(39)	—	(53)	—	(127)
Balance, end of period	$3,604	$30,291	$10,386	$9,717	$—	$53,998
Allowance for loan losses as a percentage of gross loan receivables	4.3%	18.9%	12.3%	10.7%	N/A	12.8%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$9,886	$526	$10,412
Charge-offs	(33,017)	(993)	(34,010)
Recoveries	7,350	776	8,126
Net charge-offs	(25,667)	(217)	(25,884)
Provision for losses	26,974	117	27,091
Balance, end of period	$11,193	$426	$11,619

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,514	$43,524	$12,165	$6,846	$—	$66,049
Charge-offs	(41,242)	(64,629)	(12,075)	(23,807)	(593)	(142,346)
Recoveries	28,266	12,435	3,072	11,883	38	55,694
Net charge-offs	(12,976)	(52,194)	(9,003)	(11,924)	(555)	(86,652)
Provision for losses	13,101	50,193	7,650	14,848	555	86,347
Effect of foreign currency translation	(35)	(39)	—	(53)	—	(127)
Balance, end of period	$3,604	$41,484	$10,812	$9,717	$—	$65,617

The following table summarizes activity in the allowance for loan losses during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(72,280)	(81,573)	(22,966)	(34,326)	(2,693)	(213,838)
Recoveries	52,212	11,684	5,816	10,696	1,721	82,129
Net charge-offs	(20,068)	(69,889)	(17,150)	(23,630)	(972)	(131,709)
Provision for losses	20,714	67,359	14,955	54,690	972	158,690
Effect of foreign currency translation	106	37	—	756	—	899
Balance, end of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Allowance for loan losses as a percentage of gross loan receivables	6.5%	21.4%	11.7%	18.3%	N/A	16.7%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,582	$425	$12,007
Charge-offs	(75,545)	(1,760)	(77,305)
Recoveries	17,638	1,459	19,097
Net charge-offs	(57,907)	(301)	(58,208)
Provision for losses	55,758	(53)	55,705
Balance, end of period	$9,433	$71	$9,504

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$49,298	$12,616	$19,901	$—	$86,004
Charge-offs	(72,280)	(157,118)	(24,726)	(34,326)	(2,693)	(291,143)
Recoveries	52,212	29,322	7,275	10,696	1,721	101,226
Net charge-offs	(20,068)	(127,796)	(17,451)	(23,630)	(972)	(189,917)
Provision for losses	20,714	123,117	14,902	54,690	972	214,395
Effect of foreign currency translation	106	37	—	756	—	899
Balance, end of period	$4,941	$44,656	$10,067	$51,717	$—	$111,381

The following table summarizes activity in the allowance for loan losses during the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$38,977	$13,472	$6,426	$—	$64,079
Charge-offs	(85,578)	(66,831)	(22,567)	(44,156)	(1,268)	(220,400)
Recoveries	61,084	10,303	5,162	21,260	85	97,894
Net charge-offs	(24,494)	(56,528)	(17,405)	(22,896)	(1,183)	(122,506)
Provision for losses	22,993	47,958	14,319	26,276	1,183	112,729
Effect of foreign currency translation	(99)	(116)	—	(89)	—	(304)
Balance, end of period	$3,604	$30,291	$10,386	$9,717	$—	$53,998
Allowance for loan losses as a percentage of gross loan receivables	4.3%	18.9%	12.3%	10.7%	N/A	12.8%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
(in thousands)	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(74,736)	(2,212)	(76,948)
Recoveries	18,326	1,945	20,271
Net charge-offs	(56,410)	(267)	(56,677)
Provision for losses	50,530	(29)	50,501
Balance, end of period	$11,193	$426	$11,619

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
(in thousands)	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$56,050	$14,194	$6,426	$—	$81,874
Charge-offs	(85,578)	(141,567)	(24,779)	(44,156)	(1,268)	(297,348)
Recoveries	61,084	28,629	7,107	21,260	85	118,165
Net charge-offs	(24,494)	(112,938)	(17,672)	(22,896)	(1,183)	(179,183)
Provision for losses	22,993	98,488	14,290	26,276	1,183	163,230
Effect of foreign currency translation	(99)	(116)	—	(89)	—	(304)
Balance, end of period	$3,604	$41,484	$10,812	$9,717	$—	$65,617

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivable amounts under CSO programs were $12.0 million and $14.3 million at June 30, 2019 and December 31, 2018, respectively. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range from six to 18 months. See the 2018 Form 10-K for further details of the Company's accounting policy. As of June 30, 2019 and December 31, 2018, the maximum amount payable under all such guarantees was $56.0 million and $66.9 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the Allowance for loan losses, which it recognizes for its consumer loans. Liability for incurred losses on CSO loans Guaranteed by the Company was $9.5 million and $12.0 million at June 30, 2019 and December 31, 2018, respectively.

The Company placed $5.8 million and $17.2 million in collateral accounts for the benefit of lenders at June 30, 2019 and December 31, 2018, respectively, which is reflected in "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
8.25% Senior Secured Notes (due 2025)	$677,535	$676,661
Non-Recourse Canada SPV Facility	90,977	107,479
Senior Revolver	—	20,000
Long-term debt	$768,512	$804,140
8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025 ("8.25% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the balance of capitalized financing costs of approximately $12.8 million, net of amortization, is included in the Condensed Consolidated Balance Sheets as a component of "Long-term debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

The proceeds of this issuance were used (i) to redeem the outstanding 12.00% Senior Secured Notes of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, a wholly-owned subsidiary ("CURO Receivables"), which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2019 and December 31, 2018, the Company was in full compliance with the covenants and other provisions of the 8.25% Senior Secured Notes.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1, 2022. In connection with these 12.00% Senior Secured Notes, the Company capitalized financing costs of approximately $18.3 million. These costs were being amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from the Company's initial public offering, as required by the underlying indenture (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”), at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of Redemption. The Redemption price and the amortization of a corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million for the three months ended March 31, 2018. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remained outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

The remainder of the 12.00% Senior Secured Notes were extinguished effective September 7, 2018 using proceeds from the 8.25% Senior Secured Notes as described above. The early extinguishment of the 12.00% Senior Secured Notes resulted in a pretax loss of $69.2 million during the year ended December 31, 2018.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to 2023. As of June 30, 2019, the Canada SPV Borrower was in full compliance with the covenants and other provisions of the Non-Recourse Canada SPV Facility.

As of June 30, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $91.0 million, net of deferred financing costs of $3.6 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables and a wholly-owned subsidiary entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million revolving borrowing capacity that could expand over time (collectively, “Non-Recourse U.S. SPV Facility”). Borrowings under this facility bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The SPV Borrower also paid a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were approximately $5.3 million, net of amortization. These capitalized financing costs were included in the Condensed Consolidated Balance Sheet as a component of "Long-term debt" and were amortized over the term of the Non-Recourse U.S. SPV Facility.

On September 30, 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million. In October 2018, the Company extinguished the remaining term loan balance of $80.0 million and made the final termination payment of $2.7 million, resulting in a loss on the extinguishment of debt of $9.7 million during the year ended December 31, 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Senior Revolver

On September 1, 2017, the Company entered into a $25.0 million Senior Secured Revolving Loan Facility (the “Senior Revolver”). The terms of the Senior Revolver generally conform to the related provisions in the Indenture dated February 15, 2017 for the 12.00% Senior Secured Notes and complements the Company's other financing sources, while providing seasonal short-term liquidity. In February 2018, the Senior Revolver capacity was increased to $29.0 million as permitted by the Indenture to the 12.00% Senior Secured Notes, based upon consolidated tangible assets. Additionally, in November 2018, the Senior Revolver capacity was increased to $50.0 million, as permitted by the Indenture to the 8.25% Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks.

Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires June 30, 2020. The Senior Revolver accrues interest at one-month LIBOR plus 5.00% (subject to a 5% overall minimum) and is repayable on demand.

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the 8.25% Senior Secured Notes. Additionally, the negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for the 8.25% Senior Secured Notes. The revolver was undrawn at June 30, 2019.

The Senior Revolver contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are (i) minimum eligible collateral value, (ii) consolidated interest coverage ratio and (iii) consolidated leverage ratio. The Senior Revolver also contains various events of default, the occurrence of which could result in termination of the lenders’ commitments to lend and the acceleration of all obligations under the Senior Revolver. As of June 30, 2019, the Company was in full compliance with the covenants and other provisions of the Senior Revolver.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., a Canadian subsidiary ("Cash Money"), maintains a C$10.0 million revolving credit facility with Royal Bank of Canada (the "Cash Money Revolving Credit Facility"), which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of June 30, 2019, the borrowing capacity under the Cash Money Revolving Credit Facility, which was C$9.7 million, was reduced by C$0.3 million for outstanding stand-by-letters of credit.

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that require, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, as well as restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest per annum at the prime rate of a Canadian chartered bank plus 1.95%.

The Cash Money Revolving Credit Facility was undrawn at June 30, 2019 and December 31, 2018.

Subordinated Stockholder Debt

As part of the acquisition of Cash Money in 2011, the Company received indemnification for certain claims through issuance of an escrow note to the seller. This note bears interest at 10.0% per annum, and quarterly interest payments are due until the note matures. The balance of this note was repaid in full as of June 30, 2019.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Stock Units
Grants of time-based RSUs are valued at the date of grant based on the value of our common stock and are expensed using the straight-line method over the service period. These RSUs are subject to time-based vesting and typically vest over a three-year period.

In March 2019, the Company awarded market-based RSUs designed to drive the performance of the management team toward achievement of key corporate objectives. The market-based RSUs vest after three years depending upon the Company's total stockholder return over the three-year performance period relative to other companies in its selected peer group. These awards are valued using the Monte Carlo simulation pricing model. Expense recognition for the market-based awards occurs over the service period using the straight-line method.

Grants of RSUs do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of RSUs may be forfeited upon termination of employment depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

A summary of the status of time-based and market-based RSUs as of June 30, 2019 and changes during the six months ended June 30, 2019 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2018	1,060,350	—	$14.29
Granted	579,540	394,755	10.07
Vested	(83,481)	—	15.59
Forfeited	(68,778)	—	14.05
June 30, 2019	1,487,631	394,755	$12.06

Share-based compensation expense for the three months ended June 30, 2019 and 2018, which includes compensation costs from stock options and RSUs, was $2.6 million and $2.2 million, respectively, and during the six months ended June 30, 2019 and 2018 was $4.8 million and $4.0 million, respectively, and is included in the Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of June 30, 2019, there was $18.5 million of total unrecognized compensation cost related to stock options and RSUs, of which $15.4 million related to stock options and time-based RSUs and $3.1 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 2.0 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate from continuing operations was 27.4% and 27.6% for the six months ended June 30, 2019 and 2018, respectively.

On December 22, 2017, the 2017 Tax Act became law, which reduced the statutory U.S. Federal corporate income tax rate from 35% to 21%, enacted a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions and imposed a new minimum tax on global intangible low-taxed income ("GILTI"). The Company provided an estimate of the deemed repatriation tax as of December 31, 2017 and pursuant to further IRS guidance, the Company recorded an additional accrual of $1.2 million during the six months ended June 30, 2018. The Company recorded an estimated GILTI tax of $0.5 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $159.3 million were distributed to the U.S., the Company would be subject to Canadian withholding taxes of estimated $8.0 million. In the event the earnings were distributed to the U.S., the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

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

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at June 30, 2019:

		Estimated Fair Value
(in thousands)	Carrying Value June 30, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$92,297	$92,297	$—	$—	$92,297
Restricted cash	33,712	33,712	—	—	33,712
Loans receivable, net	507,716	—	—	507,716	507,716
Investment in Cognical	7,178	—	—	7,178	7,178
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$9,504	$—	$—	$9,504	$9,504
8.25% Senior Secured Notes	677,535	—	—	574,211	574,211
Non-Recourse Canada SPV facility	90,977	—	—	94,565	94,565

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at December 31, 2018:

		Estimated Fair Value
(in thousands)	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$61,175	$61,175	$—	$—	$61,175
Restricted cash	25,439	25,439	—	—	25,439
Loans receivable, net	497,534	—	—	497,534	497,534
Investment in Cognical	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$12,007	$—	$—	$12,007	$12,007
8.25% Senior Secured notes	676,661	—	—	531,179	531,179
Non-Recourse Canada SPV facility	107,479	—	—	111,335	111,335
Senior Revolver	20,000	—	—	20,000	20,000

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

During the second quarter of 2019, Zibby completed an equity raising round at a value per share less than the value per share raised in prior raises. This round included additional investments from existing shareholders and investments by new investors and is considered indicative of the fair value of shares in Zibby. Accordingly, we recognized a $3.7 million impairment in our investment in Zibby to adjust it to market value. As of June 30, 2019, we owned approximately 30% of the outstanding shares of Zibby on a fully diluted basis. See Note 18 - "Subsequent Events" for information regarding additional investments in Zibby in July 2019.

The fair value of the 8.25% Senior Secured Notes was based on broker quotations. The fair values of the Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlements.

NOTE 9 – STOCKHOLDERS' EQUITY
In connection with the Company's initial public offering in December 2017, the underwriters had a 30-day option to purchase up to an additional 1.0 million shares of the Company's common stock at the initial public offering price, less the underwriting discount for over-allotments, if any. The underwriters exercised this option and purchased 1.0 million shares on January 5, 2018. The exercise of this option provided additional proceeds of $13.1 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the changes in stockholders' equity for the three and six months ended June 30, 2018 and 2019:

	Common Stock		Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
(dollars in thousands)	Shares Outstanding	Par Value
Balances at December 31, 2017	44,561,419	$8	$46,079	$3,988	$(42,939)	$7,136
Net income from continuing operations	—	—	—	24,913	—	24,913
Net loss from discontinued operations	—	—	—	(1,621)	—	(1,621)
Foreign currency translation adjustment	—	—	—	—	(2,910)	(2,910)
Cash flow hedge expiration	—	—	—	—	54	54
Share based compensation expense	—	—	1,842	—	—	1,842
Initial Public Offering, Net Proceeds (underwriter shares)	1,000,000	1	13,135	—	—	13,136
Balances at March 31, 2018	45,561,419	$9	$61,056	$27,280	$(45,795)	$42,550
Net income from continuing operations	—	—	—	18,718	—	18,718
Net loss from discontinued operations	—	—	—	(2,743)	—	(2,743)
Foreign currency translation adjustment	—	—	—	—	(6,754)	(6,754)
Cash flow hedge expiration	—	—	—	—	(439)	(439)
Share based compensation expense	—	—	1,478	—	—	1,478
Proceeds from exercise of stock options	209,132	—	39	—	—	39
Common stock issued for RSU's vesting	49,994	—	—	—	—	—
Balances at June 30, 2018	45,820,545	$9	$62,573	$43,255	$(52,988)	$52,849
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Common Stock		Paid-in capital	Treasury Stock	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
(dollars in thousands)	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$60,015	$—	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	2,172	—	—	—	2,172
Proceeds from exercise of stock options	7,888	—	40	—	—	—	40
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	(110)	—	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$62,117	$—	$18,983	$(44,365)	$36,744
Net income from continuing operations	—	—	—	—	17,667	—	17,667
Net income from discontinued operations	—	—	—	—	(834)	—	(834)
Foreign currency translation adjustment	—	—	—	—	—	3,635	3,635
Share based compensation expense	—	—	2,644	—	—	—	2,644
Proceeds from exercise of stock options	4,908	—	29	—	—	—	29
Purchase of shares under the stock repurchase program	(244,200)	—	—	(2,507)	—	—	(2,507)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	63,285	—	—	—	—	—	—
Balances at June 30, 2019	46,255,282	$9	$64,790	$(2,507)	$35,816	$(40,730)	$57,378
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from continuing operations	$17,667	$18,718	$46,340	$43,631
Net income (loss) from discontinued operations, net of tax	(834)	(2,743)	$7,541	$(4,364)
Net income	$16,833	$15,975	$53,881	$39,267

Weighted average common shares - basic	46,451	45,650	46,438	45,578
Dilutive effect of stock options and restricted stock units	656	2,346	897	2,179
Weighted average common shares - diluted	47,107	47,996	47,335	47,757

Basic income (loss) per share:
Continuing operations	$0.38	$0.41	$1.00	$0.96
Discontinued operations	(0.02)	(0.06)	0.16	(0.10)
Basic income per share	$0.36	$0.35	$1.16	$0.86

Diluted income (loss) per share:
Continuing operations	$0.38	$0.39	$0.98	$0.92
Discontinued operations	(0.02)	(0.06)	0.16	(0.10)
Diluted income per share	$0.36	$0.33	$1.14	$0.82

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating "Diluted earnings per share." For the three and six months ended June 30, 2019, there were 1.3 million and 1.2 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. There was no effect for the three and six months ended June 30, 2018.

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Cash paid for:
Interest	$34,678	$44,250
Income taxes	4,231	11,621
Non-cash investing activities:
Property and equipment accrued in accounts payable	$105	$595

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
The following table illustrates summarized financial information concerning reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Revenues by segment:
U.S.	$210,046	$190,126	$436,165	$394,719
Canada	54,254	47,043	106,074	93,293
Consolidated revenue	$264,300	$237,169	$542,239	$488,012
Gross margin by segment:
U.S.	$65,067	$64,048	$154,870	$155,392
Canada	16,114	13,300	31,808	27,802
Consolidated gross margin	$81,181	$77,348	$186,678	$183,194
Segment operating income:
U.S.	$17,029	$15,362	$48,224	$42,194
Canada	8,091	8,534	15,615	18,082
Consolidated operating profit	$25,120	$23,896	$63,839	$60,276
Expenditures for long-lived assets by segment:
U.S.	$2,568	$1,195	$4,998	$1,983
Canada	477	220	1,166	974
Consolidated expenditures for long-lived assets	$3,045	$1,415	$6,164	$2,957
The following table provides gross loans receivable by segment:

(dollars in thousands)	June 30, 2019	December 31, 2018
U.S.	$340,968	$361,473
Canada	268,625	210,058
Total gross loans receivable	$609,593	$571,531

The following table provides net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located:

(dollars in thousands)	June 30, 2019	December 31, 2018
U.S.	$44,209	$47,918
Canada	28,784	28,832
Total net long-lived assets	$72,993	$76,750

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 13 – CONTINGENT LIABILITIES
Securities Litigation

On December 5, 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662. On May 31, 2019, plaintiffs filed a consolidated complaint naming Doug Rippel, Chad Faulkner, Mike McKnight, Friedman Fleischer & Lowe Capital Partners II, L.P., FFL Executive Partners II, L.P., and FFL Parallel Fund II, L.P. as additional defendants. The complaint alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and that certain defendants also violated Section 20(a) of the Exchange Act as "control persons" of CURO. Plaintiffs purport to bring these claims on behalf of a class of investors who purchased Company common stock between April 27, 2018 and October 24, 2018.

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

The Company had operating lease costs of approximately $17.0 million for the period ended June 30, 2019. Some of the leases are with related parties and have terms similar to the non-related party leases previously described. Operating lease costs for unrelated third-party leases were $15.3 million and for related party leases were $1.7 million for the three months ended June 30, 2019.

During the six months ended June 30, 2019, cash paid for amounts included in the measurement of the liabilities and the operating cash flows were $17.4 million.

The following table summarizes the future minimum lease payments that the Company is contractually obligated to make under operating leases as of June 30, 2019:

(in thousands)	Third-Party	Related-Party	Total
2019	$15,517	$1,840	$17,357
2020	30,735	3,752	34,487
2021	30,344	3,852	34,196
2022	29,353	3,909	33,262
2023	25,280	3,616	28,896
Thereafter	44,277	10,883	55,160
Total	175,506	27,852	203,358
Less: Imputed interest	(45,852)	(8,663)	(54,515)
Operating lease liabilities	$129,654	$19,189	$148,843

As of June 30, 2019, the weighted average remaining lease term was 6.3 years, and the weighted average operating discount rate used to determine the operating lease liability was 10.3%.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 15 – DISCONTINUED OPERATIONS

On February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place their management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, the Company deconsolidated the U.K. Subsidiaries, which comprised the U.K. reportable operating segment, as of February 25, 2019 and classified them as Discontinued Operations for all periods presented.

Revenue and expenses related to discontinued operations included activity prior to the deconsolidation of the U.K. Subsidiaries effective February 25, 2019. For the six months ended June 30, 2019, "Loss on disposition" of $39.4 million included the non-cash effect of eliminating assets and liabilities of the U.K. Subsidiaries as of the date of deconsolidation, as well as the effect of cumulative currency exchange rate differences on the U.S. investment in the U.K.

In connection with the disposition of the U.K. Subsidiaries, the U.S. entity that owned the Company's interests in the U.K. Subsidiaries recognized a loss on investment. This loss resulted in an estimated U.S. federal and state income tax benefit of $46.6 million, which will be available to offset the Company's future U.S. federal and state income tax obligations. In the second quarter of 2019, the Company revised the estimate of the tax basis in the U.K. Subsidiaries, resulting in a $0.8 million reduction in the income tax benefit recorded in the first quarter of 2019.

The following table presents financial results of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019(1)	2018
Revenue	$—	$11,814	$6,957	$22,729
Provision for losses	—	5,639	1,703	9,787
Net revenue	—	6,175	5,254	12,942

Cost of providing services
Office	—	545	246	1,073
Other costs of providing services	—	125	61	1,094
Advertising	—	2,441	775	4,312
Total cost of providing services	—	3,111	1,082	6,479
Gross margin	—	3,064	4,172	6,463
Operating expense (income)
Corporate, district and other expenses	—	5,675	3,810	10,700
Interest income	—	(7)	(4)	(12)
Loss on disposition	—	—	39,414	—
Total operating expense	—	5,668	43,220	10,688
Pre-tax (loss) income from operations of discontinued operations	—	(2,604)	(39,048)	(4,225)
Income tax expense (benefit) related to disposition	834	139	(46,589)	139
Net income (loss) from discontinued operations	$(834)	$(2,743)	$7,541	$(4,364)
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the aggregate carrying amounts of the assets and liabilities of the U.K. Subsidiaries:

(in thousands)	June 30, 2019	December 31, 2018
ASSETS
Cash	$—	$9,859
Restricted cash	—	3,384
Gross loans receivable	—	25,256
Less: allowance for loan losses	—	(5,387)
Loans receivable, net	—	19,869
Prepaid expenses and other	—	1,482
Other	—	267
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$34,861
LIABILITIES
Accounts payable and accrued liabilities	$—	$8,136
Deferred revenue	—	180
Accrued interest	—	(5)
Deferred rent	—	149
Other long-term liabilities	—	422
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$8,882

The following table presents cash flows of the U.K. Subsidiaries:

	Six Months Ended June 30,
(in thousands)	2019(1)	2018
Net cash (used in) / provided by discontinued operating activities	$(504)	$5,458
Net cash used in discontinued investing activities	(14,213)	(14,349)
Net cash used in discontinued financing activities	—	—
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$68,354	$23,943	$—	$—	$—	$92,297
Restricted cash	16,198	2,695	14,819	—	—	33,712
Loans receivable, net	269,298	48,297	190,121	—	—	507,716
Right of use asset - operating leases	79,000	61,982	—	—	—	140,982
Deferred income taxes	(7,848)	—	—	10,485	—	2,637
Income taxes receivable	(470)	6,395	—	31,654	—	37,579
Prepaid expenses and other	23,038	7,203	—	—	—	30,241
Property and equipment, net	44,209	28,784	—	—	—	72,993
Goodwill	91,131	29,319	—	—	—	120,450
Other intangibles, net	8,420	22,237	—	—	—	30,657
Intercompany receivable	107,251	—	—	—	(107,251)	—
Investment in subsidiaries	—	—	—	(1,515)	1,515	—
Other	15,401	690	—	—	—	16,091
Total assets	$713,982	$231,545	$204,940	$40,624	$(105,736)	$1,085,355
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$44,667	$(1,166)	$15,020	$753	$—	$59,274
Deferred revenue	5,237	3,430	45	—	—	8,712
Lease liability - operating leases	86,685	62,158	—	—	—	148,843
Income taxes payable	(18,731)	—	—	18,731	—	—
Accrued interest	2	—	713	18,975	—	19,690
Payable to CURO Holdings Corp.	736,920	—	—	(736,920)	—	—
CSO liability for losses	9,504	—	—	—	—	9,504
Long-term debt	—	—	90,976	677,536	—	768,512
Intercompany payable	—	20,002	87,249	—	(107,251)	—
Other liabilities	7,999	595	—	—	—	8,594
Deferred tax liabilities	(4,171)	4,848	—	4,171	—	4,848
Total liabilities	868,112	89,867	194,003	(16,754)	(107,251)	1,027,977
Stockholder’s equity	(154,130)	141,678	10,937	57,378	1,515	57,378
Total liabilities and stockholder’s equity	$713,982	$231,545	$204,940	$40,624	$(105,736)	$1,085,355

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$210,046	$28,162	$26,092	$—	$—	$264,300
Provision for losses	92,552	6,344	13,114	—	—	112,010
Net revenue	117,494	21,818	12,978	—	—	152,290
Cost of providing services:
Salaries and benefits	17,422	8,664	—	—	—	26,086
Occupancy	8,033	5,899	—	—	—	13,932
Office	4,004	1,453	—	—	—	5,457
Other costs of providing services	11,789	1,065	—	—	—	12,854
Advertising	11,179	1,601	—	—	—	12,780
Total cost of providing services	52,427	18,682	—	—	—	71,109
Gross margin	65,067	3,136	12,978	—	—	81,181
Operating (income) expense:
Corporate, district and other expenses	30,766	6,422	(781)	2,631	—	39,038
Intercompany management fee	(3,237)	3,229	8	—	—	—
Interest expense	27	7	2,375	14,614	—	17,023
Intercompany interest (income) expense	(1,513)	890	623	—	—	—
Total operating expense	26,043	10,548	2,225	17,245	—	56,061
Income (loss) from continuing operations before income taxes	39,024	(7,412)	10,753	(17,245)	—	25,120
Provision (benefit) for income tax expense	9,591	1,094	—	(3,232)	—	7,453
Net income (loss) from continuing operations	29,433	(8,506)	10,753	(14,013)	—	17,667
Net loss on discontinued operations	—	(834)	—	—	—	(834)
Net (loss) income	29,433	(9,340)	10,753	(14,013)	—	16,833
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	30,846	(30,846)	—
Guarantor Subsidiaries	29,433	—	—	—	(29,433)	—
Non-Guarantor Subsidiaries	(9,340)	—	—	—	9,340	—
SPV Subs	10,753	—	—	—	(10,753)	—
Net income (loss) attributable to CURO	$60,279	$(9,340)	$10,753	$16,833	$(61,692)	$16,833

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$118,034	$47,043	$72,092	$—	$237,169	$—	$—	$237,169
Provision for losses	—	—	46,320	14,360	25,667	—	86,347	—	—	86,347
Net revenue	—	—	71,714	32,683	46,425	—	150,822	—	—	150,822
Cost of providing services:
Salaries and benefits	—	—	18,070	8,838	—	—	26,908	—	—	26,908
Occupancy	—	—	7,643	5,677	—	—	13,320	—	—	13,320
Office	—	—	4,247	1,285	—	—	5,532	—	—	5,532
Other store operating expenses	—	—	11,254	881	466	—	12,601	—	—	12,601
Advertising	—	—	12,409	2,704	—	—	15,113	—	—	15,113
Total cost of providing services	—	—	53,623	19,385	466	—	73,474	—	—	73,474
Gross Margin	—	—	18,091	13,298	45,959	—	77,348	—	—	77,348
Operating (income) expense:
Corporate, district and other expenses	458	18	25,383	4,759	46	—	30,664	2,316	—	32,980
Intercompany management fee	—	—	(6,920)	3,281	3,639	—	—	—	—	—
Interest expense	16,585	—	(60)	7	3,940	—	20,472	—	—	20,472
Intercompany interest (income) expense	—	(904)	(180)	1,084	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—	—
Total operating expense	17,043	(886)	18,223	9,131	7,625	—	51,136	2,316	—	53,452
(Loss) income from continuing operations before income taxes	(17,043)	886	(132)	4,167	38,334	—	26,212	(2,316)	—	23,896
(Benefit) provision for income tax expense	(5,418)	13,668	(4,458)	1,962	—	—	5,754	(576)	—	5,178
Net (loss) income from continuing operations	(11,625)	(12,782)	4,326	2,205	38,334	—	20,458	(1,740)	—	18,718
Net loss from discontinued operations	—	—	—	(2,743)	—	—	(2,743)	—	—	(2,743)
Net (loss) income	(11,625)	(12,782)	4,326	(538)	38,334	—	17,715	(1,740)	—	15,975
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	20,458	(20,458)	—
CURO Intermediate	(12,782)	—	—	—	—	12,782	—	—	—	—
Guarantor Subsidiaries	4,326	—	—	—	—	(4,326)	—	—	—	—
Non-Guarantor Subsidiaries	2,205	—	—	—	—	(2,205)	—	—	—	—
SPV Subs	38,334	—	—	—	—	(38,334)	—	—	—	—
Net income (loss) attributable to CURO	$20,458	$(12,782)	$4,326	$(538)	$38,334	$(32,083)	$17,715	$18,718	$(20,458)	$15,975

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$436,165	$54,936	$51,138	$—	$—	$542,239
Provision for losses	177,532	10,443	26,420	—	—	214,395
Net revenue	258,633	44,493	24,718	—	—	327,844
Cost of providing services:
Salaries and benefits	37,373	17,414	—	—	—	54,787
Occupancy	16,043	12,126	—	—	—	28,169
Office	7,893	2,677	—	—	—	10,570
Other costs of providing services	24,921	2,153	—	—	—	27,074
Advertising	17,533	3,033	—	—	—	20,566
Total cost of providing services	103,763	37,403	—	—	—	141,166
Gross margin	154,870	7,090	24,718	—	—	186,678
Operating (income) expense:
Corporate, district and other expenses	72,304	11,604	(755)	4,973	—	88,126
Intercompany management fee	(6,300)	6,284	16	—	—	—
Interest expense	317	79	5,265	29,052	—	34,713
Intercompany interest (income) expense	(2,393)	1,770	623	—	—	—
Total operating expense	63,928	19,737	5,149	34,025	—	122,839
Income (loss) from continuing operations before income taxes	90,942	(12,647)	19,569	(34,025)	—	63,839
Provision (benefit) for income tax expense	23,610	2,129	—	(8,240)	—	17,499
Net income (loss) from continuing operations	67,332	(14,776)	19,569	(25,785)	—	46,340
Net loss on discontinued operations	—	7,541	—	—	—	7,541
Net (loss) income	67,332	(7,235)	19,569	(25,785)	—	53,881
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	79,666	(79,666)	—
Guarantor Subsidiaries	67,332	—	—	—	(67,332)	—
Non-Guarantor Subsidiaries	(7,235)	—	—	—	7,235	—
SPV Subs	19,569	—	—	—	(19,569)	—
Net income (loss) attributable to CURO	$146,998	$(7,235)	$19,569	$53,881	$(159,332)	$53,881

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$246,442	$93,293	$148,277	$—	$488,012	$—	$—	$488,012
Provision for losses	—	—	82,089	26,910	54,231	—	163,230	—	—	163,230
Net revenue	—	—	164,353	66,383	94,046	—	324,782	—	—	324,782
Cost of providing services:
Salaries and benefits	—	—	36,089	17,737	—	—	53,826	—	—	53,826
Occupancy	—	—	15,289	11,458	—	—	26,747	—	—	26,747
Office	—	—	9,830	2,155	—	—	11,985	—	—	11,985
Other store operating expenses	—	—	23,284	1,801	947	—	26,032	—	—	26,032
Advertising	—	—	17,568	5,430	—	—	22,998	—	—	22,998
Total cost of providing services	—	—	102,060	38,581	947	—	141,588	—	—	141,588
Gross Margin	—	—	62,293	27,802	93,099	—	183,194	—	—	183,194
Operating (income) expense:
Corporate, district and other expenses	906	25	53,375	9,656	76	—	64,038	4,371	—	68,409
Intercompany management fee	—	—	(13,822)	6,775	7,047	—	—	—	—	—
Interest expense	34,907	—	(172)	64	8,027	—	42,826	—	—	42,826
Intercompany interest (income) expense	—	(1,784)	(259)	2,043	—	—	—	—	—	—
Loss on extinguishment of debt	11,683	—	—	—	—	—	11,683	—	—	11,683
Total operating expense	47,496	(1,759)	39,122	18,538	15,150	—	118,547	4,371	—	122,918
(Loss) income from continuing operations before income taxes	(47,496)	1,759	23,171	9,264	77,949	—	64,647	(4,371)	—	60,276
(Benefit) provision for income tax expense	(12,259)	32,165	(6,043)	3,891	—	—	17,754	(1,109)	—	16,645
Net (loss) income from continuing operations	(35,237)	(30,406)	29,214	5,373	77,949	—	46,893	(3,262)	—	43,631
Net loss from discontinued operations	—	—	—	(4,364)	—	—	(4,364)	—	—	(4,364)
Net (loss) income	(35,237)	(30,406)	29,214	1,009	77,949	—	42,529	(3,262)	—	39,267
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	42,529	(42,529)	—
CURO Intermediate	(30,406)	—	—	—	—	30,406	—	—	—	—
Guarantor Subsidiaries	29,214	—	—	—	—	(29,214)	—	—	—	—
Non-Guarantor Subsidiaries	1,009	—	—	—	—	(1,009)	—	—	—	—
SPV Subs	77,949	—	—	—	—	(77,949)	—	—	—	—
Net income (loss) attributable to CURO	$42,529	$(30,406)	$29,214	$1,009	$77,949	$(77,766)	$42,529	$39,267	$(42,529)	$39,267

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities
Net cash provided by (used in) continuing operating activities	$204,323	$10,929	$93,690	$1,833	$1,544	$312,319
Net cash used in discontinued operating activities	—	(504)	—	—	—	(504)
Cash flows from investing activities:
Purchase of property, equipment and software	(4,998)	(1,166)	—	—	—	(6,164)
Investment in Cognical Holdings	(4,368)	—	—	—	—	(4,368)
Originations of loans, net	(142,871)	(3,227)	(71,101)	—	—	(217,199)
Net cash (used in) provided by continuing investing activities	(152,237)	(4,393)	(71,101)	—	—	(227,731)
Net cash used in discontinued investing activities	—	(14,213)	—	—	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility	—	—	—	—	—	—
Payments on Non-Recourse U.S. SPV facility	—	—	—	—	—	—
Proceeds from Non-Recourse Canada SPV facility	—	—	3,750	—	—	3,750
Payments on Non-Recourse Canada SPV facility	—	—	(24,752)	—	—	(24,752)
Proceeds from revolving credit facilities	30,000	38,002	—	—	—	68,002
Payments on revolving credit facilities	(50,000)	(38,002)	—	—	—	(88,002)
Payments on subordinated stockholder debt	—	(2,245)	—	—	—	(2,245)
Proceeds from exercise of stock options	69	—	—	(42)	—	27
Debt issuance costs paid	—	—	(169)	(29)	—	(198)
Repurchase of common stock	—	—	—	(1,762)	—	(1,762)
Net cash used in provided by financing activities (1)	(19,931)	(2,245)	(21,171)	(1,833)	—	(45,180)

Effect of exchange rate changes on cash and restricted cash	—	2,444	561	—	(1,544)	1,461
Net increase (decrease) in cash and restricted cash	32,155	(7,982)	1,979	—	—	26,152
Cash and restricted cash at beginning of period	52,397	34,620	12,840	—	—	99,857
Cash at end of period	$84,552	$26,638	$14,819	$—	$—	$126,009
(1) Financing activities include continuing operations only and were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities:
Net cash provided (used) in continuing operating activities	$87,848	$—	$38,259	$53,104	$67,767	$12,305	$259,283	$(12,550)	$246,733
Net cash provided by (used in) discontinued operating activities	—	—	—	14,225	—	(8,767)	5,458	—	5,458
Net cash provided by (used in) operating activities	87,848	—	38,259	67,329	67,767	3,538	264,741	(12,550)	252,191
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(1,983)	(974)	—	—	(2,957)	—	(2,957)
Originations of loans, net	—	—	(84,640)	(48,795)	(61,201)	—	(194,636)	—	(194,636)
Investment in Cognical Holdings	(958)	—	—	—	—	—	(958)	—	(958)
Net cash (used in) provided by continuing investing activities	(958)	—	(86,623)	(49,769)	(61,201)	—	(198,551)	—	(198,551)
Net cash provided by (used in) discontinued investing activities	—	—	—	(14,349)	—	—	(14,349)	—	(14,349)
Net cash provided by (used in) investing activities	(958)	—	(86,623)	(64,118)	(61,201)	—	(212,900)	—	(212,900)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility	—	—	—	—	13,000	—	13,000	—	13,000
Payments on Non-Recourse U.S. SPV facility	—	—	—	—	(19,163)	—	(19,163)	—	(19,163)
Proceeds from revolving credit facilities	10,000	—	—	8,798	—	—	18,798	—	18,798
Payments on revolving credit facilities	(10,000)	—	—	(8,798)	—	—	(18,798)	—	(18,798)
Net proceeds from issuance of common stock	—	—	—	—	—	—	—	12,431	12,431
Proceeds from exercise of stock options	—	—	—	—	—	—	—	39	39
Payments on 12.00% Senior Secured Notes	(77,500)	—	—	—	—	—	(77,500)	—	(77,500)
Payments of call premiums from early debt extinguishments	(9,300)	—	—	—	—	—	(9,300)	—	(9,300)
Debt issuance costs paid	(90)	—	—	(78)	—	—	(168)	—	(168)
Net cash (used in) provided by financing activities (1)	(86,890)	—	—	(78)	(6,163)	—	(93,131)	12,470	(80,661)

Effect of exchange rate changes on cash	—	—	—	(651)	—	(3,538)	(4,189)	—	(4,189)
Net (decrease) increase in cash and restricted cash	—	—	(48,364)	2,482	403	—	(45,479)	(80)	(45,559)
Cash and restricted cash at beginning of period	—	—	119,056	48,484	6,871	—	174,411	80	174,491
Cash and restricted cash at end of period	—	—	70,692	50,966	7,274	—	128,932	—	128,932
Less: Cash and restricted cash at end of period of Discontinued Operations	—	—	—	12,460	—	—	12,460	—	12,460
Cash and restricted cash at end of period of Continuing Operations	$—	$—	$70,692	$38,506	$7,274	$—	$116,472	$—	$116,472

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 17 – SHARE REPURCHASE PROGRAM

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, will continue until completed or terminated. CURO expects the purchases to be made from time-to-time in the open market, in privately negotiated transactions or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans or other corporate purposes.

Under this program, the Company has repurchased 244,200 shares of common stock through June 30, 2019. The table below summarizes share repurchase activity during the three and six months ended June 30, 2019:

Six Months Ended June 30,
(in thousands, except per share amounts and number of share amounts)	2019
Total number of shares repurchased	244,200
Average price paid per share	$10.26
Total value of shares repurchased	$2,507

Total authorized repurchase amount	$50,000
Total value of shares repurchased	2,507
Total remaining authorized repurchase amount	$47,493

NOTE 18 – SUBSEQUENT EVENTS

Cognical Investment

During July 2019, as part of the broader capital structure reorganization by the investee company described in Note 1 - "Summary of Significant Accounting Policies and Nature of Operations" and Note 8 - "Financial Instruments", the Company purchased 10,695,187 additional preferred shares of Zibby for $4.0 million. As a result of this transaction, the Company's fully-diluted ownership in Zibby increased to 42.3%.

Share Repurchase Program

The Company repurchased 989,500 shares from July 1, 2019 through August 2, 2019:

July 1 - August 2
(in thousands, except per share amounts and number of share amounts)	2019
Total number of shares repurchased	989,500
Average price paid per share	$10.85
Total value of shares repurchased	$10,731

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our Annual Report on Form 10-K for

the year ended December 31, 2018 filed with the Securities and Exchange Commissions (the "SEC") on March 18, 2019 ("the "2018 Form 10-K") for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our growth has been fueled by acquisitions in the U.S. and Canada, as well as organically, including the launch of new brands. Recent brand launches include the March 2016 launch of LendDirect, a primarily online Installment and Open-End brand in Alberta, Canada, the June 2017 launch of Avio Credit, an online Installment and Open-End Loan brand in the U.S. market that is currently available in 11 states, and the February 2019 launch of Revolve Finance, discussed immediately below.

Recent Developments

Revolve Finance. In February 2019, we launched Revolve Finance, sponsored by Republic Bank of Chicago, which is being introduced across the Company's U.S. stores. This product provides customers a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection.

Share Repurchase Program. Our Board of Directors authorized a share repurchase program in April 2019 providing for the repurchase of up to $50.0 million of our common stock. The repurchase program, which commenced June 2019, will continue until completed or terminated. We expect the purchases to be made from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. Under this program, the Company has repurchased 244,200 shares of common stock through June 30, 2019.

Credit facilities. For recent developments related to our Senior Secured Notes, SPV facilities and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

U.K. Developments. On February 25, 2019, we announced that a proposed Scheme of Arrangement ("SOA"), as described in our Current Report on Form 8-K filed with the SEC on January 31, 2019, related to Curo Transatlantic Limited and SRC Transatlantic Limited (collectively the "U.K. Subsidiaries"), would not be implemented. We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the boards of directors of our U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as administrators ("Administrators") for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. As a result, we deconsolidated the U.K. Subsidiaries as of February 25, 2019 and presented the U.K. Subsidiaries as Discontinued Operations in this Quarterly Report on Form 10-Q ("Form 10-Q").

In our Current Report on Form 8-K filed with the SEC on January 31, 2019, our results of operations included a $30.3 million expense comprised of (i) a proposed $23.6 million fund to settle historical redress claims and (ii) $6.7 million in advisory and other costs that would be required to execute the SOA. We subsequently concluded that pursuant to ASC 450, Contingencies, the SOA did not represent an estimate of loss for the redress loss contingency but instead was offered in ongoing negotiation of a potential compromised settlement with creditors. Therefore, the settlement offered through the SOA did not meet the recognition threshold pursuant to ASC 450 and should not have been accrued as a contingent liability for customer redress claims as of December 31, 2018. Our Current Report on Form 8-K filed with the SEC on March 1, 2019 appropriately included $4.6 million of fourth quarter 2018 redress costs and related charges which represented known claims as of December 31, 2018. See "Controls and Procedures" in our 2018 Form 10-K for further discussion.

Refer to the “Regulatory Environment and Compliance” below for additional information regarding recent regulatory developments that may impact our business.

Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

Year-over-year comparisons for Open-End were affected by the Q1 2019 Open-End Loss Recognition Change. Throughout this Form 10-Q, we do not include information for our U.K. Subsidiaries as they were discontinued in February 2019.

The following tables summarize revenue by product, including fees for credit services organization ("CSO"), for the periods indicated.

	For the Three Months Ended
	June 30, 2019			June 30, 2018
(in thousands, unaudited)	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$120,482	$1,630	$122,112	$111,244	$3,692	$114,936
Secured Installment	26,076	—	26,076	25,777	—	25,777
Open-End	32,318	22,654	54,972	23,261	3,961	27,222
Single-Pay	26,425	19,103	45,528	24,978	33,347	58,325
Ancillary	4,745	10,867	15,612	4,866	6,043	10,909
Total revenue	$210,046	$54,254	$264,300	$190,126	$47,043	$237,169

During the three months ended June 30, 2019, total revenue grew $27.1 million, or 11.4%, to $264.3 million, compared to the prior-year period, predominantly driven by growth in Unsecured Installment loans in the U.S. and Open-End loans in both countries. Geographically, total revenue in the U.S. and Canada grew 10.5% and 15.3%, respectively. From a product perspective, Unsecured Installment revenues rose 6.2%, driven by related loan growth while Secured Installment revenues and related receivables were consistent year-over-year. Year-over-year Canadian Single-Pay usage and product profitability were negatively impacted by regulatory changes in Ontario effective July 1, 2018 and the strategic transition of qualifying customers to Open-End loans. Open-End revenues rose 101.9% on organic growth in legacy states and the newer Virginia market in the U.S. Open-End loan growth in Canada was driven primarily by the introduction of Open-End loans in Ontario during the third quarter of 2018. Open-End loans in Canada grew $35.1 million, or 19.1%, sequentially (defined within this Form 10-Q as the change from the first quarter of 2019 to the second quarter of 2019, or comparable periods for 2018 sequential metrics). Single-Pay loan balances stabilized in Canada sequentially. Ancillary revenues increased 43.1% versus the same quarter a year ago, primarily due to the sale of insurance products to Installment and Open-End loan customers in Canada.

	For the Six Months Ended
	June 30, 2019			June 30, 2018
(in thousands, unaudited)	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$254,485	$3,405	$257,890	$231,720	$8,595	$240,315
Secured Installment	53,553	—	53,553	52,633	—	52,633
Open-End	64,911	42,930	107,841	49,095	5,350	54,445
Single-Pay	53,593	38,696	92,289	51,043	67,639	118,682
Ancillary	9,623	21,043	30,666	10,228	11,709	21,937
Total revenue	$436,165	$106,074	$542,239	$394,719	$93,293	$488,012

For the six months ended June 30, 2019, total revenue grew $54.2 million, or 11.1%, to $542.2 million, compared to the prior-year period, predominantly driven by growth in Unsecured Installment loans in the U.S. and Open-End loans in both countries. Geographically, total revenue in the U.S. and Canada grew 10.5% and 13.7%, respectively. From a product perspective, Unsecured Installment revenues rose 7.3%, driven by related loan growth while Secured Installment revenues and related receivables were consistent year-over-year. Year-over-year Canadian Single-Pay usage and product profitability were negatively impacted by regulatory changes in Ontario effective July 1, 2018 and the strategic transition of qualifying customers to Open-End loans. Open-End revenues rose 98.1% on organic growth in legacy states and the newer Virginia market in the U.S. Open-End loan growth in Canada was driven primarily by the introduction of Open-End loans in Ontario during the third quarter of 2018. Ancillary revenues increased 39.8% versus the same quarter a year ago, primarily due to the sale of insurance to Installment and Open-End loan customers in Canada.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer for the periods indicated:
For the three months ended June 30, 2019 and 2018, revenue generated through our online channel was 44% and 40%, respectively, of consolidated revenue.

For the six months ended June 30, 2019 and 2018, revenue generated through our online channel was 45% and 41%, respectively, of consolidated revenue.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable increased from the prior-year quarter due to growth in the U.S., primarily in California and Texas. Unsecured Installment gross combined loans receivable grew $3.1 million, or 1.4%, compared to June 30, 2018, despite a decline in Canada of $9.1 million due to mix shift to Open-End loans. In the U.S., Unsecured Installment gross combined loans receivable increased 6.0% year-over-year. Unsecured Installment loans Guaranteed by the Company declined $1.3 million year-over-year due to a regulatory change in Ohio and the subsequent conversion of Ohio CSO volume to Company-Owned loans, partially offset by growth in Texas.

The net charge-off ("NCO") rate for Company Owned Unsecured Installment gross loans receivables in the second quarter of 2019 increased approximately 281 bps from the second quarter of 2018, due to geographic mix shift from Canada to the U.S. and increases in U.S. NCO rates due to product and credit policy decisions. Canada Unsecured Installment balances declined

$9.1 million compared to the prior year due to shifting customer preferences from Unsecured Installment to Open-End, while U.S. balances grew $13.5 million due to customer demand. As a result, the U.S. percentage mix of total Company Owned Unsecured Installment gross loans receivable rose from 85.4% last year to 91.3% this year. NCO rates in the U.S. are higher than Canada, so the relative growth in the U.S. balances resulted in an overall increase in the consolidated NCO rate for Company Owned Unsecured Installment loans. In addition, the NCO rate in the U.S. rose from 18.6% in the second quarter of 2018 to 21.3% in the second quarter of 2019 due primarily to credit-line increases and expansion of the Avio brand. As an immature portfolio, Avio has higher relative NCO rates.

The Unsecured Installment Allowance for loan losses as a percentage of Company Owned Unsecured Installment gross loans receivable ("allowance coverage") increased sequentially from 20.8% as of March 31, 2019, to 21.4% as of June 30, 2019, primarily as a result of related higher NCO rates as the past due rate rose only 60 bps versus the same quarter a year ago.

NCO rates for Unsecured Installment loans Guaranteed by the Company increased 150 bps compared to the same quarter in 2018 because of credit-line increases and wind down of the Ohio portfolio. The CSO liability for losses remained consistent sequentially from 14.4% last quarter to 14.5% during the second quarter of 2019, as the past-due rate was flat versus the second quarter of last year.

	2019		2018
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Unsecured Installment loans:
Revenue - Company Owned	$59,814	$65,542	$69,748	$64,146	$54,868
Provision for losses - Company Owned	33,514	33,845	39,565	32,946	23,219
Net revenue - Company Owned	$26,300	$31,697	$30,183	$31,200	$31,649
Net charge-offs - Company Owned	$31,970	$37,919	$37,951	$27,308	$26,527
Revenue - Guaranteed by the Company	$62,298	$70,236	$75,559	$73,514	$60,069
Provision for losses - Guaranteed by the Company	28,336	27,422	37,352	39,552	26,974
Net revenue - Guaranteed by the Company	$33,962	$42,814	$38,207	$33,962	$33,095
Net charge-offs - Guaranteed by the Company	$27,486	$30,421	$38,522	$37,995	$25,667
Unsecured Installment gross combined loans receivable:
Company Owned	$164,722	$161,716	$190,403	$185,130	$160,285
Guaranteed by the Company (1)(2)	65,055	59,740	77,451	75,807	66,351
Unsecured Installment gross combined loans receivable (1)(2)	$229,777	$221,456	$267,854	$260,937	$226,636
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned	$163,219	$176,060	$187,767	$172,708	$158,121
Average Unsecured Installment gross loans receivable - Guaranteed by the Company	$62,398	$68,596	$76,629	$71,079	$60,342
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (3)	$35,223	$33,666	$37,716	$36,160	$30,291
Unsecured Installment CSO liability for losses (3)	$9,433	$8,584	$11,582	$12,750	$11,193
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	21.4%	20.8%	19.8%	19.5%	18.9%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans guaranteed by the Company	14.5%	14.4%	15.0%	16.8%	16.9%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$38,037	$40,801	$49,087	$49,637	$36,125
Unsecured Installment gross loans guaranteed by the Company	$10,087	$7,967	$11,708	$12,120	$10,319
Past-due Unsecured Installment gross loans receivable -- percentage (2)	23.1%	25.2%	25.8%	26.8%	22.5%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	15.5%	13.3%	15.1%	16.0%	15.6%
Unsecured Installment other information:
Originations - Company Owned	$102,792	$78,515	$114,182	$121,415	$114,038
Originations - Guaranteed by the Company (1)	$80,445	$68,899	$89,319	$91,828	$84,082
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	20.3%	20.9%	20.8%	17.8%	14.5%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	43.6%	45.9%	48.2%	52.2%	40.7%
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

Secured Installment Loans

Secured Installment revenue and related gross combined loans receivable balances as of June 30, 2019 remained consistent year-over-year. Both the NCO and past-due rates decreased modestly year-over-year. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable decreased sequentially from 11.9% last quarter to 11.5% during the second quarter of 2019, based primarily on NCO rate improvement.

	2019		2018
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Secured Installment loans:
Revenue	$26,076	$27,477	$29,482	$28,562	$25,777
Provision for losses	7,821	7,080	12,035	10,188	7,650
Net revenue	$18,255	$20,397	$17,447	$18,374	$18,127
Net charge-offs	$7,630	$9,822	$11,132	$9,285	$9,003
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$87,718	$83,087	$95,922	$94,194	$87,434
Average Secured Installment gross combined loans receivable	$85,403	$89,505	$95,058	$90,814	$84,984
Secured Installment Allowance for loan losses and CSO liability for losses (2)	$10,067	$9,874	$12,616	$11,714	$10,812
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	11.5%	11.9%	13.2%	12.4%	12.4%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$14,570	$13,866	$17,835	$17,754	$15,246
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (1)	16.6%	16.7%	18.6%	18.8%	17.4%
Secured Installment other information:
Originations (3)	$49,051	$33,490	$49,217	$51,742	$53,597
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	8.9%	8.5%	12.5%	10.8%	8.7%
(1) Non-GAAP measure - Refer to "Non-GAAP Financial Measures" for further details.
(2) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO liability for losses is reported as a liability on the Condensed Consolidated Balance Sheets.
(3) Includes loans originated by third-party lenders through CSO programs, which are not included in the Condensed Consolidated Financial Statements.

Open-End Loans

Open-End loan balances as of June 30, 2019 increased by $192.3 million compared to June 30, 2018, primarily due to the launch of Open-End loans in Canada in late 2017, which accounted for $167.9 million of the year-over-year growth. Also, the Q1 2019 Open-End Loss Recognition Change affected comparability with the inclusion of $35.4 million of past-due Open-End loans as of June 30, 2019. Open-End balances in Canada grew $35.1 million sequentially from the first quarter of 2019 ($30.8 million on a constant currency basis) due to organic growth of the product. Remaining year-over-year loan growth was driven by the organic growth in seasoned markets, such as Tennessee and Kansas, and the relatively new Virginia market.

The Open-End NCO rate during the second quarter of 2019 was 9.6% compared to 16.7% in the same quarter in the prior year, as a result of a modest improvement in the U.S. and overall mix shift to Canada. NCO rates are lower in Canada, and Open-End loans in Canada comprised 77.4% of total Open-End loans as of June 30, 2019, compared to 56.4% as of June 30, 2018. Sequentially, on a non-GAAP pro forma basis, as described below, NCO rates improved 170 bps, primarily on portfolio improvements in Canada.

Q1 2019 Open-End Loss Recognition Change

Effective January 1, 2019, we modified the timeframe in which we charge-off Open-End loans and made related refinements to our loss provisioning methodology. Prior to January 1, 2019, we deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past due. Because of our continuing shift to Open-End loans in Canada and our analysis of payment patterns on early-stage versus late-stage delinquencies, we revised our estimates and now consider Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate and applied prospectively beginning January 1, 2019.

The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of June 30, 2019 include $35.4 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past-due loans.

•
Revenues: for the quarter ended June 30, 2019, gross revenues include interest earned on past-due loan balances of approximately $12 million, while revenues in prior-year periods do not include comparable amounts. Gross revenue for the six-month ended June 30, 2019 included interest earned on past-due loan balances of approximately $21 million.

•
Provision for Losses: prospectively, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by NCOs (total charge-offs less total recoveries) plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 18.3% at June 30, 2019 compared to 10.7% in the same prior-year period.

The following table reports 2019 Open-End loan performance including the effect of the Q1 2019 Open-End Loss Recognition Change:

	2019		2018
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Open-End loans:
Revenue	$54,972	$52,869	$47,228	$40,290	$27,222
Provision for losses	29,373	25,317	28,337	31,686	14,848
Net revenue	$25,599	$27,552	$18,891	$8,604	$12,374
Net charge-offs (1)	$25,151	$(1,521)	$25,218	$23,579	$11,924
Open-End gross loan balances:
Open-End gross loans receivable	$283,311	$240,790	$207,333	$184,067	$91,033
Average Open-End gross loans receivable	$262,051	$224,062	$195,700	$137,550	$71,299
Open-End allowance for loan losses:
Allowance for loan losses	$51,717	$46,963	$19,901	$18,013	$9,717
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	18.3%	19.5%	9.6%	9.8%	10.7%
Open-End past-due balances:
Open-End past-due gross loans receivable	$35,395	$32,444	$—	$—	$—
Past-due Open-End gross loans receivable - percentage	12.5%	13.5%	—%	—%	—%
(1) Excluding the impact of the Q1 2019 Open-End Loss Recognition Change, NCOs for the first quarter 2019 were $31,788.

In addition, the following table illustrates, on a non-GAAP pro forma basis, the first and second quarter of 2019 results as if the Q1 2019 Open-End Loss Recognition Change had been applied to our outstanding Open-End loan portfolio as of December 31, 2018. This table is illustrative of retrospective application to determine the NCOs that would have been incurred in the first and second quarters of 2019 from the December 31, 2018 loan book. The primary purpose of this pro forma illustration is to provide a representative level of NCO rates from applying the Q1 2019 Open-End Loss Recognition Change.

Pro Forma	2019	2019
(dollars in thousands, unaudited)	Second Quarter	First Quarter
Open-End loans:
Revenue	$54,972	$52,869
Provision for losses	29,373	25,317
Net revenue	$25,599	$27,552
Net charge-offs	$29,648	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$283,311	$240,790
Average Open-End gross loans receivable	$262,051	$245,096
Net-charge offs as a percentage of average gross loans receivable	11.3%	13.0%
Open-End allowance for loan losses:
Allowance for loan losses	$51,717	$46,963
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	18.3%	19.5%
Open-End past-due balances:
Open-End past-due gross loans receivable	$35,395	$32,444
Past-due Open-End gross loans receivable - percentage	12.5%	13.5%

Single-Pay

Single-Pay revenue and related loans receivable during the three months ended June 30, 2019 declined year-over-year compared to the three months ended June 30, 2018, primarily due to regulatory changes in Canada (rate and product changes in Ontario and British Columbia) that accelerated the shift to Open-End loans. The aforementioned Open-End growth in Canada ($167.9 million year-over-year), in part, contributed to the decrease in Single-Pay loan balances, which shrank year-over-year by $12.2 million. The Single-Pay NCO rate remained consistent year-over-year.

	2019		2018
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Single-pay loans:
Revenue	$45,528	$46,761	$49,696	$50,614	$58,325
Provision for losses	12,446	8,268	12,825	12,757	13,101
Net revenue	$33,082	$38,493	$36,871	$37,857	$45,224
Net charge-offs	$11,458	$8,610	$11,838	$12,892	$12,976
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$76,126	$69,753	$80,823	$77,390	$84,665
Average Single-Pay gross loans receivable	$72,940	$75,288	$79,107	$81,028	$83,353
Single-Pay Allowance for loan losses	$4,941	$3,897	$4,189	$3,293	$3,604
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	6.5%	5.6%	5.2%	4.3%	4.3%

Gross Combined Loans Receivable

The following table summarizes Company Owned gross loans receivable, a GAAP-basis balance sheet measure, and reconciles it to gross combined loans receivable, a non-GAAP measure(1), including loans originated by third-party lenders through CSO programs, which are not included in our Condensed Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the unaffiliated lender:

	As of
(in millions, unaudited)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Company Owned gross loans receivable	$609.6	$553.2	$571.5	$537.8	$420.6
Gross loans receivable Guaranteed by the Company	67.3	61.9	80.4	78.8	69.2
Gross combined loans receivable (1)	$676.9	$615.1	$651.9	$616.6	$489.8
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product are presented below (year-over-year sequential comparisons for Open-End are affected by the Q1 2019 Open-End Loss Recognition Change):

Gross combined loans receivable increased $187.1 million, or 38.1%, to $676.9 million as of June 30, 2019 from $489.8 million as of June 30, 2018. Geographically, gross combined loans receivable grew 11.0% and 120.1%, respectively, in the U.S. and Canada, explained further by product in the following sections.

Results of Operations - CURO Group Consolidated Operations
Condensed Consolidated Statements of Operations

(in thousands, unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$264,300	$237,169	$27,131	11.4%	$542,239	$488,012	$54,227	11.1%
Provision for losses	112,010	86,347	25,663	29.7%	214,395	163,230	51,165	31.3%
Net revenue	152,290	150,822	1,468	1.0%	327,844	324,782	3,062	0.9%
Advertising costs	12,780	15,113	(2,333)	(15.4)%	20,566	22,998	(2,432)	(10.6)%
Non-advertising costs of providing services	58,329	58,361	(32)	(0.1)%	120,600	118,590	2,010	1.7%
Total cost of providing services	71,109	73,474	(2,365)	(3.2)%	141,166	141,588	(422)	(0.3)%
Gross margin	81,181	77,348	3,833	5.0%	186,678	183,194	3,484	1.9%

Operating expense
Corporate, district and other expenses	39,038	32,980	6,058	18.4%	88,126	68,409	19,717	28.8%
Interest expense	17,023	20,472	(3,449)	(16.8)%	34,713	42,826	(8,113)	(18.9)%
Loss on extinguishment of debt	—	—	—	#	—	11,683	(11,683)	#
Total operating expense	56,061	53,452	2,609	4.9%	122,839	122,918	(79)	(0.1)%
Income from continuing operations before income taxes	25,120	23,896	1,224	5.1%	63,839	60,276	3,563	5.9%
Provision for income taxes	7,453	5,178	2,275	43.9%	17,499	16,645	854	5.1%
Net income from continuing operations	17,667	18,718	(1,051)	(5.6)%	46,340	43,631	2,709	6.2%
Net income (loss) from discontinued operations, net of tax	(834)	(2,743)	1,909	(69.6)%	7,541	(4,364)	11,905	#
Net income	$16,833	$15,975	$858	5.4%	$53,881	$39,267	$14,614	37.2%

For the three months ended June 30, 2019 and 2018
Revenue and Net Revenue
Revenue increased $27.1 million, or 11.4%, to $264.3 million for the three months ended June 30, 2019 from $237.2 million for the three months ended June 30, 2018. Revenue for the three months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $12 million from the Q1 2019 Open-End Loss Recognition Change, offset by a higher provision rate and the higher allowance discussed further below. U.S. revenue increased 10.5% driven by volume growth. Canadian revenue increased 15.3% (19.5% on a constant currency basis), as volume growth offset yield compression from negative regulatory impacts on Single-Pay loan rates and the significant product mix-shift to Open-End loans.

Provision for losses increased $25.7 million, or 29.7%, to $112.0 million for the three months ended June 30, 2019, from $86.3 million for the three months ended June 30, 2018, primarily due to changes in the allowance coverage in the second quarter of 2018. The second quarter of 2018 included $11.0 million of provision benefit from changes in allowance coverage rates whereas the second quarter of 2019 included $1.6 million of benefit. Excluding the impact of the allowance coverage change, provision for losses increased $16.3 million, or 16.7%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year as further described in "Segment Analysis" below.

Cost of Providing Services

The total cost of providing services decreased $2.4 million, or 3.2%, to $71.1 million in the three months ended June 30, 2019, compared to $73.5 million in the three months ended June 30, 2018, primarily because of lower advertising costs analyzed further in "Segment Analysis" below.

Operating Expenses

Corporate, district and other expenses increased $6.1 million, or 18.4%, primarily as a result of a $3.7 million non-cash impairment charge related to our investment in Cognical Holdings, Inc. ("Zibby") and higher performance-based variable compensation. During the second quarter of 2019, Zibby conducted an equity capital raise that closed on July 11, 2019, primarily with existing equity holders. We invested cash of $2.8 million in the second quarter of 2019 and an additional $4.0 million of cash in July 2019, which in aggregate, increased our fully-diluted ownership to 42.3%. Because the offering was at a valuation below previous rounds, the non-cash impairment charge was required. Excluding the Zibby impairment charge, share-based compensation costs in both periods presented and U.K. related costs, operating expenses increased by $1.2 million.

Provision for Income Taxes

The effective income tax rate from continuing operations for the three months ended June 30, 2019 was 29.7%, compared to 21.7.0% for the three months ended June 30, 2018. Excluding the non-tax-deductible impairment of our investment in Zibby, our effective income tax rate from continuing operations for the three months ended June 30, 2019 was 25.8%.

For the six months ended June 30, 2019 and 2018
Revenue and Net Revenue
Revenue increased $54.2 million, or 11.1%, to $542.2 million for the six months ended June 30, 2019 from $488.0 million for the six months ended June 30, 2018. Revenue for the six months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $21 million from the Q1 2019 Open-End Loss Recognition Change, offset by a higher provision rate and the higher allowance discussed further below. U.S. revenue increased 10.5%, driven by volume growth. Canadian revenue increased 13.7% (18.7% on a constant currency basis), as volume growth offset yield compression from negative regulatory impacts on Single-Pay loan rates and the significant product mix-shift to Open-End loans.

Provision for losses increased $51.2 million, or 31.3%, to $214.4 million for the six months ended June 30, 2019, from $163.2 million for the six months ended June 30, 2018, primarily due to changes in the allowance coverage in the second quarter of 2018. The first half of 2018 included $14.7 million of provision benefit from changes which included allowance coverage rates whereas the first half of 2019 included $1.0 million of benefit. Excluding the impact of the allowance coverage change, provision for losses increased $37.5 million, or 21.1%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year as further described in "Segment Analysis" below.

Cost of Providing Services
The total cost of providing services decreased $0.4 million, or 0.3%, to $141.2 million in the six months ended June 30, 2019, compared to $141.6 million in the six months ended June 30, 2018, primarily because of lower advertising costs, offset by increased loan servicing costs on higher volume.

Operating Expenses
Corporate, district and other expenses increased $19.7 million, or 28.8%, primarily as a result of $8.5 million for obtaining the consent of our holders of the 8.25% Senior Secured Notes and our bondholders associated with discontinuing our U.K. operations and other related U.K. separation costs, $1.8 million of restructuring costs from our reduction-in-force implemented in January 2019, higher professional fees associated with our first year-end for full compliance with Sarbanes-Oxley, and a $3.7 million impairment charge related to our investment in Zibby. Excluding the Zibby impairment charge, share-based compensation costs in both periods presented and U.K. related costs, operating expenses increased by $6.7 million.

Provision for Income Taxes

The effective income tax rate from continuing operations for the six months ended June 30, 2019 was 27.4%, compared to 29.9% for the six months ended June 30, 2018. Excluding the non-tax-deductible impairment of our investment in Zibby, our effective income tax rate from continuing operations for the six months ended June 30, 2019 was 25.9%

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated:

U.S. Segment Results	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$210,046	$190,126	$19,920	10.5%	$436,165	$394,719	$41,446	10.5%
Provision for losses	92,552	71,987	20,565	28.6%	177,532	136,320	41,212	30.2%
Net revenue	117,494	118,139	(645)	(0.5)%	258,633	258,399	234	0.1%
Advertising costs	11,179	12,409	(1,230)	(9.9)%	17,533	17,568	(35)	(0.2)%
Non-advertising costs of providing services	41,248	41,682	(434)	(1.0)%	86,230	85,439	791	0.9%
Total cost of providing services	52,427	54,091	(1,664)	(3.1)%	103,763	103,007	756	0.7%
Gross margin	65,067	64,048	1,019	1.6%	154,870	155,392	(522)	(0.3)%
Corporate, district and other expenses	33,397	28,221	5,176	18.3%	77,277	58,753	18,524	31.5%
Interest expense	14,641	20,465	(5,824)	(28.5)%	29,369	42,762	(13,393)	(31.3)%
Loss on extinguishment of debt	—	—	—	#	—	11,683	(11,683)	#
Total operating expense	48,038	48,686	(648)	(1.3)%	106,646	113,198	(6,552)	(5.8)%
Segment operating income	17,029	15,362	1,667	10.9%	48,224	42,194	6,030	14.3%
Interest expense	14,641	20,465	(5,824)	(28.5)%	29,369	42,762	(13,393)	(31.3)%
Depreciation and amortization	3,437	3,379	58	1.7%	7,163	6,786	377	5.6%
EBITDA	35,107	39,206	(4,099)	(10.5)%	84,756	91,742	(6,986)	(7.6)%
Loss on extinguishment of debt	—	—	—		—	11,683	(11,683)
Restructuring costs	—	—	—		1,617	—	1,617
Other adjustments	(143)	(66)	(77)		(248)	(125)	(123)
U.K. related costs	679	—	679		8,496	—	8,496
Share-based cash and non-cash compensation	2,644	2,181	463		4,816	4,023	793
Impairment of equity method	3,748	—	3,748		3,748		3,748
Adjusted EBITDA	$42,035	$41,321	$714	1.7%	$103,185	$107,323	$(4,138)	(3.9)%
# - Change greater than 100% or not meaningful.

U.S. Segment Results - For the three months ended June 30, 2019 and 2018
Second quarter 2019 U.S. revenues increased by $19.9 million, or 10.5%, to $210.0 million, compared to the comparable prior-year period. U.S. revenue growth was driven by a $40.6 million, or 11.0%, increase in gross combined loans receivable to $408.3 million at June 30, 2019, compared to $367.7 million at June 30, 2018. Additionally, U.S. revenue for the three months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $10 million from the Q1 2019 Open-End Loss Recognition Change, offset by a related higher provision for losses. Unsecured Installment combined receivables increased year-over-year by $12.2 million, or 6.0%. Open-End receivables increased $24.4 million, or 61.4%, year-over-year led by growth in Virginia, Tennessee and Kansas and inclusion of past-due receivables as a result of the Q1 2019 Open-End Loss Recognition Change. Secured Installment gross combined receivables remained flat compared to the prior-year period, while Single-Pay receivables grew $3.7 million, or 9.9%.

The provision for losses' increase of $20.6 million, or 28.6%, was primarily due to changes in allowance coverage in the second quarter of 2018. The second quarter of 2018 included $9.9 million of provision benefit from changes in the allowance coverage rates, whereas the second quarter of 2019 included $0.3 million of incremental expense. Excluding the impact of the allowance coverage change, provision for losses increased $10.3 million, or 12.6%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year.

U.S. cost of providing services for the three months ended June 30, 2019 was $52.4 million, a decrease of $1.7 million, or 3.1%, compared to $54.1 million for the three months ended June 30, 2018, primarily due to lower advertising costs.

Corporate, district and other operating expenses increased $5.2 million, or 18.3%, compared to the same period in the prior year, primarily due to a $3.7 million impairment charge related to our investment in Zibby, $0.7 million of U.K. disposition-related costs and $1.0 million higher performance-based variable compensation costs. Excluding the Zibby impairment charge, share-based compensation costs in both periods presented and U.K. related costs, operating expenses increased by $0.3 million.

U.S. interest expense for the second quarter of 2019 decreased by $5.8 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous U.S. SPV facility, which we fully repaid with the proceeds from the 8.25% Senior Secured Notes.

U.S. Segment Results - For the six months ended June 30, 2019 and 2018
For the six months ended June 30, 2019, U.S. revenues increased by $41.4 million, or 10.5%, to $436.2 million. U.S. revenue growth was driven by a $40.6 million, or 11.0%, increase in gross combined loans receivable, to $408.3 million at June 30, 2019, compared to $367.7 million at June 30, 2018. Additionally, U.S. revenue for the six months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $18 million from the Q1 2019 Open-End Loss Recognition Change, offset by related higher provision rate and higher provision for losses. Unsecured Installment receivables increased year-over-year $12.2 million, or 6.0%. Open-End receivables increased $24.4 million, or 61.4%, year-over-year, led by growth in Virginia, Tennessee and Kansas. Secured Installment gross combined receivables increased from the prior-year period by $0.3 million, or 0.3%, while Single-Pay receivables grew $3.7 million, or 9.9%.

The provision for losses' increase of $41.2 million, or 30.2%, was primarily due to changes in allowance coverage in the first half of 2018. The first half of 2018 included $12.6 million of provision benefit from changes in allowance coverage rates, whereas the first half of 2019 included $0.8 million of incremental expense. Excluding the impact of the allowance coverage change, provision for losses increased $27.7 million, or 18.6%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year.

U.S. cost of providing services for the six months ended June 30, 2019 was $103.8 million, an increase of $0.8 million, or 0.7%, compared to $103.0 million for the six months ended June 30, 2018.

Corporate, district and other operating expenses increased $18.5 million, or 31.5%, compared to the same period in the prior year, primarily due to $8.5 million of U.K. disposition-related costs, a $3.7 million impairment charge related to our investment in Zibby, $3.2 million higher performance-based variable compensation costs, $1.6 million of restructuring costs and $0.5 million higher professional fees. Excluding the Zibby impairment charge, share-based compensation costs in both periods presented and U.K. related costs, operating expenses increased by $5.5 million.

U.S. interest expense for the first six months of 2019 decreased by $13.4 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous U.S. SPV facility, which we fully repaid with the proceeds from the 8.25% Senior Secured Notes.

Canada Segment Results	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$54,254	$47,043	$7,211	15.3%	$106,074	$93,293	$12,781	13.7%
Provision for losses	19,458	14,360	5,098	35.5%	36,863	26,910	9,953	37.0%
Net revenue	34,796	32,683	2,113	6.5%	69,211	66,383	2,828	4.3%
Advertising costs	1,601	2,704	(1,103)	(40.8)%	3,033	5,430	(2,397)	(44.1)%
Non-advertising costs of providing services	17,081	16,679	402	2.4%	34,370	33,151	1,219	3.7%
Total cost of providing services	18,682	19,383	(701)	(3.6)%	37,403	38,581	(1,178)	(3.1)%
Gross margin	16,114	13,300	2,814	21.2%	31,808	27,802	4,006	14.4%
Corporate, district and other expenses	5,641	4,759	882	18.5%	10,849	9,656	1,193	12.4%
Interest expense	2,382	7	2,375	#	5,344	64	5,280	#
Total operating expense	8,023	4,766	3,257	68.3%	16,193	9,720	6,473	66.6%
Segment operating income	8,091	8,534	(443)	(5.2)%	15,615	18,082	(2,467)	(13.6)%
Interest expense	2,382	7	2,375	#	5,344	64	5,280	#
Depreciation and amortization	1,214	1,091	123	11.3%	2,408	2,219	189	8.5%
EBITDA	11,687	9,632	2,055	21.3%	23,367	20,365	3,002	14.7%
Restructuring costs	—	—	—		135	—	135
Other adjustments	(33)	157	(190)		(144)	173	(317)
Adjusted EBITDA	$11,654	$9,789	$1,865	19.1%	$23,358	$20,538	$2,820	13.7%
# - Change greater than 100% or not meaningful.

Canada Segment Results - For the three months ended June 30, 2019 and 2018
Canada revenue increased $7.2 million, or 15.3%, to $54.3 million for the three months ended June 30, 2019, from $47.0 million in the prior-year period. On a constant currency basis, revenue increased $9.2 million, or 19.5%. Revenue growth in Canada was impacted favorably by the significant asset growth and the product transition from Single-Pay and Unsecured Installment loans to Open-End loans. Additionally, Canada revenue for the three months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $2 million from the Q1 2019 Open-End Loss Recognition Change, offset by a higher provision rate and higher provision for losses. Single-Pay yields were negatively affected by regulatory rate changes in Ontario and British Columbia.

Single-Pay revenue decreased $14.2 million, or 42.7%, to $19.1 million for the three months ended June 30, 2019, and Single-Pay receivables decreased $12.2 million, or 25.8%, to $35.1 million from $47.3 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the continued product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.

Canada non-Single-Pay revenue increased $21.5 million, or 156.7%, to $35.2 million compared to $13.7 million the same quarter a year ago, on $158.8 million, or 212.5%, growth in related loan balances. The increase was primarily related to the launches of Open-End products in Alberta and Ontario in the fourth quarter of 2017, and significant expansion of the Open-End product in Ontario in late 2018. Additionally, as a result of the increase in Open-End loans, ancillary revenue increased $4.8 million versus the same quarter a year ago, primarily driven by an increase in sales of insurance to Open-End loan customers.

The provision for losses increased $5.1 million, or 35.5%, to $19.5 million for the three months ended June 30, 2019, compared to $14.4 million in the prior-year period, because of mix shift from Single-Pay loans to Unsecured Installment and Open-End loans and corresponding higher allowance and therefore provision expense level. Total Open-End and Installment loans grew by $35.2 million sequentially during the second quarter of 2019, compared to sequential growth of $20.9 million in the second quarter of 2018. On a constant currency basis, provision for losses increased by $5.8 million, or 40.5% compared to the prior-year period.

The total cost of providing services in Canada declined modestly for the three months ended June 30, 2019 compared to the prior-year period. Advertising costs were lower by $1.1 million, or 40.8%, partially offset by an increase in non-advertising cost of providing services of $0.4 million. There was no material impact on the cost of providing services from exchange rate changes.

Canada operating expenses increased $3.3 million, or 68.3%, to $8.0 million in the three months ended June 30, 2019 from $4.8 million in the prior-year period, primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Canada Segment Results - For the six months ended June 30, 2019 and 2018
Canada revenue increased $12.8 million, or 13.7%, to $106.1 million for the six months ended June 30, 2019 from $93.3 million in the prior-year period. On a constant currency basis, revenue increased $17.5 million, or 18.7%. Revenue growth in Canada was impacted favorably by the significant asset growth and product transition from Single-Pay and Unsecured Installment loans to Open-End loans that have a lower yield. Additionally, Canada revenues for the six months ended June 30, 2019 included interest earned on past-due Open-End loan balances of approximately $3 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher provision for losses. Single-Pay yields were negatively affected by regulatory rate changes in Ontario and British Columbia.

Single-Pay revenue decreased $28.9 million, or 42.8%, to $38.7 million for the six months ended June 30, 2019, and Single-Pay receivables decreased $12.2 million, or 25.8%, to $35.1 million from $47.3 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the continued product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.

Canadian non-Single-Pay revenue increased $41.7 million, or 162.6%, to $67.4 million compared to $25.7 million the same period a year ago, on $158.8 million, or 212.5%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017, and significant expansion of the Open-End product in Ontario in late 2018. As a result of the increase in Open-End loans, ancillary revenue increased $9.3 million versus the same period a year ago, primarily driven by an increase in sales of insurance to Open-End loan customers.

The provision for losses increased $10.0 million, or 37.0%, to $36.9 million for the six months ended June 30, 2019 compared to $26.9 million in the prior-year period primarily due to provisioning on Open-End loans and mix shift from Single-Pay loans and Unsecured Installment to Open-End loans. Total Open-End and Installment loans grew by $35.2 million sequentially during the second quarter of 2019, compared to sequential growth of $20.9 million in the second quarter of 2018. On a constant currency basis, provision for losses increased by $11.6 million, or 43.0% compared to the prior-year period.

The total cost of providing services in Canada declined modestly for the six months ended June 30, 2019 compared to the prior-year period. Advertising costs decreased by $2.4 million, or 44.1%, partially offset by an increase in non-advertising cost of providing services of $1.2 million. There was no material impact on the cost of providing services from exchange rate changes.

Canada operating expenses increased $6.5 million, or 66.6%, to $16.2 million in the six months ended June 30, 2019 from $9.7 million in the prior year period primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus gain (loss) on extinguishment of debt, restructuring and other costs, impairment of equity method investment, goodwill and intangible asset impairments, transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of adjustments, on a total and per share basis);

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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands except per share data, unaudited)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Net income from continuing operations	$17,667	$18,718	$(1,051)	(5.6)%	$46,340	$43,631	$2,709	6.2%
Adjustments:
Loss on extinguishment of debt (1)	—	—			—	11,683
Restructuring costs (2)	—	—			1,752	—
U.K. related costs (3)	679	—			8,496	—
Impairment of equity method investment (4)	3,748	—			3,748	—
Share-based cash and non-cash compensation (5)	2,644	2,181			4,816	4,023
Intangible asset amortization	761	640			1,557	1,303
Impact of tax law changes (6)	—	—			—	1,800
Cumulative tax effect of adjustments	(1,062)	(705)			(4,322)	(4,394)
Adjusted Net Income	$24,437	$20,834	$3,603	17.3%	$62,387	$58,046	$4,341	7.5%

Net income from continuing operations	$17,667	$18,718			$46,340	$43,631
Diluted Weighted Average Shares Outstanding	47,107	47,996			47,335	47,757
Diluted Earnings per Share from continuing operations	$0.38	$0.39	$(0.01)	(2.6)%	$0.98	$0.92	$0.06	6.5%
Per Share impact of adjustments to Net Income	0.14	0.04			0.34	0.29
Adjusted Diluted Earnings per Share	$0.52	$0.43	$0.09	20.9%	$1.32	$1.21	$0.11	9.1%

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per share data, unaudited)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Net income from continuing operations	$17,667	$18,718	$(1,051)	(5.6)%	$46,340	$43,631	$2,709	#
Provision for income taxes	7,453	5,178	2,275	43.9%	17,499	16,645	854	5.1%
Interest expense	17,023	20,472	(3,449)	(16.8)%	34,713	42,826	(8,113)	(18.9)%
Depreciation and amortization	4,651	4,470	181	4.0%	9,571	9,005	566	6.3%
EBITDA	46,794	48,838	(2,044)	(4.2)%	108,123	112,107	(3,984)	(3.6)%
Loss on extinguishment of debt (1)	—	—			—	11,683
Restructuring costs (2)	—	—			1,752	—
U.K. related costs (3)	679	—			8,496	—
Impairment of equity method investment (4)	3,748	—			3,748	—
Share-based cash and non-cash compensation (5)	2,644	2,181			4,816	4,023
Other adjustments (7)	(176)	91			(392)	48
Adjusted EBITDA	$53,689	$51,110	$2,579	5.0%	$126,543	$127,861	$(1,318)	(1.0)%
Adjusted EBITDA Margin	20.3%	21.6%			23.3%	26.2%

(1)
For the six months ended June 30, 2018, the $11.7 million of loss on extinguishment of debt was for the redemption of $77.5 million of the CURO Financial Technologies Corp.'s ("CFTC") 12.00% Senior Secured Notes due 2022.

(2)
Restructuring costs of $1.8 million for the six months ended June 30, 2019 were due to eliminating 121 positions in North America. The store employee reductions help better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions relate to efficiency initiatives and has allowed the Company to reallocate investment to strategic growth activities.

(3)
U.K. related costs of $8.5 million for the six months ended June 30, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $0.9 million for other costs.

(4)
During April through July of 2019, Cognical Holdings (“Zibby”) completed an equity raising round at a value per share less than the value per share raised in prior raises. This round included additional investments from existing shareholders and investments by new investors and is considered indicative of the fair value of shares in Zibby. Accordingly, we recognized a $3.7 million impairment in our investment in Zibby to adjust it to market value. As of June 30, 2019, we owned approximately 30% of the outstanding shares of Zibby on a fully diluted basis.

(5)
We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(6)
As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), which became law on December 22, 2017, we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax. Additionally, the 2017 Tax Act provided for a new GILTI ("Global Intangible Low-Taxed Income") tax starting in 2018 and we estimated and provided tax expense of $0.6 million as of June 30, 2018.

(7)	Other adjustments include deferred rent and the intercompany foreign exchange impact. Deferred rent represents the non-cash component of rent expense.

Currency Information

We operate in the U.S. and Canada and our consolidated results are reported in U.S. dollars.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended June 30, 2019 and 2018, approximately 20.5% and 19.8%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Three Months Ended June 30, 2019 and 2018

	Average Exchange Rates
	Three Months Ended June 30,		Change
	2019	2018	$	%
Canadian Dollar	$0.7477	$0.7749	($0.0272)	(3.5)%

Six Months Ended June 30, 2019 and 2018

	Average Exchange Rates
	Six Months Ended June 30,		Change
	2019	2018	$	%
Canadian Dollar	$0.7501	$0.7831	($0.0330)	(4.2)%

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

The revenues and gross margin below during the three months ended June 30, 2019 were calculated using the actual average exchange rate during the three months ended June 30, 2018.

	Three Months Ended June 30,		Change
(dollars in thousands, unaudited)	2019	2018	$	%
Canada – constant currency basis:
Revenues	$56,224	$47,043	$9,181	19.5%
Gross Margin	16,691	13,300	3,391	25.5%
The revenues and gross margin below during the six months ended June 30, 2019 were calculated using the actual average exchange rate during the six months ended June 30, 2018.

	Six Months Ended June 30,		Change
(dollars in thousands, unaudited)	2019	2018	$	%
Canada – constant currency basis:
Revenues	$110,754	$93,293	$17,461	18.7%
Gross Margin	33,211	27,802	5,409	19.5%
LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, our Cash Money Revolving Credit Facility, funds from third-party lenders under our CSO programs, and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") to (i) redeem the outstanding 12.00% Senior Secured Notes due 2022 of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of June 30, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, meet our debt obligations, and fund our share repurchase program. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our long-term debt consisted of the following as of June 30, 2019 and December 31, 2018 (net of deferred financing costs):

	June 30,	December 31,
(dollars in thousands)	2019	2018
8.25% Senior Secured Notes (due 2025)	$677,535	$676,661
Non-Recourse Canada SPV Facility	90,977	107,479
Senior Revolver	—	20,000
Long-term debt	$768,512	$804,140
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

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February 2017 issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $11.7 million during September 2018. In connection with these 2017 debt issuances we capitalized financing costs of approximately $18.3 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Long-Term Debt, and is being amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

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

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million of revolving borrowing capacity that could expand over time (“Non-Recourse U.S. SPV Facility”). The loans bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) three-month LIBOR. The SPV Borrower also pays a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were approximately $5.3 million, net of amortization. These capitalized financing costs were included in the Condensed Consolidated Balance Sheet as a component of "Long-term debt" and were amortized over the term of the Non-Recourse U.S. SPV Facility. During September 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million.

On October 11, 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the quarter ended December 31, 2018.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. As of June 30, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $91.0 million, net of deferred financing costs of $3.6 million, and after a reduction of net balances drawn of $20.9 million during the quarter.

Senior Revolver

On September 1, 2017, we closed on a $25.0 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). In February 2018, the Senior Revolver capacity was increased to $29.0 million. In November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 8.25% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all of our subsidiaries that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all of our assets and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The Senior Revolver was undrawn at June 30, 2019.

In connection with this facility we capitalized financing costs of approximately $0.1 million, the balance of which we included in the Condensed Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$10 million revolving credit facility with Royal Bank of Canada. The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of June 30, 2019 and December 31, 2018, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

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
The Cash Money Revolving Credit Facility was undrawn at June 30, 2019 and December 31, 2018.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by continuing operating activities	$312,319	$246,733
Net cash used in continuing investing activities	(227,731)	(198,551)
Net cash used in continuing financing activities	(45,180)	(80,661)

Continuing Operating Activities

Net cash provided by continuing operating activities for the six months ended June 30, 2019 was $312.3 million, primarily attributable to net income from continuing operations of $46.3 million, the effect of non-cash reconciling items of $227.6 million, which includes provision for loan losses of $214.4 million, and changes in our operating assets and liabilities which provided $38.4 million.

Net cash provided by continuing operating activities for the six months ended June 30, 2018 was $246.7 million, primarily attributable to net income from continuing operations of $43.6 million, the effect of non-cash reconciling items, such as depreciation and amortization and the provision for loan losses for a total of $191.6 million, and changes in our operating assets and liabilities of $11.6 million. Fees and service charges on our loans receivable change represented $2.9 million of the total change in operating assets and liabilities.

Continuing Investing Activities

Net cash used in continuing investing activities for the six months ended June 30, 2019 was $227.7 million, primarily reflecting the net origination of loans of $217.2 million. In addition, we used cash to purchase approximately $6.2 million of property and equipment, including software licenses and $4.4 million of additional investment in Zibby.

Net cash used in continuing investing activities for the six months ended June 30, 2018 was $198.6 million, primarily reflecting the net origination of loans of $194.6 million. In addition, we used cash to purchase approximately $3.0 million of property and equipment, including software licenses, and to purchase $1.0 million of Zibby preferred shares.

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

Continuing Financing Activities

Net cash used in continuing financing activities for the six months ended June 30, 2019 was $45.2 million. During the quarter, we made a $20.0 million payment on the Senior Revolver to reduce the outstanding balance to zero and made net repayments of $21.0 million on the Non-Recourse Canada SPV Facility.

Net cash used in continuing financing activities for the six months ended June 30, 2018 was $80.7 million. We redeemed $77.5 million of our 12.00% Senior Secured Notes for $86.8 million (which included $9.3 million of call premium). The underwriters of our 2017 initial public offering exercised their over-allotment option on January 5, 2018 and acquired one million shares of our common stock, providing net proceeds to us of $12.4 million. We also had net borrowings of $6.2 million from our U.S. SPV Facility and our ABL Facility during the six months June 30, 2018.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2018, as described in our 2018 Form 10-K.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2018, as described in our 2018 Form 10-K except for the following:

California Assembly Bill 539

On June 26, 2019, the California Senate Banking and Financial Institutions Committees passed Assembly Bill 539, which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. On July 9, 2019, the California Senate Judiciary Committee also passed Assembly Bill 539 and the bill was referred to the Senate Appropriations Committee. The deadline for Assembly Bill 539 to pass both houses is September 13, 2019, and the deadline to be signed by the Governor and passed into law is October 13th, 2019. Revenue from California Unsecured and Secured Installment loans amounted to 13.3% of total revenue from continuing operations for the trailing 12 months ended June 30, 2019. As of June 30, 2019, California Unsecured and Secured Installment gross loans receivable were $86.5 million and $42.3 million, respectively. We continue to evaluate the effect on our results of operations and financial condition as a result of this bill and alternatives available to service customers in the California market.

California Consumer Privacy Act

In 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to their personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information and the right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA contains a number of ambiguities, was previously amended and we anticipate further amendments before its effective date. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know its full impact, these developments could ultimately result in the imposition of requirements on CURO and other consumer financial service providers that could increases costs or otherwise adversely affect our business.

British Columbia Business Practices and Consumer Amendment Act

Effective January 1, 2017, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") reduced the total cost of borrowing from C$23 per C$100 lent to C$17 per C$100 lent. A further reduction to C$15 per C$100 lent came into effect on September 1, 2018. On February 26, 2019, the Minister of Public Safety and Solicitor General introduced in Parliament Bill 7 titled “Business Practices and Consumer Amendment Act." This bill received Royal Assent on May 16, 2019 and became law. There are no material changes to our current operations as a result of this legislation. The bill primarily allows the Ministry to i) define a high cost credit product and ii) require licensing and consumer protection oversight. It also authorizes the Ministry to prescribe regulations regarding high cost credit products including a cooling off period between loans, cost/optional services disclosure requirements, and prohibition of concurrent loan products. It is too early to predict the outcome of the regulations setting process and its impact on our operations.

CFPB Rulemaking Update

In February 2019, the CFPB issued two notices of proposed rulemaking proposing (i) to delay the August 19, 2019 compliance date for the so-called "Mandatory Underwriting Provisions" of the 2017 Final Payday, Vehicle Title, and Certain High-Cost Installment Loans (the "2017 Final Rule") Rule to November 19, 2020 and (ii) to rescind such Mandatory Underwriting Provisions (the “2019 Proposed Rule”). The CFPB issued a final rule on June 6, 2019 delaying the compliance date for the Mandatory Underwriting Provisions of the 2017 Final Rule to November 19, 2020. The Mandatory Underwriting Provisions which the 2019 Proposed Rule would rescind which are still under consideration include: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including our payday and vehicle title loans with a term of 45 days or less, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making this ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

The compliance date for the "Payment Provision" of the 2017 Final Rule remains August 19, 2019, but is currently stayed pursuant to the Western District of Texas, Austin Division's Ruling ("Court Order") on May 30, 2019. Under these provisions:

•
If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are returned for insufficient funds, the lender cannot make any further attempts to collect from such account unless the borrower has provided a new and specific authorization for additional payment transfers. The 2017 Final CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on debit card authorization requests, the 2017 Final CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

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

The CFPB has indicated it has received a formal request to revisit the treatment of debt cards under the Payment Provisions and intends to examine the Payment Provisions further. If the CFPB determines that further action is warranted, it may commence a separate rulemaking initiative.

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
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the effectiveness of controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. A control system also can be circumvented by collusion or improper management override. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 13 - "Contingent Liabilities" of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There were no material changes to our risk factors as described in our 2018 Form 10-K for the year ended December 31, 2018, except for the following:

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

For a more detailed description of the regulations to which we are subject and the regulatory environment in the jurisdictions in which we operate see “Regulatory Environment and Compliance” in our 2018 Form 10-K and in this Form 10-Q.

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

For example, in June 2018, we discontinued the use of secondary payment cards for affected borrowers who do not explicitly reauthorize the use of secondary payment cards. For these borrowers, in the event we cannot obtain payment through the bank account or payment card listed on the borrower’s application and as authorized by the borrower, we must rely exclusively on other collection methods, such as delinquency notices and/or collection calls. The discontinuation for affected borrowers of our current use of secondary cards which have not been reauthorized by the borrower will increase collections costs and reduce collections effectiveness. Even in advance of the effective date of the 2017 Final CFPB Rule (and even if the 2017 Final CFPB Rule does not become effective), it is possible that we will make further changes to our payment practices in a manner that will increase costs and/or reduce revenues.

In addition, on June 26, 2019, the California Senate Banking and Financial Institutions Committees passed Assembly Bill 539, which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. On July 9, 2019, the California Senate Judiciary Committee also passed Assembly Bill 539 and the bill was referred to the Senate Appropriations Committee. The deadline for Assembly Bill 539 to pass both houses is September 13, 2019, and the deadline to be signed by the Governor and passed into law is October 13th, 2019. Revenue from California Unsecured and Secured Installment loans amounted to 13.3% of total revenue from continuing operations for the trailing twelve months ended June 30, 2019. As of June 30, 2019, California Unsecured and Secured Installment gross loans receivable were $86.5 million and $42.3 million, respectively. We continue to evaluate the effect on our results of operations and financial condition as a result of this bill and alternatives available to service customers in the California market. If we are unsuccessful in managing the transition of our California business and operations from affected installment loans to existing and alternative products, Assembly Bill 539 could have a material adverse effect on our business and results of operations.

Further, during 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to their personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information and the right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA contains a number of ambiguities, was previously amended and we anticipate further amendments before its effective date. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know its full impact, these developments could ultimately result in the imposition of requirements on CURO and other consumer financial service providers that could increases costs or otherwise adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The 2017 Incentive Plan permits the netting of common stock upon vesting of restricted stock units to satisfy individual tax withholding requirements. During the quarter ended June 30, 2019, we reacquired 2,790 shares of common stock with a weighted average fair market value of $12.14 as a result of such tax withholdings.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, will continue until completed or terminated. CURO expects the purchases to be made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans or other corporate purposes.

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2) (In milions)
April 2019	2,790	$12.14	—	$—
May 2019	—	—	—
June 2019	—	—	244,200	47.5
Total	2,790	$12.14	244,200	$47.5
(1) Represents shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 11, "Share-Based Compensation" of the Notes to Consolidated Financial Statements for additional details on our stock-based compensation plans.

(2) As of the end of the period.

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
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 5, 2019, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the quarter ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements*

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2019            CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice-President and Chief Financial Officer