Form 10-Q
period 2019-09-30
CURO Group Holdings Corp.
filed 2019-11-04
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At November 1, 2019 there were 41,486,965 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
THIRD QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash	$62,207	$61,175
Restricted cash (includes restricted cash of consolidated VIEs of $21,897 and $12,840 as of September 30, 2019 and December 31, 2018, respectively)	38,754	25,439
Gross loans receivable (includes loans of consolidated VIEs of $231,533 and $148,876 as of September 30, 2019 and December 31, 2018, respectively)	657,615	571,531
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $25,375 and $12,688 as of September 30, 2019 and December 31, 2018, respectively)	(108,385)	(73,997)
Loans receivable, net	549,230	497,534
Right of use asset - operating leases (Note 1)	118,260	—
Deferred income taxes	1,846	1,534
Income taxes receivable	23,966	16,741
Prepaid expenses and other	32,228	43,588
Property and equipment, net	70,381	76,750
Goodwill	120,110	119,281
Other intangibles, net of accumulated amortization	32,666	29,784
Other	18,484	12,930
Assets from discontinued operations (Note 15)	—	34,861
Total Assets	$1,068,132	$919,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $7,259 and $4,980 as of September 30, 2019 and December 31, 2018, respectively)	$63,685	$49,146
Deferred revenue	9,052	9,483
Lease liability - operating leases (Note 1)	126,048	—
Income taxes payable	—	1,579
Accrued interest (includes accrued interest of consolidated VIEs of $777 and $831 as of September 30, 2019 and December 31, 2018, respectively)	5,625	20,904
Liability for losses on CSO lender-owned consumer loans	10,249	12,007
Deferred rent	—	10,851
Debt (includes debt and issuance costs of consolidated VIEs of $105,742 and $3,259 as of September 30, 2019 and $111,335 and $3,856 as of December 31, 2018, respectively)	805,407	804,140
Subordinated stockholder debt	—	2,196
Other long-term liabilities	8,594	5,800
Deferred tax liabilities	4,427	13,730
Liabilities from discontinued operations (Note 15)	—	8,882
Total Liabilities	1,033,087	938,718
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued at either period end	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 46,503,406 and 46,412,231 shares issued as of September 30, 2019 and December 31, 2018, respectively; and 42,347,165 and 46,412,231 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	9	9
Treasury stock, at cost - 4,156,241 as of September 30, 2019	(53,064)	—
Paid-in capital	67,579	60,015
Retained earnings (accumulated deficit)	63,205	(18,065)
Accumulated other comprehensive loss	(42,684)	(61,060)
Total Stockholders' Equity	35,045	(19,101)
Total Liabilities and Stockholders' Equity	$1,068,132	$919,617
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$297,264	$269,482	$839,503	$757,494
Provision for losses	123,867	127,692	338,262	290,922
Net revenue	173,397	141,790	501,241	466,572

Cost of providing services
Salaries and benefits	27,462	26,515	82,249	80,341
Occupancy	14,036	13,522	42,205	40,269
Office	5,993	7,326	16,563	19,311
Other costs of providing services	12,843	12,484	39,917	38,516
Advertising	16,424	21,349	36,990	44,347
Total cost of providing services	76,758	81,196	217,924	222,784
Gross margin	96,639	60,594	283,317	243,788

Operating expense
Corporate, district and other expenses	38,665	27,495	123,043	95,904
Interest expense	17,364	23,403	52,077	66,229
Loss on extinguishment of debt	—	69,200	—	80,883
Loss from equity method investment	1,384	—	5,132	—
Total operating expense	57,413	120,098	180,252	243,016
Income (loss) from continuing operations before income taxes	39,226	(59,504)	103,065	772
Provision (benefit) for income taxes	11,239	(16,914)	28,738	(269)
Net income (loss) from continuing operations	27,987	(42,590)	74,327	1,041
Net loss from discontinued operations, before income tax	—	(4,293)	(39,048)	(8,518)
Income tax expense (benefit) related to disposition	$598	$139	$(45,991)	$278
Net (loss) income from discontinued operations	$(598)	$(4,432)	$6,943	$(8,796)
Net income (loss)	$27,389	$(47,022)	$81,270	$(7,755)

Basic earnings (loss) per share:
Continuing operations	$0.63	$(0.93)	$1.63	$0.02
Discontinued operations	(0.01)	(0.10)	0.15	(0.19)
Basic earnings per share	$0.62	$(1.03)	$1.78	$(0.17)

Diluted earnings (loss) per share:
Continuing operations	$0.61	$(0.93)	$1.59	$0.03
Discontinued operations	(0.01)	(0.10)	0.15	(0.19)
Diluted earnings per share (1)	$0.60	$(1.03)	$1.74	$(0.16)

Weighted average common shares outstanding:
Basic	44,422	45,853	45,759	45,674
Diluted (1)	46,010	45,853	46,887	48,061
(1) As of December 31, 2018, the Company made certain insignificant adjustments to previously-reported Earnings Per Share ("EPS") to correctly reflect the effect of anti-dilutive shares on diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation. Diluted loss per share for the three months ended September 30, 2018 of $0.97 was corrected to $1.03.

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$27,389	$(47,022)	$81,270	$(7,755)
Other comprehensive (loss) income:
Cash flow hedges, net of $0 tax in both periods	—	(187)	—	(572)
Foreign currency translation adjustment, net of $0 tax in both periods	(1,954)	2,649	18,376	(7,015)
Other comprehensive (loss) income	(1,954)	2,462	18,376	(7,587)
Comprehensive income (loss)	$25,435	$(44,560)	$99,646	$(15,342)

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income from continuing operations	$74,327	$1,041
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	14,180	13,628
Provision for loan losses	338,262	290,922
Amortization of debt issuance costs and bond discount	2,273	2,923
Deferred income tax (benefit) expense	(3,147)	3,005
Loss on disposal of property and equipment	47	640
Loss on extinguishment of debt	—	80,883
Loss from equity method investment	5,132	—
Share-based compensation	7,587	6,112
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(11,446)	(5,986)
Prepaid expenses and other assets	14,275	2,695
Other assets	(8,439)	(2,458)
Accounts payable and accrued liabilities	13,596	(4,862)
Deferred revenue	(533)	(1,984)
Income taxes payable	25,117	326
Income taxes receivable	5,598	(12,908)
Accrued interest	(15,303)	(18,060)
Other liabilities	2,767	1,162
Net cash provided by continuing operating activities	464,293	357,079
Net cash (used in) provided by discontinued operating activities	(504)	5,562
Net cash provided by operating activities	463,789	362,641
Cash flows from investing activities
Purchase of property, equipment and software	(8,667)	(8,030)
Loans receivable originated or acquired	(1,369,644)	(1,624,881)
Loans receivable repaid	995,291	1,212,446
Investments in Cognical Holdings, Inc. ("Zibby")	(8,168)	(958)
Net cash used in continuing investing activities	(391,188)	(421,423)
Net cash used in discontinued investing activities	(14,213)	(24,481)
Net cash used in investing activities	(405,401)	(445,904)
Cash flows from financing activities
Net proceeds from issuance of common stock	—	11,549
Proceeds from Non-Recourse U.S. SPV facility	—	17,000
Payments on Non-Recourse U.S. SPV facility	—	(61,590)
Proceeds from Non-Recourse Canada SPV facility	15,992	89,949
Payments on Non-Recourse Canada SPV facility	(24,835)	—
Payments on 12.00% Senior Secured Notes	—	(605,000)
Proceeds from 8.25% Senior Secured Notes	—	690,000
Debt issuance costs paid	(198)	(17,517)
Proceeds from credit facilities	179,811	65,169
Payments on credit facilities	(174,811)	(36,169)
Payments on subordinated stockholder debt	(2,252)	—
Payments of call premiums from early debt extinguishments	—	(63,350)
Proceeds from exercise of stock options	87	408
Payments to net share settle restricted stock units vesting	(110)	—
Repurchase of common stock	(52,172)	—

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

Net cash (used in) provided by financing activities (1)	(58,488)	90,449
Effect of exchange rate changes on cash and restricted cash	1,204	(4,080)
Net increase in cash and restricted cash	1,104	3,106
Cash and restricted cash at beginning of period	99,857	174,491
Cash and restricted cash at end of period	100,961	177,597
Less: Cash and restricted cash of discontinued operations at end of period	—	11,303
Cash and restricted cash of continuing operations at end of period	$100,961	$166,294
(1) Financing activities include continuing operations only, and were not impacted by discontinued operations

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and, through February 25, 2019, the U.K.

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

Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements ("Condensed Consolidated Financial Statements") in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on March 18, 2019 ("2018 Form 10-K"). Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2019.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, in September 2018, and subsequently expanded in June 2019, the SEC changed the definition of a smaller reporting company ("SRC"). The change in definition of an SRC allows more registrants to qualify to report under scaled disclosure requirements. Under these rules, CURO met the definition of an SRC as of June 30, 2019. Refer to "--FASB Definition of an SRC as related to the CECL standard and evaluation of the impact of the CECL standard" for information regarding the impact on the Company of meeting the definition of an SRC.

The Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments (consisting only of adjustments of a normal and recurring nature) which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. On February 25, 2019, the Company's United Kingdom ("U.K.") segment, as defined by ASC 280, was placed into administration, resulting in the treatment of it as discontinued operations per ASC 205-20. Throughout this Quarterly Report on Form 10-Q ("Form 10-Q"), current and prior-period financial information presents the U.K. segment as discontinued operations as required. For further information about the placement of the segment into administration, refer to "--Nature of Operations" below.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Equity Investment in Unconsolidated Entity

During the nine months ended September 30, 2019, the Company invested an additional $6.6 million in Cognical Holdings, Inc. ("Zibby"), offset by a $3.7 million carrying value adjustment as a result of the additional investment. As of September 30, 2019, the Company owned 42.3% of Zibby. See Note 8 - "Fair Value Measurements" for additional detail on Zibby's fair value considerations for the nine months ended September 30, 2019.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that the Company made in the accompanying Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, credit services organization ("CSO") liability for losses, and estimated tax liabilities. Actual results may differ from those estimates.

Open-End Loss Recognition

Effective January 1, 2019, the Company modified the timeframe for which it charges-off Open-End loans and made related refinements to its loss provisioning methodology. Prior to January 1, 2019, the Company deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of the continued shift to Open-End loans in Canada and analysis of payment patterns on early-stage versus late-stage delinquencies, the Company revised its estimates and now considers Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged-off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. Quarterly, the Company evaluates the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively effective January 1, 2019.

The change affects comparability with prior periods as follows:

•
Gross combined loans receivable: balances as of September 30, 2019 include $46.1 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past-due loans.

•
Revenues: for the three and nine months ended September 30, 2019, gross revenues include interest earned on past-due loan balances of approximately $15 million and $35 million, respectively, while revenues in prior-year periods do not include comparable amounts.

•
Provision for Losses: prospectively, from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by total charge-offs less total recoveries ("NCOs") plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 17.2% at September 30, 2019, compared to 9.8% in the comparable prior-year period.

Correction of Immaterial Errors in Previously-Issued Financial Statements

During the year ended December 31, 2018, the Company corrected immaterial errors in its prior presentation of cash flows for loan originations and collections on principal. The Company determined that the historical presentation was in error by not conforming to US GAAP because it included outflows for loan originations and receipts on collections in Cash provided by operating activities rather than in Cash used in investing activities. Accordingly, the Company corrected previously filed financial statements by reclassifying cash outflows for loan originations and receipts on collections of principal of $412.4 million from net Cash provided by operating activities to net Cash used in investing activities for the nine months ended September 30, 2018. Total cash flows for each period presented did not change. The Company concluded that the errors were immaterial to the unaudited Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three and nine months

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ended September 30, 2018. The Company has revised its Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 presented in this Form 10-Q. A summary of the correction follows (in thousands):

Nine Months Ended September 30, 2018
As Reported:(1)
Net cash used in continuing operating activities	$(55,356)
Net cash used in continuing investing activities	(8,988)

As Corrected:
Net cash provided by continuing operating activities	357,079
Net cash used in continuing investing activities	(421,423)
(1) "As reported" balances include amounts from continuing operations historically presented within these captions.

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted the standard as of January 1, 2019 using the alternative modified retrospective method, also known as the transition relief method, permitted under ASU 2018-11, which allows companies to not recast comparative periods in the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification and initial direct costs. The Company also elected to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of 12 months or less, from the Condensed Consolidated Balance Sheets. The Company did not elect the hindsight practical expedient.

As of September 30, 2019, the Company held right of use assets ("ROU assets") and operating lease liabilities ("lease liabilities") of $118.3 million and $126.0 million, respectively. Prepaid rent of $2.7 million and deferred liabilities of $10.9 million were included in ROU assets and lease liabilities, respectively, at the time of adoption. During the three months ended September 30, 2019, the Company reduced initial opening balances for ROU assets and lease liabilities recorded on January 1, 2019 by $18.0 million as a result of a previous misapplication of certain provisions of Topic 842. The impact of this misapplication on the Company's financial position, results of operations, and cash flows was not material.

See Note 14 - "Leases" for additional information and disclosures required by Topic 842.

ASU 2018-02

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Pronouncements Related to the Current Expected Credit Loss ("CECL") Standard

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019 and ASU 2019-05 in May 2019. The standard, as amended, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. As issued, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016‑13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses with a resulting negative adjustment to retained earnings on the date of adoption. Additionally, as disclosed below in "--FASB Definition of an SRC as related to the CECL standard and evaluation of the impact of the CECL standard", the Company expects to defer the adoption of ASU 2016-13 until at least January 1, 2021.

ASU 2019-05

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (i) were previously recorded at amortized cost and (ii) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05’s amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial position as of the date that an entity adopted the amendments in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date for ASU 2016-13. The Company expects to elect the option to defer adoption to a later effective date, as further described below in "--FASB Definition of an SRC as related to the CECL standard and evaluation of the impact of the CECL standard." The Company is currently evaluating the methods and impact of adopting this new standard on the Condensed Consolidated Financial Statements.

ASU 2019-04

In May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The ASU’s amendments apply to all entities within the scope of the affected guidance. Accrued interest - Amortized cost basis is defined in ASU 2016-13 as "the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange, and fair value hedge accounting adjustments." To address stakeholders’ concerns that the inclusion of accrued interest in the definition of amortized cost basis could make application of the credit loss guidance operationally burdensome, ASU 2019-04 provides certain alternatives for the measurement of the allowance for credit losses ("ALL") on accrued interest receivable ("AIR"). These measurement alternatives include (i) measuring an ALL on AIR separately, (ii) electing to provide separate disclosure of the AIR component of amortized cost as a practical expedient, and (iii) making accounting policy elections to simplify certain aspects of the presentation and measurement of such AIR. As issued, for entities that have adopted ASU 2016-13, the amendments in ASU 2019-04 related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, and interim periods therein. ASU 2019-04’s amendments should be applied "on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date an entity adopted the amendments in ASU 2016-13." Certain disclosures are also required. Due to the FASB's decision to allow a deferment option for SRCs applying ASU 2016-13, the Company expects to defer adoption of both ASU 2016-13 and ASU 2019-04.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

FASB Definition of an SRC as related to the CECL standard and evaluation of the impact of the CECL standard

On October 16, 2019, the FASB approved a proposal to defer required adoption of the CECL standard for SRCs until fiscal periods beginning after December 15, 2022. Under current SEC definitions, CURO met the definition of an SRC as of June 30, 2019. The FASB further confirmed that for CECL, a company makes an evaluation of SRC status in accordance with SEC rules at the time of standard effectiveness (i.e., as of June 30, 2019) and that status is effective for purposes of adopting the CECL standard regardless of future changes in SRC status. The FASB is expected to codify the approved proposal with issuance of a new ASU during the fourth quarter of 2019. The Company will continue to monitor the standard-setting activities of the FASB and expects to elect to defer adoption of the CECL standard. The Company is currently evaluating the methods and impact of adopting the CECL standard on the Condensed Consolidated Financial Statements.

SEC Disclosure Update

In August 2018, the SEC adopted final rules under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that had become redundant, duplicative, overlapping, outdated or superseded. Other than the amendment's expanded disclosure requirement for interim financial statements to disclose both current and comparative quarter and year-to-date reconciliations of changes in stockholders' equity, it did not have a material impact on the Company's Condensed Consolidated Financial Statements or Notes thereto for the three and nine months ended September 30, 2019, nor is it expected to have a material impact on the Company's annual Consolidated Financial Statements or Notes thereto.

NOTE 2 - VARIABLE INTEREST ENTITIES

In August 2018, the Company closed the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to wholly-owned, bankruptcy-remote special purpose subsidiaries ("VIEs") to collateralize debt incurred under the facility.

As the Company is the primary beneficiary of the VIEs, it includes the assets and liabilities related to the VIEs in its Condensed Consolidated Financial Statements. As required, the Company parenthetically discloses on the Condensed Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the VIE subsidiaries were as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets
Restricted cash	$21,897	$12,840
Gross loans receivable less allowance for loan losses	206,158	136,187
Total Assets	$228,055	$149,027
Liabilities
Accounts payable and accrued liabilities	$7,259	$4,980
Deferred revenue	44	40
Accrued interest	777	831
Intercompany payable	93,671	44,330
Long-term debt	102,483	107,479
Total Liabilities	$204,234	$157,660

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unsecured Installment	$137,233	$137,660	$395,119	$377,976
Secured Installment	28,270	28,562	81,823	81,195
Open-End	66,120	40,290	173,961	94,735
Single-Pay	49,312	50,614	141,605	169,296
Ancillary	16,329	12,356	46,995	34,292
Total revenue	$297,264	$269,482	$839,503	$757,494

The following tables summarize Loans receivable by product and the related delinquent loans receivable at September 30, 2019 (in thousands):

	September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$78,039	$127,952	$72,866	$268,918	$547,775
Delinquent loans receivable	—	46,537	17,250	46,053	109,840
Total loans receivable	78,039	174,489	90,116	314,971	657,615
Less: allowance for losses	(5,662)	(38,127)	(10,363)	(54,233)	(108,385)
Loans receivable, net	$72,377	$136,362	$79,753	$260,738	$549,230

	September 30, 2019
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$17,187	$7,456	$18,734	$43,377
31-60 days past due	13,890	4,711	13,283	31,884
61 + days past due	15,460	5,083	14,036	34,579
Total delinquent loans receivable	$46,537	$17,250	$46,053	$109,840

The following tables summarize Loans receivable by product and the related delinquent loans receivable at December 31, 2018 (in thousands):

	December 31, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$80,823	$141,316	$75,583	$207,333	$505,055
Delinquent loans receivable	—	49,087	17,389	—	66,476
Total loans receivable	80,823	190,403	92,972	207,333	571,531
Less: allowance for losses	(4,189)	(37,716)	(12,191)	(19,901)	(73,997)
Loans receivable, net	$76,634	$152,687	$80,781	$187,432	$497,534

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$17,850	$7,870	$25,720
31-60 days past due	14,705	4,725	19,430
61 + days past due	16,532	4,794	21,326
Total delinquent loans receivable	$49,087	$17,389	$66,476

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at September 30, 2019 (in thousands):

	September 30, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$58,862	$1,966	$60,828
Delinquent loans receivable guaranteed by the Company	11,842	396	12,238
Total loans receivable guaranteed by the Company	70,704	2,362	73,066
Less: Liability for losses on CSO lender-owned consumer loans	(10,181)	(68)	(10,249)
Loans receivable guaranteed by the Company, net	$60,523	$2,294	$62,817

	September 30, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$9,859	$330	$10,189
31-60 days past due	1,229	41	1,270
61+ days past due	754	25	779
Total delinquent loans receivable	$11,842	$396	$12,238

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables at December 31, 2018 (in thousands):

	December 31, 2018
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	December 31, 2018
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$9,684	$369	$10,053
31-60 days past due	1,255	48	1,303
61 + days past due	769	29	798
Total delinquent loans receivable	$11,708	$446	$12,154

The following table summarizes activity in the allowance for loan losses during the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Charge-offs	(40,512)	(34,252)	(10,592)	(31,993)	(1,382)	(118,731)
Recoveries	26,599	5,279	2,445	3,791	845	38,959
Net charge-offs	(13,913)	(28,973)	(8,147)	(28,202)	(537)	(79,772)
Provision for losses	14,736	31,891	8,514	31,220	537	86,898
Effect of foreign currency translation	(102)	(14)	—	(502)	—	(618)
Balance, end of period	$5,662	$38,127	$10,363	$54,233	$—	$108,385
Allowance for loan losses as a percentage of gross loan receivables	7.3%	21.9%	11.5%	17.2%	N/A	16.5%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$9,433	$71	$9,504
Charge-offs	(43,072)	(888)	(43,960)
Recoveries	7,156	580	7,736
Net charge-offs	(35,916)	(308)	(36,224)
Provision for losses	36,664	305	36,969
Balance, end of period	$10,181	$68	$10,249

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended September 30, 2019 (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,941	$44,656	$10,067	$51,717	$—	$111,381
Charge-offs	(40,512)	(77,324)	(11,480)	(31,993)	(1,382)	(162,691)
Recoveries	26,599	12,435	3,025	3,791	845	46,695
Net charge-offs	(13,913)	(64,889)	(8,455)	(28,202)	(537)	(115,996)
Provision for losses	14,736	68,555	8,819	31,220	537	123,867
Effect of foreign currency translation	(102)	(14)	—	(502)	—	(618)
Balance, end of period	$5,662	$48,308	$10,431	$54,233	$—	$118,634

The following table summarizes activity in the allowance for loan losses during the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,604	$30,291	$10,386	$9,717	$—	$53,998
Charge-offs	(40,753)	(32,115)	(11,188)	(32,770)	(1,494)	(118,320)
Recoveries	27,861	4,807	2,325	9,191	931	45,115
Net charge-offs	(12,892)	(27,308)	(8,863)	(23,579)	(563)	(73,205)
Provision for losses	12,757	32,946	9,698	31,686	563	87,650
Effect of foreign currency translation	(179)	231	—	189	—	241
Balance, end of period	$3,290	$36,160	$11,221	$18,013	$—	$68,684
Allowance for loan losses as a percentage of gross loan receivables	4.3%	19.5%	12.3%	9.8%	N/A	12.8%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,193	$426	$11,619
Charge-offs	(44,896)	(1,088)	(45,984)
Recoveries	6,901	665	7,566
Net charge-offs	(37,995)	(423)	(38,418)
Provision for losses	39,552	490	40,042
Balance, end of period	$12,750	$493	$13,243

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$3,604	$41,484	$10,812	$9,717	$—	$65,617
Charge-offs	(40,753)	(77,011)	(12,276)	(32,770)	(1,494)	(164,304)
Recoveries	27,861	11,708	2,990	9,191	931	52,681
Net charge-offs	(12,892)	(65,303)	(9,286)	(23,579)	(563)	(111,623)
Provision for losses	12,757	72,498	10,188	31,686	563	127,692
Effect of foreign currency translation	(179)	231	—	189	—	241
Balance, end of period	$3,290	$48,910	$11,714	$18,013	$—	$81,927

The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(112,792)	(115,825)	(33,558)	(66,319)	(4,075)	(332,569)
Recoveries	78,811	16,963	8,261	14,487	2,565	121,087
Net charge-offs	(33,981)	(98,862)	(25,297)	(51,832)	(1,510)	(211,482)
Provision for losses	35,450	99,250	23,469	85,910	1,510	245,589
Effect of foreign currency translation	4	23	—	254	—	281
Balance, end of period	$5,662	$38,127	$10,363	$54,233	$—	$108,385
Allowance for loan losses as a percentage of gross loan receivables	7.3%	21.9%	11.5%	17.2%	N/A	16.5%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30, 2019
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,582	$425	$12,007
Charge-offs	(118,617)	(2,647)	(121,264)
Recoveries	24,794	2,039	26,833
Net charge-offs	(93,823)	(608)	(94,431)
Provision for losses	92,422	251	92,673
Balance, end of period	$10,181	$68	$10,249

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$49,298	$12,616	$19,901	$—	$86,004
Charge-offs	(112,792)	(234,442)	(36,205)	(66,319)	(4,075)	(453,833)
Recoveries	78,811	41,757	10,300	14,487	2,565	147,920
Net charge-offs	(33,981)	(192,685)	(25,905)	(51,832)	(1,510)	(305,913)
Provision for losses	35,450	191,672	23,720	85,910	1,510	338,262
Effect of foreign currency translation	4	23	—	254	—	281
Balance, end of period	$5,662	$48,308	$10,431	$54,233	$—	$118,634

The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$38,977	$13,472	$6,426	$—	$64,079
Charge-offs	(126,328)	(98,946)	(33,755)	(76,926)	(4,474)	(340,429)
Recoveries	88,945	15,110	7,487	30,451	2,728	144,721
Net charge-offs	(37,383)	(83,836)	(26,268)	(46,475)	(1,746)	(195,708)
Provision for losses	35,750	80,904	24,017	57,962	1,746	200,379
Effect of foreign currency translation	(281)	115	—	100	—	(66)
Balance, end of period	$3,290	$36,160	$11,221	$18,013	$—	$68,684
Allowance for loan losses as a percentage of gross loan receivables	4.3%	19.5%	12.3%	9.8%	N/A	12.8%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(119,632)	(3,300)	(122,932)
Recoveries	25,227	2,610	27,837
Net charge-offs	(94,405)	(690)	(95,095)
Provision for losses	90,082	461	90,543
Balance, end of period	$12,750	$493	$13,243

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total, during the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$56,050	$14,194	$6,426	$—	$81,874
Charge-offs	(126,328)	(218,578)	(37,055)	(76,926)	(4,474)	(463,361)
Recoveries	88,945	40,337	10,097	30,451	2,728	172,558
Net charge-offs	(37,383)	(178,241)	(26,958)	(46,475)	(1,746)	(290,803)
Provision for losses	35,750	170,986	24,478	57,962	1,746	290,922
Effect of foreign currency translation	(281)	115	—	100	—	(66)
Balance, end of period	$3,290	$48,910	$11,714	$18,013	$—	$81,927

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $13.4 million and $14.3 million at September 30, 2019 and December 31, 2018, respectively. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range up to six months. See the 2018 Form 10-K for further details of the Company's accounting policy. As of September 30, 2019 and December 31, 2018, the maximum amount payable under all such guarantees was $60.4 million and $66.9 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the Allowance for loan losses, which it recognizes for its consumer loans. Liability for incurred losses on CSO loans Guaranteed by the Company was $10.2 million and $12.0 million at September 30, 2019 and December 31, 2018, respectively.

The Company placed $5.9 million and $17.2 million in collateral accounts for the benefit of lenders at September 30, 2019 and December 31, 2018, respectively, which is reflected in "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
8.25% Senior Secured Notes (due 2025)	$677,924	$676,661
Non-Recourse Canada SPV Facility	102,483	107,479
Senior Revolver	25,000	20,000
Debt	$805,407	$804,140

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025 ("8.25% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the balance of capitalized financing costs of $12.1 million, net of amortization, is included in the Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

The proceeds of this issuance were used (i) to redeem the outstanding 12.00% Senior Secured Notes of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, a wholly-

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

owned subsidiary, which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1, 2022. In connection with these 12.00% Senior Secured Notes, the Company capitalized financing costs of $18.3 million. These costs were being amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

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

As of September 30, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $102.5 million, net of deferred financing costs of $3.3 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

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

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the 8.25% Senior Secured Notes. Additionally, the negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for the 8.25% Senior Secured Notes. The revolver had an outstanding balance of $25.0 million at September 30, 2019.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., a Canadian subsidiary ("Cash Money"), maintains a C$10.0 million revolving credit facility with Royal Bank of Canada (the "Cash Money Revolving Credit Facility"), which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of September 30, 2019, the borrowing capacity under the Cash Money Revolving Credit Facility, which was C$9.7 million, net of C$0.3 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at September 30, 2019 and December 31, 2018.

Subordinated Stockholder Debt

As part of the acquisition of Cash Money in 2011, the Company received indemnification for certain claims through issuance of an escrow note to the seller, bearing interest at 10.0% per annum with quarterly interest payments. This note matured and was paid during the second quarter of 2019.

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC and a wholly-owned subsidiary entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million revolving borrowing capacity that could expand over time (collectively, “Non-Recourse U.S. SPV Facility”). Borrowings under this facility bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The SPV Borrower also paid a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were $5.3 million, net of amortization. These capitalized financing costs were included in the Condensed Consolidated Balance Sheet as a component of "Debt" and were amortized over the term of the Non-Recourse U.S. SPV Facility.

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

NOTE 6 – SHARE-BASED COMPENSATION

The Company's stockholder-approved 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustment provisions, which may be issued in the form of stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, performance awards and other awards that may be settled in or based on common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

Restricted Stock Units
Grants of time-based RSUs are valued at the date of grant based on the value of common stock and are expensed using the straight-line method over the service period. These RSUs are subject to time-based vesting and typically vest over a three-year period.

Grants of market-based RSUs are valued using the Monte Carlo simulation pricing model. In March 2019, the Company awarded market-based RSUs designed to drive the performance of the management team toward achievement of key corporate objectives. The market-based RSUs vest after three years depending upon the Company's total stockholder return over the three-year performance period relative to other companies in its selected peer group. Expense recognition for the market-based awards occurs over the service period using the straight-line method.

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

A summary of the status of time-based and market-based RSUs as of September 30, 2019 and changes during the nine months ended September 30, 2019 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2018	1,060,350	—	$14.29
Granted	598,114	397,752	10.08
Vested	(83,481)	—	15.59
Forfeited	(68,778)	—	14.05
September 30, 2019	1,506,205	397,752	$12.04

Share-based compensation expense for the three months ended September 30, 2019 and 2018, which includes compensation costs from stock options and RSUs, was $2.8 million and $2.1 million, respectively, and during the nine months ended September 30, 2019 and 2018 was $7.6 million and $6.1 million, respectively, and is included in the Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of September 30, 2019, there was $16.0 million of total unrecognized compensation cost related to stock options and RSUs, of which $12.9 million related to time-based RSUs and $2.8 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.7 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 27.9% and (34.8)% for the nine months ended September 30, 2019 and 2018, respectively.

On December 22, 2017, the 2017 Tax Act became law, which reduced the statutory U.S. Federal corporate income tax rate from 35% to 21%, enacted a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions and imposed a new minimum tax on global intangible low-taxed income ("GILTI"). The Company provided an estimate of the deemed repatriation tax as of December 31, 2017, and pursuant to further IRS guidance, the Company recorded an additional accrual of $1.2 million during the nine months ended September 30, 2018. The Company recorded an estimated GILTI tax of $0.5 million and $0.6 million during the nine months ended September 30, 2019 and 2018, respectively.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $153.6 million were distributed to the U.S., the Company would be subject to Canadian withholding taxes of an estimated $7.7 million. In the event the earnings were distributed to the U.S., the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

NOTE 8 – FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the Condensed Consolidated Balance Sheets at September 30, 2019 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$5,799	$5,799	$—	$—	$5,799
Financial liabilities:
Non-qualified deferred compensation plan	$4,333	$4,333	$—	$—	$4,333

The table below presents the assets and liabilities that were carried at fair value on the Condensed Consolidated Balance Sheets at December 31, 2018 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	Total
Financial assets: (1)
Cash Surrender Value of Life Insurance	$4,790	$4,790	$—	$—	$4,790
Financial liabilities:
Non-qualified deferred compensation plan	$3,639	$3,639	$—	$—	$3,639
(1) Zibby was not included as of 12/31/18 as it was accounted for under the cost method.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at September 30, 2019 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$62,207	$62,207	$—	$—	$62,207
Restricted cash	38,754	38,754	—	—	38,754
Loans receivable, net	549,230	—	—	549,230	549,230
Investment in Zibby	11,231	—	—	11,231	11,231
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$10,249	$—	$—	$10,249	$10,249
8.25% Senior Secured Notes	677,924	—	591,489	—	591,489
Non-Recourse Canada SPV facility	102,483	—	—	105,742	105,742
Senior Revolver	25,000	—	—	25,000	25,000

The table below presents the assets and liabilities that were not carried at fair value on the Condensed Consolidated Balance Sheets at December 31, 2018 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$61,175	$61,175	$—	$—	$61,175
Restricted cash	25,439	25,439	—	—	25,439
Loans receivable, net	497,534	—	—	497,534	497,534
Investment in Zibby	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$12,007	$—	$—	$12,007	$12,007
8.25% Senior Secured notes	676,661	—	531,179	—	531,179
Non-Recourse Canada SPV facility	107,479	—	—	111,335	111,335
Senior Revolver	20,000	—	—	20,000	20,000

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

During the second and third quarters of 2019, Zibby completed an equity raising round through which the Company increased its investment in Zibby to 42.3%, on a fully diluted basis, resulting in the accounting of the investment under the equity method as of September 30, 2019. This round included additional investments from existing shareholders and by new investors. As a result of the additional investment, the Company recognized a $3.7 million loss to adjust the Company's carrying value of Zibby.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying value was further adjusted by the Company's pro rata share of Zibby's losses during the period in which the Company held a greater than 20% investment, typically considered the threshold for equity method accounting. During the three months ended September 30, 2019, this carrying value adjustment was $1.4 million.

The 8.25% Senior Secured Notes fair value disclosure was transferred from Level 3, as previously reported, to Level 2 for September 30, 2019 and December 31, 2018. Upon management's review of the inputs, the Level 2 disclosure is appropriate given the limited trading activity in this public (observable) market. The fair values of the Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Common Stock		Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2017	44,561,419	$8	$46,079	$3,988	$(42,939)	$7,136
Net income from continuing operations	—	—	—	24,913	—	24,913
Net loss from discontinued operations	—	—	—	(1,621)	—	(1,621)
Foreign currency translation adjustment	—	—	—	—	(2,910)	(2,910)
Cash flow hedge expiration	—	—	—	—	54	54
Share based compensation expense	—	—	1,842	—	—	1,842
Initial Public Offering, Net Proceeds (2) (underwriter shares)	1,000,000	1	13,135	—	—	13,136
Balances at March 31, 2018	45,561,419	$9	$61,056	$27,280	$(45,795)	$42,550
Net income from continuing operations	—	—	—	18,718	—	18,718
Net loss from discontinued operations	—	—	—	(2,743)	—	(2,743)
Foreign currency translation adjustment	—	—	—	—	(6,754)	(6,754)
Cash flow hedge expiration	—	—	—	—	(439)	(439)
Share based compensation expense	—	—	1,478	—	—	1,478
Proceeds from exercise of stock options	209,132	—	39	—	—	39
Common stock issued for RSU's vesting	49,994	—	—	—	—	—
Balances at June 30, 2018	45,820,545	$9	$62,573	$43,255	$(52,988)	$52,849
Net loss from continuing operations	—	—	—	(42,590)	—	(42,590)
Net loss from discontinued operations	—	—	—	(4,432)	—	(4,432)
Foreign currency translation adjustment	—	—	—	—	2,649	2,649
Cash flow hedge expiration	—	—	—	—	(187)	(187)
Share based compensation expense	—	—	2,792	—	—	2,792
Proceeds from exercise of stock options	222,432	—	369	—	—	369
Initial Public Offering, Net Proceeds (underwriter shares)	—	—	(1,586)	—	—	(1,586)
Balance at September 30, 2018	46,042,977	$9	$64,148	$(3,767)	$(50,526)	$9,864
(1) Accumulated other comprehensive income (loss)
(2) In connection with the Company's initial public offering in December 2017, the underwriters had a 30-day option to purchase up to an additional 1.0 million shares of the Company's common stock at the initial public offering price, less the underwriting discount for over-allotments, if any. The underwriters exercised this option and purchased 1.0 million shares on January 5, 2018. The exercise of this option provided additional proceeds of $13.1 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Common Stock		Paid-in capital	Treasury Stock	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$60,015	$—	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	2,172	—	—	—	2,172
Proceeds from exercise of stock options	7,888	—	40	—	—	—	40
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	(110)	—	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$62,117	$—	$18,983	$(44,365)	$36,744
Net income from continuing operations	—	—	—	—	17,667	—	17,667
Net loss from discontinued operations	—	—	—	—	(834)	—	(834)
Foreign currency translation adjustment	—	—	—	—	—	3,635	3,635
Share based compensation expense	—	—	2,644	—	—	—	2,644
Proceeds from exercise of stock options	4,908	—	29	—	—	—	29
Repurchase of common stock	(244,200)	—	—	(2,507)	—	—	(2,507)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	63,285	—	—	—	—	—	—
Balances at June 30, 2019	46,255,282	$9	$64,790	$(2,507)	$35,816	$(40,730)	$57,378
Net income from continuing operations	—	—	—	—	27,987	—	27,987
Net loss from discontinued operations	—	—	—	—	(598)	—	(598)
Foreign currency translation adjustment	—	—	—	—	—	(1,954)	(1,954)
Share based compensation expense	—	—	2,771	—	—	—	2,771
Proceeds from exercise of stock options	3,924	—	18	—	—	—	18
Repurchase of common stock (2)	(3,912,041)	—	—	(50,557)	—	—	(50,557)
Balances at September 30, 2019	42,347,165	$9	$67,579	$(53,064)	$63,205	$(42,684)	$35,045
(1) Accumulated other comprehensive income (loss)
(2) Includes the repurchase of 2,000,000 shares of common stock from FFL for $13.55 per share. See Note 17 - "Share Repurchase Program" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018
Net income (loss) from continuing operations	$27,987	$(42,590)	$74,327	$1,041
Net (loss) income from discontinued operations, net of tax	(598)	(4,432)	$6,943	$(8,796)
Net income (loss)	$27,389	$(47,022)	$81,270	$(7,755)

Weighted average common shares - basic	44,422	45,853	45,759	45,674
Dilutive effect of stock options and restricted stock units	1,588	—	1,128	2,387
Weighted average common shares - diluted	46,010	45,853	46,887	48,061

Basic earnings (loss) per share:
Continuing operations	$0.63	$(0.93)	$1.63	$0.02
Discontinued operations	(0.01)	(0.10)	0.15	(0.19)
Basic earnings per share	$0.62	$(1.03)	$1.78	$(0.17)

Diluted earnings (loss) per share:
Continuing operations	$0.61	$(0.93)	$1.59	$0.03
Discontinued operations	(0.01)	(0.10)	0.15	(0.19)
Diluted earnings per share	$0.60	$(1.03)	$1.74	$(0.16)
(1) As of December 31, 2018, the Company made certain insignificant adjustments to previously-reported Earnings Per Share ("EPS") to correctly reflect the effect of anti-dilutive shares on diluted EPS calculations in accordance with ASC 260. These changes were immaterial to the overall EPS calculation. Diluted loss per share for the three months ended September 30, 2018 of $0.97 was corrected to $1.03.

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating "Diluted earnings per share." For the three and nine months ended September 30, 2019, there were 0.1 million and 0.3 million, respectively, of potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive. For the three months ended September 30, 2018, there were 2.5 million potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive. There was no effect for the nine months ended September 30, 2018.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid for:
Interest	$65,627	$80,748
Income taxes, net of refunds	2,029	15,868
Non-cash investing activities:
Property and equipment accrued in accounts payable	$604	$1,240

NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's Chief Operating Decision Maker ("CODM") reviews financial information for operational decision making purposes. During the first quarter of 2019, the U.K. Subsidiaries met discontinued operations criteria, resulting in two remaining reportable operating segments: the U.S. and Canada.
Management’s evaluation of performance utilizes gross margin and operating profit before the allocation of interest expense and professional services. The following reporting segment results reflect this basis for evaluation and were determined in accordance with the same accounting principles used in the Condensed Consolidated Financial Statements.
The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues by segment:
U.S.	$237,069	$223,273	$673,234	$617,992
Canada	60,195	46,209	166,269	139,502
Consolidated revenue	$297,264	$269,482	$839,503	$757,494
Gross margin by segment:
U.S.	$77,250	$60,105	$232,120	$215,497
Canada	19,389	489	51,197	28,291
Consolidated gross margin	$96,639	$60,594	$283,317	$243,788
Segment operating income (loss):
U.S.	$28,092	$(53,624)	$76,316	$(11,430)
Canada	11,134	(5,880)	26,749	12,202
Consolidated operating profit	$39,226	$(59,504)	$103,065	$772
Expenditures for long-lived assets by segment:
U.S.	$2,890	$4,483	$7,888	$6,466
Canada	216	590	1,382	1,564
Consolidated expenditures for long-lived assets	$3,106	$5,073	$9,270	$8,030

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table provides gross loans receivable by segment (in thousands):

	September 30, 2019	December 31, 2018
U.S.	$370,967	$361,473
Canada	286,648	210,058
Total gross loans receivable	$657,615	$571,531

The following table provides net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	September 30, 2019	December 31, 2018
U.S.	$42,937	$47,918
Canada	27,444	28,832
Total net long-lived assets	$70,381	$76,750

The Company's CODM does not review total assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

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

Plaintiffs allege generally that, during the putative class period, the Company made misleading statements and omitted material information regarding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. Plaintiffs assert that the Company and the individual defendants made these misstatements and omissions to keep the stock price high. Plaintiffs seek unspecified damages and other relief. The Company filed a motion to dismiss the lawsuit on August 15, 2019.

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

During the first quarter of 2019, the Company received an inquiry from the SEC regarding the Company's public disclosures surrounding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans.

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

NOTE 14 – LEASES

The Company entered into operating leases for the buildings in which it operates that expire at various times through 2033. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the Condensed Consolidated Balance Sheets.

ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates obtained from financial institutions as an input, adjusted for Company specific factors, to derive the incremental borrowing rate as the discount rate for the lease.

The majority of the leases have an original term of five years with two five-year renewal options. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. Some of the leases are with related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease costs for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs:
Third-Party	$7,687	$23,000
Related-Party	865	2,595
Total	$8,552	$25,595

During the nine months ended September 30, 2019, cash paid for amounts included in the measurement of the liabilities and the operating cash flows were $26.0 million. ROU assets obtained in exchange for lease liabilities were $11.1 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the aggregate operating lease maturities that the Company is contractually obligated to make under operating leases as of September 30, 2019 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2019	$7,698	$922	$8,620
2020	29,596	3,752	33,348
2021	26,450	3,772	30,222
2022	23,387	3,669	27,056
2023	18,674	1,313	19,987
2024	14,088	963	15,051
Thereafter	35,697	3,414	39,111
Total	155,590	17,805	173,395
Less: Imputed interest	(42,920)	(4,427)	(47,347)
Operating lease liabilities	$112,670	$13,378	$126,048

In accordance with the prior guidance, ASC 840, Leases, the future minimum lease payments by fiscal year as determined prior to the adoption of ASC 842, Leases, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, were as follows (in thousands):

	Third Party	Related Party	Total
2019	$24,211	$3,330	$27,541
2020	20,547	3,285	23,832
2021	17,301	3,324	20,625
2022	14,558	3,322	17,880
2023	10,269	705	10,974
Thereafter	13,446	730	14,176
Total (1)	$100,332	$14,696	$115,028
(1) Future minimum lease payments exclude the U.K. as all U.K. subsidiaries were placed into administration effective February 25, 2019.

As of September 30, 2019, the weighted average remaining lease term was 6.3 years, and the weighted average operating discount rate used to determine the operating lease liability remained 10.3%.

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

Revenue and expenses related to discontinued operations included activity prior to the deconsolidation of the U.K. Subsidiaries effective February 25, 2019. For the nine months ended September 30, 2019, "Loss on disposition" of $39.4 million included the non-cash effect of eliminating assets and liabilities of the U.K. Subsidiaries as of the date of deconsolidation, as well as the effect of cumulative currency exchange rate differences on the U.S. investment in the U.K.

In connection with the disposition of the U.K. Subsidiaries, the U.S. entity that owned the Company's interests in the U.K. Subsidiaries recognized a loss on investment. This loss resulted in an estimated U.S. federal and state income tax benefit of $46.0 million, which will be available to offset the Company's future U.S. federal and state income tax obligations. During the three months ended September 30, 2019, the Company revised the estimate of the tax basis in the U.K. Subsidiaries, resulting in a $0.6 million reduction in the income tax benefit initially recorded in the first quarter of 2019.

The following table presents financial results of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019(1)	2018
Revenue	$—	$13,522	$6,957	$36,251
Provision for losses	—	6,831	1,703	16,618
Net revenue	—	6,691	5,254	19,633

Cost of providing services
Office	—	416	246	1,490
Other costs of providing services	—	120	61	1,213
Advertising	—	2,765	775	7,077
Total cost of providing services	—	3,301	1,082	9,780
Gross margin	—	3,390	4,172	9,853
Operating expense (income)
Corporate, district and other expenses	—	7,690	3,810	18,390
Interest income	—	(7)	(4)	(19)
Loss on disposition	—	—	39,414	—
Total operating expense	—	7,683	43,220	18,371
Pre-tax loss from operations of discontinued operations	—	(4,293)	(39,048)	(8,518)
Income tax expense (benefit) related to disposition	598	139	(45,991)	278
Net (loss) income from discontinued operations	$(598)	$(4,432)	$6,943	$(8,796)
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the aggregate carrying amounts of the assets and liabilities of the U.K. Subsidiaries (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Cash	$—	$9,859
Restricted cash	—	3,384
Gross loans receivable	—	25,256
Less: allowance for loan losses	—	(5,387)
Loans receivable, net	—	19,869
Prepaid expenses and other	—	1,482
Other	—	267
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$34,861
LIABILITIES
Accounts payable and accrued liabilities	$—	$8,136
Deferred revenue	—	180
Accrued interest	—	(5)
Deferred rent	—	149
Other long-term liabilities	—	422
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$8,882

The following table presents cash flows of the U.K. Subsidiaries (in thousands):

	Nine Months Ended September 30,
	2019(1)	2018
Net cash (used in) provided by discontinued operating activities	$(504)	$5,562
Net cash used in discontinued investing activities	(14,213)	(24,481)
Net cash used in discontinued financing activities	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information is presented separately for:

(i)
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

(ii)	The Company's other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”);

(iii)	The Non-recourse Canada SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary;

(iv)	CURO as the issuer of the 8.25% Senior Secured Notes;

(v)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in subsidiaries;

(vi)	The Company and its subsidiaries on a consolidated basis.

For additional details, see Note 5. "Debt".

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$40,683	$21,524	$—	$—	$—	$62,207
Restricted cash	13,773	3,084	21,897	—	—	38,754
Loans receivable, net	293,711	49,362	206,157	—	—	549,230
Right of use asset - operating leases	76,165	42,095	—	—	—	118,260
Deferred income taxes	(9,086)	—	—	10,932	—	1,846
Income taxes receivable	(960)	3,974	—	20,952	—	23,966
Prepaid expenses and other	24,148	8,083	(3)	—	—	32,228
Property and equipment, net	42,937	27,444	—	—	—	70,381
Goodwill	91,131	28,979	—	—	—	120,110
Other intangibles, net	10,687	21,979	—	—	—	32,666
Intercompany receivable	112,413	—	—	—	(112,413)	—
Investment in subsidiaries	—	—	—	37,131	(37,131)	—
Other	17,805	679	—	—	—	18,484
Total assets	$713,407	$207,203	$228,051	$69,015	$(149,544)	$1,068,132
Liabilities and Stockholders' equity:
Accounts payable and accrued liabilities	$48,657	$6,773	$7,259	$996	$—	$63,685
Deferred revenue	5,639	3,369	44	—	—	9,052
Lease liability - operating leases	83,891	42,157	—	—	—	126,048
Income taxes payable	(4,030)	—	—	4,030	—	—
Accrued interest	104	—	777	4,744	—	5,625
Payable to CURO Holdings Corp.	657,895	—	—	(657,895)	—	—
CSO liability for losses	10,249	—	—	—	—	10,249
Debt	25,000	—	102,483	677,924	—	805,407
Intercompany payable	—	18,742	93,671	—	(112,413)	—
Other liabilities	8,114	480	—	—	—	8,594
Deferred tax liabilities	(4,171)	4,427	—	4,171	—	4,427
Total liabilities	831,348	75,948	204,234	33,970	(112,413)	1,033,087
Stockholders' equity	(117,941)	131,255	23,817	35,045	(37,131)	35,045
Total liabilities and stockholders' equity	$713,407	$207,203	$228,051	$69,015	$(149,544)	$1,068,132

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$237,069	$29,984	$30,211	$—	$—	$297,264
Provision for losses	102,997	7,191	13,679	—	—	123,867
Net revenue	134,072	22,793	16,532	—	—	173,397
Cost of providing services:
Salaries and benefits	18,301	9,161	—	—	—	27,462
Occupancy	8,249	5,787	—	—	—	14,036
Office	4,611	1,382	—	—	—	5,993
Other costs of providing services	11,475	1,368	—	—	—	12,843
Advertising	14,186	2,238	—	—	—	16,424
Total cost of providing services	56,822	19,936	—	—	—	76,758
Gross margin	77,250	2,857	16,532	—	—	96,639
Operating expense (income) :
Corporate, district and other expenses	29,930	5,296	472	2,967	—	38,665
Intercompany management fee	(3,276)	3,268	8	—	—	—
Interest expense	258	24	2,463	14,619	—	17,364
Loss from equity method investment	1,384	—	—	—	—	1,384
Intercompany interest (income) expense	(1,462)	893	569	—	—	—
Total operating expense	26,834	9,481	3,512	17,586	—	57,413
Income (loss) from continuing operations before income taxes	50,416	(6,624)	13,020	(17,586)	—	39,226
Provision (benefit) for income tax expense	13,700	1,986	—	(4,447)	—	11,239
Net income (loss) from continuing operations	36,716	(8,610)	13,020	(13,139)	—	27,987
Net loss on discontinued operations	—	(598)	—	—	—	(598)
Net (loss) income	36,716	(9,208)	13,020	(13,139)	—	27,389
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	40,528	(40,528)	—
Guarantor Subsidiaries	36,716	—	—	—	(36,716)	—
Non-Guarantor Subsidiaries	(9,208)	—	—	—	9,208	—
SPV Subs	13,020	—	—	—	(13,020)	—
Net income (loss) attributable to CURO	$77,244	$(9,208)	$13,020	$27,389	$(81,056)	$27,389

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$141,385	$39,814	$88,283	$—	$269,482	$—	$—	$269,482
Provision for losses	—	—	58,514	5,860	63,318	—	127,692	—	—	127,692
Net revenue	—	—	82,871	33,954	24,965	—	141,790	—	—	141,790
Cost of providing services:
Salaries and benefits	—	—	17,579	8,936	—	—	26,515	—	—	26,515
Occupancy	—	—	7,875	5,647	—	—	13,522	—	—	13,522
Office	—	—	5,586	1,740	—	—	7,326	—	—	7,326
Other store operating expenses	—	—	10,650	1,244	590	—	12,484	—	—	12,484
Advertising	—	—	17,632	3,717	—	—	21,349	—	—	21,349
Total cost of providing services	—	—	59,322	21,284	590	—	81,196	—	—	81,196
Gross Margin	—	—	23,549	12,670	24,375	—	60,594	—	—	60,594
Operating (income) expense:
Corporate, district and other expenses	(886)	48	20,663	5,134	60	—	25,019	2,476	—	27,495
Intercompany management fee	—	—	(6,761)	2,516	4,245	—	—	—	—	—
Interest expense	12,503	—	(149)	(38)	5,276	—	17,592	5,811	—	23,403
Intercompany interest (income) expense	—	(916)	(455)	1,371	—	—	—	—	—	—
Loss on extinguishment of debt	69,200	—	—	—	—	—	69,200	—	—	69,200
Total operating expense	80,817	(868)	13,298	8,983	9,581	—	111,811	8,287	—	120,098
(Loss) income from continuing operations before income taxes	(80,817)	868	10,251	3,687	14,794	—	(51,217)	(8,287)	—	(59,504)
(Benefit) provision for income tax expense	(17,930)	6,803	(2,177)	(1,508)	—	—	(14,812)	(2,102)	—	(16,914)
Net (loss) income from continuing operations	(62,887)	(5,935)	12,428	5,195	14,794	—	(36,405)	(6,185)	—	(42,590)
Net loss from discontinued operations	—	—	—	(4,432)	—	—	(4,432)	—	—	(4,432)
Net (loss) income	(62,887)	(5,935)	12,428	763	14,794	—	(40,837)	(6,185)	—	(47,022)
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	(40,837)	40,837	—
CURO Intermediate	(5,935)	—	—	—	—	5,935	—	—	—	—
Guarantor Subsidiaries	12,428	—	—	—	—	(12,428)	—	—	—	—
Non-Guarantor Subsidiaries	763	—	—	—	—	(763)	—	—	—	—
SPV Subs	14,794	—	—	—	—	(14,794)	—	—	—	—
Net (loss) income attributable to CURO	$(40,837)	$(5,935)	$12,428	$763	$14,794	$(22,050)	$(40,837)	$(47,022)	$40,837	$(47,022)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$673,234	$84,920	$81,349	$—	$—	$839,503
Provision for losses	280,529	17,634	40,099	—	—	338,262
Net revenue	392,705	67,286	41,250	—	—	501,241
Cost of providing services:
Salaries and benefits	55,675	26,574	—	—	—	82,249
Occupancy	24,292	17,913	—	—	—	42,205
Office	12,504	4,059	—	—	—	16,563
Other costs of providing services	36,395	3,522	—	—	—	39,917
Advertising	31,719	5,271	—	—	—	36,990
Total cost of providing services	160,585	57,339	—	—	—	217,924
Gross margin	232,120	9,947	41,250	—	—	283,317
Operating expense (income):
Corporate, district and other expenses	98,486	16,900	(283)	7,940	—	123,043
Intercompany management fee	(9,576)	9,553	23	—	—	—
Interest expense	575	103	7,728	43,671	—	52,077
Loss from equity method investment	5,132	—	—	—	—	5,132
Intercompany interest (income) expense	(3,855)	2,663	1,192	—	—	—
Total operating expense	90,762	29,219	8,660	51,611	—	180,252
Income (loss) from continuing operations before income taxes	141,358	(19,272)	32,590	(51,611)	—	103,065
Provision (benefit) for income tax expense	37,309	4,115	—	(12,686)	—	28,738
Net income (loss) from continuing operations	104,049	(23,387)	32,590	(38,925)	—	74,327
Net loss on discontinued operations	—	6,943	—	—	—	6,943
Net income (loss)	104,049	(16,444)	32,590	(38,925)	—	81,270
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	120,195	(120,195)	—
Guarantor Subsidiaries	104,049	—	—	—	(104,049)	—
Non-Guarantor Subsidiaries	(16,444)	—	—	—	16,444	—
SPV Subs	32,590	—	—	—	(32,590)	—
Net income (loss) attributable to CURO	$224,244	$(16,444)	$32,590	$81,270	$(240,390)	$81,270

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
(dollars in thousands)	CFTC	CURO Intermediate	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$387,827	$133,107	$236,560	$—	$757,494	$—	$—	$757,494
Provision for losses	—	—	140,603	32,770	117,549	—	290,922	—	—	290,922
Net revenue	—	—	247,224	100,337	119,011	—	466,572	—	—	466,572
Cost of providing services:
Salaries and benefits	—	—	53,667	26,674	—	—	80,341	—	—	80,341
Occupancy	—	—	23,164	17,105	—	—	40,269	—	—	40,269
Office	—	—	15,416	3,895	—	—	19,311	—	—	19,311
Other store operating expenses	—	—	33,934	3,045	1,537	—	38,516	—	—	38,516
Advertising	—	—	35,200	9,147	—	—	44,347	—	—	44,347
Total cost of providing services	—	—	161,381	59,866	1,537	—	222,784	—	—	222,784
Gross Margin	—	—	85,843	40,471	117,474	—	243,788	—	—	243,788
Operating expense (income):
Corporate, district and other expenses	20	73	74,038	14,789	137	—	89,057	6,847	—	95,904
Intercompany management fee	—	—	(19,718)	8,425	11,293	—	—	—	—	—
Interest expense	47,410	—	(321)	26	13,303	—	60,418	5,811	—	66,229
Intercompany interest (income) expense	—	(2,700)	(526)	3,226	—	—	—	—	—	—
Loss on extinguishment of debt	80,883	—	—	—	—	—	80,883	—	—	80,883
Total operating expense	128,313	(2,627)	53,473	26,466	24,733	—	230,358	12,658	—	243,016
(Loss) income from continuing operations before income taxes	(128,313)	2,627	32,370	14,005	92,741	—	13,430	(12,658)	—	772
(Benefit) provision for income tax expense	(30,189)	38,830	(8,220)	2,521	—	—	2,942	(3,211)	—	(269)
Net (loss) income from continuing operations	(98,124)	(36,203)	40,590	11,484	92,741	—	10,488	(9,447)	—	1,041
Net loss from discontinued operations	—	—	—	(8,796)	—	—	(8,796)	—	—	(8,796)
Net (loss) income	(98,124)	(36,203)	40,590	2,688	92,741	—	1,692	(9,447)	—	(7,755)
Equity in net (loss) income of subsidiaries:
CFTC	—	—	—	—	—	—	—	1,692	(1,692)	—
CURO Intermediate	(36,203)	—	—	—	—	36,203	—	—	—	—
Guarantor Subsidiaries	40,590	—	—	—	—	(40,590)	—	—	—	—
Non-Guarantor Subsidiaries	2,688	—	—	—	—	(2,688)	—	—	—	—
SPV Subs	92,741	—	—	—	—	(92,741)	—	—	—	—
Net income (loss) attributable to CURO	$1,692	$(36,203)	$40,590	$2,688	$92,741	$(99,816)	$1,692	$(7,755)	$(1,692)	$(7,755)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
(dollars in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$273,564	$17,201	$119,898	$52,311	$1,319	$464,293
Net cash used in discontinued operating activities	—	(504)	—	—	—	(504)
Cash flows from investing activities:
Purchase of property, equipment and software	(7,351)	(1,316)	—	—	—	(8,667)
Originations of loans, net	(261,073)	(11,042)	(102,238)	—	—	(374,353)
Investment in Zibby	(8,168)	—	—	—	—	(8,168)
Net cash used in continuing investing activities	(276,592)	(12,358)	(102,238)	—	—	(391,188)
Net cash used in discontinued investing activities	—	(14,213)	—	—	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	15,992	—	—	15,992
Payments on Non-Recourse Canada SPV facility	—	—	(24,835)	—	—	(24,835)
Proceeds from credit facilities	120,000	59,811	—	—	—	179,811
Payments on credit facilities	(115,000)	(59,811)	—	—	—	(174,811)
Payments on subordinated stockholder debt	—	(2,252)	—	—	—	(2,252)
Payments to net share settle RSUs	—	—	—	(110)	—	(110)
Proceeds from exercise of stock options	87	—	—	—	—	87
Debt issuance costs paid	—	—	(169)	(29)	—	(198)
Repurchase of common stock	—	—	—	(52,172)	—	(52,172)
Net cash used in provided by financing activities (1)	5,087	(2,252)	(9,012)	(52,311)	—	(58,488)

Effect of exchange rate changes on cash and restricted cash	—	2,114	409	—	(1,319)	1,204
Net increase (decrease) in cash and restricted cash	2,059	(10,012)	9,057	—	—	1,104
Cash and restricted cash at beginning of period	52,397	34,620	12,840	—	—	99,857
Cash at end of period	$54,456	$24,608	$21,897	$—	$—	$100,961
(1) Financing activities include continuing operations only and were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
(dollars in thousands)	CFTC	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$628,468	$167,265	$(5,013)	$221,222	$22,344	$1,034,286	$(677,207)	$357,079
Net cash provided by (used in) discontinued operating activities	—	—	23,737	—	(18,175)	5,562	—	5,562
Net cash provided by (used in) operating activities	628,468	167,265	18,724	221,222	4,169	1,039,848	(677,207)	362,641
Cash flows from investing activities:
Purchase of property, equipment and software	—	(6,466)	(1,564)	—	—	(8,030)	—	(8,030)
Originations of loans, net	—	(162,031)	(558)	(249,846)	—	(412,435)	—	(412,435)
Investment in Zibby	(958)	—	—	—	—	(958)	—	(958)
Net cash used in continuing investing activities	(958)	(168,497)	(2,122)	(249,846)	—	(421,423)	—	(421,423)
Net cash used in discontinued investing activities	—	—	(24,481)	—	—	(24,481)	—	(24,481)
Net cash used in investing activities	(958)	(168,497)	(26,603)	(249,846)	—	(445,904)	—	(445,904)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. and Canada SPV facilities	—	—	—	106,949	—	106,949	—	106,949
Payments on Non-Recourse U.S. and Canada SPV facilities	—	—	—	(61,590)	—	(61,590)	—	(61,590)
Proceeds from credit facilities	39,000	—	26,169	—	—	65,169	—	65,169
Payments on credit facilities	(10,000)	—	(26,169)	—	—	(36,169)	—	(36,169)
Net proceeds from issuance of common stock	11,549	—	—	—	—	11,549	—	11,549
Proceeds from exercise of stock options	408	—	—	—	—	408	—	408
Payments on 12.00% Senior Secured Notes	(605,000)	—	—	—	—	(605,000)	—	(605,000)
Payments of call premiums from early debt extinguishments	(63,350)	—	—	—	—	(63,350)	—	(63,350)
Debt issuance costs paid	(117)	—	—	(4,527)	—	(4,644)	(12,873)	(17,517)
Net cash (used in) provided by financing activities (1)	(627,510)	—	—	40,832	—	(586,678)	677,127	90,449

Effect of exchange rate changes on cash	—	—	61	28	(4,169)	(4,080)	—	(4,080)
Net (decrease) increase in cash and restricted cash	—	(1,232)	(7,818)	12,236	—	3,186	(80)	3,106
Cash and restricted cash at beginning of period	—	119,056	48,484	6,871	—	174,411	80	174,491
Cash and restricted cash at end of period	—	117,824	40,666	19,107	—	177,597	—	177,597
Less: Cash and restricted cash at end of period of Discontinued Operations	—	—	11,303	—	—	11,303	—	11,303
Cash and restricted cash at end of period of Continuing Operations	$—	$117,824	$29,363	$19,107	$—	$166,294	$—	$166,294
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

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

Under this program, the Company repurchased 2,156,241 shares of common stock through September 30, 2019. The table below summarizes share repurchase activity during the three and nine months ended September 30, 2019 (in thousands, except for per share amounts and number of share amounts):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total number of shares repurchased	1,912,041	2,156,241
Average price paid per share	$12.27	$12.04
Total value of shares repurchased	$23,455	$25,962

Total authorized repurchase amount for the period presented	$47,493	$50,000
Total value of shares repurchased	23,455	25,962
Total remaining authorized repurchase amount	$24,038	$24,038

Separately, in August 2019, the Company entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds (“FFL”), a related party to the Company. Pursuant to the Share Repurchase Agreement, the Company repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of Common Stock. The purchase price was determined by using the Company's closing common stock price on August 29, 2019 of $13.97, less a discount of 3.0%. This transaction occurred outside of the share repurchase program authorized in April 2019.

NOTE 18 – SUBSEQUENT EVENTS

Share Repurchase Program

The Company repurchased 868,100 shares from October 1, 2019 through November 1, 2019 (in thousands, except per share amounts and number of share amounts):

October 1 - November 1
2019
Total number of shares repurchased	868,100
Average price paid per share	$13.03
Total value of shares repurchased	$11,311

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

Our growth has been fueled by acquisitions in the U.S. and Canada, as well as organically, including the launch of new brands. Recent brand launches include the March 2016 launch of LendDirect, a primarily online Installment and Open-End brand in Alberta, Canada, the June 2017 launch of Avio Credit, an online Installment and Open-End Loan brand in the U.S. market that is currently available in 11 states, and the February 2019 launch of Revolve Finance, discussed below.

Recent Developments

Share Repurchase Program. Our Board of Directors authorized a share repurchase program in April 2019 providing for the repurchase of up to $50.0 million of our common stock. The repurchase program, which commenced June 2019, will continue until completed or terminated. We expect the purchases to be made from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. Under this program, the Company repurchased 2,156,241 shares of common stock for total consideration of $26.0 million through September 30, 2019.

FFL Repurchase. In August 2019, the Company entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds (“FFL”), a related party. Pursuant to the Share Repurchase Agreement, the Company repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of Common Stock. This transaction occurred outside of the share repurchase program authorized in April 2019.

Revolve Finance. In February 2019, we launched Revolve Finance, sponsored by Republic Bank of Chicago, which is being introduced across the Company's U.S. stores. This product provides customers a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection.

Bank Partnerships. In September 2019, we terminated the previously disclosed agreement with MetaBank, a wholly-owned subsidiary of Meta Financial Group, Inc.

California Assembly Bill 539: On September 13, 2019, the California legislature passed Assembly Bill 539 which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36%, plus the Federal Funds Rate. On October 10, 2019, Governor Newsom signed the bill into law and it is scheduled to become effective on January 1, 2020. Revenue from California Unsecured and Secured Installment loans amounted to 13.0% of total revenue from continuing operations for the trailing 12 months ended September 30, 2019. See "Regulatory Environment and Compliance" for additional details.

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

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

Year-over-year comparisons for Open-End were affected by the Q1 2019 Open-End Loss Recognition Change. Additionally, throughout this release, we removed financial results of our former U.K. operations for all periods presented, as it was discontinued for accounting and reporting purposes in February 2019. See “Results of Discontinued Operations” within this release for additional information.

The following tables summarize revenue by product, including credit services organization ("CSO") fees, for the periods indicated (in thousands, unaudited):

	For the Three Months Ended
	September 30, 2019			September 30, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$135,541	$1,692	$137,233	$135,028	$2,632	$137,660
Secured Installment	28,270	—	28,270	28,562	—	28,562
Open-End	39,605	26,515	66,120	27,554	12,736	40,290
Single-Pay	29,140	20,172	49,312	27,792	22,822	50,614
Ancillary	4,513	11,816	16,329	4,337	8,019	12,356
Total revenue	$237,069	$60,195	$297,264	$223,273	$46,209	$269,482

During the three months ended September 30, 2019, total revenue grew $27.8 million, or 10.3%, to $297.3 million, compared to the prior-year period, predominantly driven by growth in Open-End loans in both countries. Geographically, total revenue in the U.S. and Canada grew 6.2% and 30.3%, respectively. From a product perspective, Unsecured Installment revenues rose 0.4% in the U.S., offset by a decrease in Canada of 35.7% due to the continued transition to Open-End loans. Secured Installment revenues and related receivables were consistent year-over-year. Single-Pay loan balances stabilized in Canada sequentially but year-over-year Single-Pay usage and product profitability were impacted negatively by regulatory changes in Ontario effective July 1, 2018, and our strategic transition of qualifying customers to Open-End loans during the third quarter of 2018. Open-End loans in Canada grew $18.1 million, or 8.3%, sequentially (defined within this Form 10-Q as the change from the second quarter of 2019 to the third quarter of 2019, or comparable periods for 2018 sequential metrics). Open-End loans in Canada grew $98.6 million, or 71.1%, from September 30, 2018, resulting in year-over-year revenue growth of $13.8 million, or 108.2%. U.S. Open-End revenue rose 43.7% on related loan growth of 71.2%. Ancillary revenues increased 32.2% versus the same quarter a year ago, primarily due to the sale of insurance products to Installment and Open-End loan customers in Canada.

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$390,026	$5,093	$395,119	$366,749	$11,227	$377,976
Secured Installment	81,823	—	81,823	81,195	—	81,195
Open-End	104,516	69,445	173,961	76,649	18,086	94,735
Single-Pay	82,733	58,872	141,605	78,835	90,461	169,296
Ancillary	14,136	32,859	46,995	14,565	19,727	34,292
Total revenue	$673,234	$166,269	$839,503	$617,993	$139,501	$757,494

For the nine months ended September 30, 2019, total revenue grew $82.0 million, or 10.8%, to $839.5 million, compared to the prior-year period, predominantly driven by growth in Open-End loans in both countries. Geographically, total revenue in the U.S. and Canada grew 8.9% and 19.2%, respectively. From a product perspective, Unsecured Installment revenues rose 6.3% in the U.S., offset by a decrease in Canada of 54.6% due to the continued transition to Open-End loans. Secured Installment revenues and related receivables remained consistent year-over-year. Canadian Single-Pay usage and product profitability were impacted negatively year-over-year by regulatory changes in Ontario effective July 1, 2018, and the strategic transition of qualifying customers to Open-End loans. Open-End revenues rose 83.6% on related loan growth in both countries. Ancillary revenues increased 37.0% versus the same quarter a year ago, primarily due to the sale of insurance to Installment and Open-End loan customers in Canada.

The following charts present revenue composition, including CSO fees, of the products and services that we currently offer for the periods indicated:
For the three months ended September 30, 2019 and 2018, revenue generated through our online channel was 46% and 44%, respectively, of consolidated revenue.

For the nine months ended September 30, 2019 and 2018, revenue generated through our online channel was 45% and 42%, respectively, of consolidated revenue.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and gross combined loans receivable decreased from the comparable prior-year quarter due to the continued mix shift to Open-End loans in Canada and portfolio optimization in California to manage upcoming January 1, 2020 regulatory changes. Unsecured Installment gross combined loans receivable decreased $15.7 million, or 6.0%, compared to September 30, 2018. Unsecured Installment loans Guaranteed by the Company declined $5.1 million year-over-year due to regulatory change in Ohio, which became effective in April 2019, and the subsequent conversion of Ohio CSO volume to Company-Owned loans, partially offset by growth in Texas.

The NCO rate for Company Owned Unsecured Installment gross loans receivables in the third quarter of 2019 increased approximately 125 bps from the third quarter of 2018 due to geographic mix shift from Canada to the U.S., and increases in U.S. NCO rates due to product and credit policy decisions. The NCO rate in the U.S. rose from 16.8% in the third quarter of 2018 to 18.5% in the third quarter of 2019, primarily due to credit limit increases. While credit limit increases generally result in modestly higher NCO rates in the related loan vintages, historically the growth in net revenue over the life of such vintages has more than covered the higher NCO rates.

The Unsecured Installment Allowance for loan losses as a percentage of Company Owned Unsecured Installment gross loans receivable ("allowance coverage") increased year-over-year from 19.5% as of September 30, 2018 to 21.9% as of September 30, 2019, primarily as a result of related higher NCO rates. Past due receivables as a percentage of total Gross Receivables remained consistent with the same quarter a year ago. Sequentially, the allowance coverage increased slightly, from 21.4% to 21.9% as of September 30, 2019.

NCO rates for Unsecured Installment loans Guaranteed by the Company improved nearly 60 bps compared to the same quarter a year ago. The CSO liability for losses remained consistent sequentially from 14.5% to 14.4% for the third quarter of 2019.

	2019			2018
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Unsecured Installment loans:
Revenue - Company Owned	$65,809	$59,814	$65,542	$69,748	$64,146
Provision for losses - Company Owned	31,891	33,514	33,845	39,565	32,946
Net revenue - Company Owned	$33,918	$26,300	$31,697	$30,183	$31,200
Net charge-offs - Company Owned	$28,973	$31,970	$37,919	$37,951	$27,308
Revenue - Guaranteed by the Company	$71,424	$62,298	$70,236	$75,559	$73,514
Provision for losses - Guaranteed by the Company	36,664	28,336	27,422	37,352	39,552
Net revenue - Guaranteed by the Company	$34,760	$33,962	$42,814	$38,207	$33,962
Net charge-offs - Guaranteed by the Company	$35,916	$27,486	$30,421	$38,522	$37,995
Unsecured Installment gross combined loans receivable:
Company Owned	$174,489	$164,722	$161,716	$190,403	$185,130
Guaranteed by the Company (1)(2)	70,704	65,055	59,740	77,451	75,807
Unsecured Installment gross combined loans receivable (1)(2)	$245,193	$229,777	$221,456	$267,854	$260,937
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$169,606	$163,219	$176,060	$187,767	$172,708
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (3)	$67,880	$62,398	$68,596	$76,629	$71,079
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (3)	$38,127	$35,223	$33,666	$37,716	$36,160
Unsecured Installment CSO liability for losses (3)	$10,181	$9,433	$8,584	$11,582	$12,750
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	21.9%	21.4%	20.8%	19.8%	19.5%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans guaranteed by the Company	14.4%	14.5%	14.4%	15.0%	16.8%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$46,537	$38,037	$40,801	$49,087	$49,637
Unsecured Installment gross loans guaranteed by the Company	$11,842	$10,087	$7,967	$11,708	$12,120
Past-due Unsecured Installment gross loans receivable -- percentage (2)	26.7%	23.1%	25.2%	25.8%	26.8%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	16.7%	15.5%	13.3%	15.1%	16.0%
Unsecured Installment other information:
Originations - Company Owned	$107,275	$102,792	$78,515	$114,182	$121,415
Originations - Guaranteed by the Company (1)	$89,644	$80,445	$68,899	$89,319	$91,828
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	18.3%	20.3%	20.9%	20.8%	17.8%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	51.9%	43.6%	45.9%	48.2%	52.2%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in the Condensed Consolidated Financial Statements.
(2) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(3) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO liability for losses is reported as a liability on the Condensed Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable balance as of September 30, 2019 remained consistent year-over-year. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable decreased year-over-year from 12.4% to 11.3% for the third quarter of 2019 and decreased sequentially from 11.5% to 11.3% during the third quarter of 2019, primarily as a result of an 80 bps improvement in the NCO rate.

	2019			2018
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Secured Installment loans:
Revenue	$28,270	$26,076	$27,477	$29,482	$28,562
Provision for losses	8,819	7,821	7,080	12,035	10,188
Net revenue	$19,451	$18,255	$20,397	$17,447	$18,374
Net charge-offs	$8,455	$7,630	$9,822	$11,132	$9,285
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$92,478	$87,718	$83,087	$95,922	$94,194
Average Secured Installment gross combined loans receivable (3)	$90,098	$85,403	$89,505	$95,058	$90,814
Secured Installment Allowance for loan losses and CSO liability for losses (2)	$10,431	$10,067	$9,874	$12,616	$11,714
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	11.3%	11.5%	11.9%	13.2%	12.4%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$17,645	$14,570	$13,866	$17,835	$17,754
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (1)	19.1%	16.6%	16.7%	18.6%	18.8%
Secured Installment other information:
Originations (4)	$45,990	$49,051	$33,490	$49,217	$51,742
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	9.5%	8.9%	8.5%	12.5%	10.8%
(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(2) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO liability for losses is reported as a liability on the Condensed Consolidated Balance Sheets.
(3) Average gross loans receivable calculated as beginning of quarter and end of quarter gross loans receivable.
(4) Includes loans originated by third-party lenders through CSO programs, which are not included in the Condensed Consolidated Financial Statements.

Open-End Loans

Open-End loan balances as of September 30, 2019 increased by $130.9 million when compared to September 30, 2018, primarily due to the continued growth in Canada. The Q1 2019 Open-End Loss Recognition Change, discussed further below, impacted comparability as Canada included $19.2 million of past-due Open-End loans as of September 30, 2019 that would have been charged off under the former policy. Sequentially, Open-End balances in Canada grew $18.1 million ($20.9 million on a constant currency basis) due to organic growth of the product and the introduction of Open-End loans in British Columbia during the third quarter of 2019. Remaining year-over-year loan growth was driven by the organic growth in seasoned U.S. markets, such as Tennessee and Kansas, and the relatively newer Virginia market. Similar to Canada, the Q1 2019 Open-End Loss Recognition Change affected comparability in the U.S., with the inclusion of $26.8 million of past-due Open-End loans as of September 30, 2019 that would have been charged off under the former policy.

The Open-End NCO rate during the third quarter of 2019 was 9.4%, compared to 17.1% in the same quarter in the prior year, as a result of a modest improvement in the U.S. and seasoning of the Canada portfolio. Sequentially, on a non-GAAP pro forma basis, as described below, NCO rates improved 130 bps, primarily on portfolio improvements in Canada.

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
The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019.
The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of September 30, 2019 include $46.1 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past-due loans.

•
Revenues: for the three and nine months ended September 30, 2019, gross revenues include interest earned on past-due loan balances of approximately $15 million and $35 million, respectively, while revenues in prior-year periods do not include comparable amounts.

•
Provision for Losses: prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by NCOs (total charge-offs less total recoveries) plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 17.2% at September 30, 2019, compared to 9.8% in the comparable prior-year period.

The following table reports 2019 Open-End loan performance including the effect of the Q1 2019 Open-End Loss Recognition Change:

	2019			2018
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Open-End loans:
Revenue	$66,120	$54,972	$52,869	$47,228	$40,290
Provision for losses	31,220	29,373	25,317	28,337	31,686
Net revenue	$34,900	$25,599	$27,552	$18,891	$8,604
Net charge-offs (1)	$28,202	$25,151	$(1,521)	$25,218	$23,579
Open-End gross loan balances:
Open-End gross loans receivable	$314,971	$283,311	$240,790	$207,333	$184,067
Average Open-End gross loans receivable (1)	$299,141	$262,051	$224,062	$195,700	$137,550
Open-End allowance for loan losses:
Allowance for loan losses	$54,233	$51,717	$46,963	$19,901	$18,013
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	17.2%	18.3%	19.5%	9.6%	9.8%
Open-End past-due balances:
Open-End past-due gross loans receivable	$46,053	$35,395	$32,444	$—	$—
Past-due Open-End gross loans receivable - percentage	14.6%	12.5%	13.5%	—%	—%
(1) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.

In addition, the following table illustrates, on a non-GAAP pro forma basis, the 2019 quarterly results as if the Q1 2019 Open-End Loss Recognition Change had been applied to our outstanding Open-End loan portfolio as of December 31, 2018. This table is illustrative of retrospective application to determine the NCOs that would have been incurred in each quarter of 2019 from the December 31, 2018 loan book. The primary purpose of this pro forma illustration is to provide a representative level of NCO rates from applying the Q1 2019 Open-End Loss Recognition Change.

Pro Forma	2019
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Revenue	$66,120	$54,972	$52,869
Provision for losses	31,220	29,373	25,317
Net revenue	$34,900	$25,599	$27,552
Net charge-offs	$29,762	$29,648	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$314,971	$283,311	$240,790
Average Open-End gross loans receivable (1)	$299,141	$262,051	$245,096
Net-charge offs as a percentage of average gross loans receivable	9.9%	11.3%	13.0%
Open-End allowance for loan losses:
Allowance for loan losses	$54,233	$51,717	$46,963
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	17.2%	18.3%	19.5%
Open-End past-due balances:
Open-End past-due gross loans receivable	$46,053	$35,395	$32,444
Past-due Open-End gross loans receivable - percentage	14.6%	12.5%	13.5%
(1) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.

Single-Pay

Single-Pay revenue during the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018, primarily due to regulatory changes in Canada (rate and product changes in Ontario and British Columbia) that accelerated the shift to Open-End products. U.S. Single-Pay receivables increased $1.7 million, or 4.1%, offset by a decrease in Canada receivables of $1.0 million, or 2.8%. Canada Single-Pay balances were stable sequentially from the second quarter of 2019. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable increased sequentially from 6.5% to 7.3%, and the NCO rate increased 215 bps year-over-year, as a result of mandated extended payment options for certain Canada Single-Pay loans.

	2019			2018
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Single-pay loans:
Revenue	$49,312	$45,528	$46,761	$49,696	$50,614
Provision for losses	14,736	12,446	8,268	12,825	12,757
Net revenue	$34,576	$33,082	$38,493	$36,871	$37,857
Net charge-offs	$13,913	$11,458	$8,610	$11,838	$12,892
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$78,039	$76,126	$69,753	$80,823	$77,390
Average Single-Pay gross loans receivable (1)	$77,083	$72,940	$75,288	$79,107	$81,028
Single-Pay Allowance for loan losses	$5,662	$4,941	$3,897	$4,189	$3,293
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	7.3%	6.5%	5.6%	5.2%	4.3%
(1) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.

Gross Combined Loans Receivable

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables include loans originated by third-party lenders through CSO programs, which are not included in our Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in millions, unaudited):

	As of
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Company Owned gross loans receivable	$657.6	$609.6	$553.2	$571.5	$537.8
Gross loans receivable Guaranteed by the Company	73.1	67.3	61.9	80.4	78.8
Gross combined loans receivable (1)	$730.7	$676.9	$615.1	$651.9	$616.6
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product are presented below (year-over-year sequential comparisons for Open-End are affected by the Q1 2019 Open-End Loss Recognition Change):

Gross combined loans receivable increased $114.1 million, or 18.5%, to $730.7 million as of September 30, 2019 from $616.6 million as of September 30, 2018. Geographically, gross combined loans receivable grew 5.0% and 48.1%, respectively, in the U.S. and Canada, explained further by product in the following sections.

Results of Operations - CURO Group Consolidated Operations
Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$297,264	$269,482	$27,782	10.3%	$839,503	$757,494	$82,009	10.8%
Provision for losses	123,867	127,692	(3,825)	(3.0)%	338,262	290,922	47,340	16.3%
Net revenue	173,397	141,790	31,607	22.3%	501,241	466,572	34,669	7.4%
Advertising costs	16,424	21,349	(4,925)	(23.1)%	36,990	44,347	(7,357)	(16.6)%
Non-advertising costs of providing services	60,334	59,847	487	0.8%	180,934	178,437	2,497	1.4%
Total cost of providing services	76,758	81,196	(4,438)	(5.5)%	217,924	222,784	(4,860)	(2.2)%
Gross margin	96,639	60,594	36,045	59.5%	283,317	243,788	39,529	16.2%

Operating expense
Corporate, district and other expenses	38,665	27,495	11,170	40.6%	123,043	95,904	27,139	28.3%
Interest expense	17,364	23,403	(6,039)	(25.8)%	52,077	66,229	(14,152)	(21.4)%
Loss on extinguishment of debt	—	69,200	(69,200)	#	—	80,883	(80,883)	#
Loss from equity method investment	1,384	—	1,384	#	5,132	—	5,132	#
Total operating expense	57,413	120,098	(62,685)	(52.2)%	180,252	243,016	(62,764)	(25.8)%
Net income (loss) from continuing operations before income taxes	39,226	(59,504)	98,730	#	103,065	772	102,293	#
Provision (benefit) for income taxes	11,239	(16,914)	28,153	#	28,738	(269)	29,007	#
Net income (loss) from continuing operations	27,987	(42,590)	70,577	#	74,327	1,041	73,286	#
Net (loss) income from discontinued operations, net of tax	(598)	(4,432)	3,834	(86.5)%	6,943	(8,796)	15,739	#
Net income (loss)	$27,389	$(47,022)	$74,411	#	$81,270	$(7,755)	$89,025	#
# - Variance greater than 100% or not meaningful

For the three months ended September 30, 2019 and 2018

Revenue and Net Revenue
Revenue increased $27.8 million, or 10.3%, to $297.3 million for the three months ended September 30, 2019, from $269.5 million for the three months ended September 30, 2018. Revenue for the three months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $15 million from the Q1 2019 Open-End Loss Recognition Change. U.S. revenue increased 6.2%, driven by volume growth. Canadian revenue increased 30.3% (31.6% on a constant currency basis), as volume growth offset yield compression from negative regulatory impacts on Single-Pay loan rates and the significant product mix-shift to Open-End loans.

Provision for losses decreased $3.8 million, or 3.0%, to $123.9 million for the three months ended September 30, 2019, from $127.7 million for the three months ended September 30, 2018. This decrease included incremental provision expense from the Q1 2019 Open-End Loss Recognition Change, consistent with the incremental revenue impact. Excluding the impact of the Q1 2019 Open-End Loss Recognition Change, provision expense declined year-over-year, primarily due to lower sequential loan growth than in the prior-year's quarter. For the three months ended September 30, 2019, gross combined loans receivable grew sequentially by $53.7 million, or 7.9%, compared to sequential growth of $126.8 million, or 25.9% for the three months ended September 30, 2018.

Cost of Providing Services

The total cost of providing services decreased $4.4 million, or 5.5%, to $76.8 million in the three months ended September 30, 2019, compared to $81.2 million in the three months ended September 30, 2018, primarily because of lower advertising costs. The decline in advertising costs was primarily the result of repositioning our California Installment loan portfolio in advance of regulatory changes and mix-shift, and stability in our Canadian portfolio following the Ontario deployment of Open-End loans in the third quarter of 2018.

Operating Expenses

Excluding share-based compensation of $2.8 million, legal and related costs of $0.9 million and U.K. related costs of $0.3 million, corporate, district and other expenses increased $8.1 million, or 30.4%, primarily due to higher variable compensation tied to our financial performance.

Our investment in Cognical Holdings, Inc. ("Zibby") is accounted for under the equity method. We record our pro rata share of Zibby's income or losses in the income statement with a corresponding adjustment to the carrying value of our investment in "Other" on the Condensed Consolidated Balance Sheet. Estimated losses recorded in the three months ended September 30, 2019 was $1.4 million and represents our share of losses during the period in which we held a greater than 20% investment, typically considered the threshold for equity method accounting.

Interest Expense

Interest expense for the third quarter of 2019 decreased by $6.0 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and our Non-Recourse U.S. SPV Facility. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous Non-Recourse U.S. SPV Facility.

Provision for Income Taxes

The effective income tax rate for the three months ended September 30, 2019 was 28.7%, compared to 28.4% for the three months ended September 30, 2018. The third quarter 2019 effective income tax rate included unfavorable impacts from the non-tax deductible loss on our equity method investment and changes in state income apportionment and a mix shift in taxable income between the U.S. and Canada. Excluding the impact of the loss on equity method investment, the effective tax rate for the three months ended September 30, 2019 was 27.7%.

For the nine months ended September 30, 2019 and 2018

Revenue and Net Revenue

Revenue increased $82.0 million, or 10.8%, to $839.5 million for the nine months ended September 30, 2019 from $757.5 million for the nine months ended September 30, 2018. Revenue for the nine months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $35 million from the Q1 2019 Open-End Loss Recognition Change, offset by a higher provision rate and the higher allowance discussed further below. U.S. revenue increased 8.9%, driven by volume growth. Canadian revenue increased 19.2% (23.1% on a constant currency basis), as volume growth more than offset yield compression from negative regulatory impacts on Single-Pay loan rates and the significant product mix-shift to Open-End loans.

Provision for losses increased $47.3 million, or 16.3%, to $338.3 million for the nine months ended September 30, 2019, from $290.9 million for the nine months ended September 30, 2018, primarily due to the Q1 2019 Open-End Loss Recognition Change. The nine months ended September 30, 2018 included $14.6 million of provision benefit from changes which included allowance coverage rates whereas the nine months ended 2019 included $5.1 million of benefit. Excluding the impact of the allowance coverage change, provision for losses increased $37.9 million, or 12.4%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year as further described in "Segment Analysis" below.

Cost of Providing Services

The total cost of providing services decreased $4.9 million, or 2.2%, to $217.9 million in the nine months ended September 30, 2019, compared to $222.8 million in the nine months ended September 30, 2018, primarily because of lower advertising costs, offset by increased loan servicing costs on higher volume. The decline in advertising costs was primarily the result of repositioning our California Installment loan portfolio in advance of regulatory changes and mix-shift, and stability in our Canadian portfolio following the Ontario deployment of Open-End loans in the third quarter of 2018.

Operating Expenses

Corporate, district and other expenses increased $27.1 million, or 28.3%, primarily as a result of $8.8 million for obtaining the consent of our holders of the 8.25% Senior Secured Notes and our bondholders associated with discontinuing our U.K. operations and other related U.K. separation costs, $2.0 million of legal and related costs as described above, $1.8 million of restructuring costs from our reduction-in-force implemented in January 2019 and $1.5 million of additional share-based compensation. Excluding these aforementioned costs, corporate, district and other expenses increased by $13.0 million, or 14.3%, primarily due to higher professional fees associated with our second year-end for full compliance with Sarbanes-Oxley and higher variable compensation tied to our financial performance.

Our investment in Zibby is accounted for under the equity method. We record our pro rata share of Zibby's income or losses in the income statement with a corresponding adjustment to the carrying value of our investment in "Other" on the Condensed Consolidated Balance Sheet. Our share of estimated losses for the nine months ended September 30, 2019 was $5.1 million, which includes a $3.7 million loss to adjust the Company's carrying value of Zibby. The carrying value was further adjusted by the Company's pro rata share of Zibby's losses during the period in which the Company held a greater than 20% investment, typically considered the threshold for equity method accounting.

Interest Expense

Interest expense decreased by $14.2 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and our Non-Recourse U.S. SPV Facility. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous Non-Recourse U.S. SPV Facility.

Provision for Income Taxes

The effective income tax rate for the nine months ended September 30, 2019 was 27.9%, compared to (34.8%) for the nine months ended September 30, 2018. Excluding the non-tax-deductible loss from our equity method investment, the effective income tax rate from continuing operations for the nine months ended September 30, 2019 was 26.6%. Excluding non-GAAP adjustments to Net income related to the 2017 Tax Act as presented in the reconciliation of Net Income to Adjusted Net Income, the effective income tax rate from continuing operations for the nine months ended September 30, 2018 was 24.1%.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands, unaudited):

U.S. Segment Results	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$237,069	$223,273	$13,796	6.2%	$673,234	$617,992	$55,242	8.9%
Provision for losses	102,997	103,256	(259)	(0.3)%	280,529	239,576	40,953	17.1%
Net revenue	134,072	120,017	14,055	11.7%	392,705	378,416	14,289	3.8%
Advertising costs	14,186	17,632	(3,446)	(19.5)%	31,719	35,200	(3,481)	(9.9)%
Non-advertising costs of providing services	42,636	42,280	356	0.8%	128,866	127,719	1,147	0.9%
Total cost of providing services	56,822	59,912	(3,090)	(5.2)%	160,585	162,919	(2,334)	(1.4)%
Gross margin	77,250	60,105	17,145	28.5%	232,120	215,497	16,623	7.7%
Corporate, district and other expenses	32,897	22,360	10,537	47.1%	106,426	81,113	25,313	31.2%
Interest expense	14,877	22,169	(7,292)	(32.9)%	44,246	64,931	(20,685)	(31.9)%
Loss on extinguishment of debt	—	69,200	(69,200)	#	—	80,883	(80,883)	#
Loss from equity method investment	1,384	—	1,384	#	5,132	—	5,132	#
Total operating expense	49,158	113,729	(64,571)	(56.8)%	155,804	226,927	(71,123)	(31.3)%
Segment operating income (loss)	28,092	(53,624)	81,716	#	76,316	(11,430)	87,746	#
Interest expense	14,877	22,169	(7,292)	(32.9)%	44,246	64,931	(20,685)	(31.9)%
Depreciation and amortization	3,390	3,536	(146)	(4.1)%	10,553	10,322	231	2.2%
EBITDA	46,359	(27,919)	74,278	#	131,115	63,823	67,292	#
Loss on extinguishment of debt	—	69,200	(69,200)		—	80,883	(80,883)
Restructuring costs	—	—	—		1,617	—	1,617
Legal and related costs	870	(1,297)	2,167		870	(1,297)	2,167
Other adjustments	42	(99)	141		(206)	(224)	18
U.K. related costs	348	—	348		8,844	—	8,844
Share-based compensation	2,771	2,089	682		7,587	6,112	1,475
Loss from equity method investment	1,384	—	1,384		5,132	—	5,132
Adjusted EBITDA	$51,774	$41,974	$9,800	23.3%	$154,959	$149,297	$5,662	3.8%
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the three months ended September 30, 2019 and 2018

Third quarter 2019 U.S. revenues increased by $13.8 million, or 6.2%, to $237.1 million, compared to the prior-year period. U.S. revenue growth was driven by a $21.0 million, or 5.0%, increase in gross combined loans receivable to $444.0 million at

September 30, 2019, compared to $423.0 million at September 30, 2018. Additionally, U.S. revenue for the three months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $13 million from the Q1 2019 Open-End Loss Recognition Change.

The provision for losses was consistent year-over-year despite the increase in loan receivables. The year-over-year provision change included incremental provision expense from the Q1 2019 Open-End Loss Recognition Change, consistent with the incremental revenue impact. Excluding the impact of the Q1 2019 Open-End Loss Recognition Change, provision expense declined year-over-year due to lower sequential growth in gross loans receivable compared to the prior year, offset by the aforementioned NCO rate increases. U.S. gross combined loans receivable grew $35.7 million, or 8.7%, sequentially during the third quarter of 2019, compared to sequential growth of $55.3 million, or 15.0%, during the prior-year period.

U.S. cost of providing services for the three months ended September 30, 2019 was $56.8 million, a decrease of $3.1 million, or 5.2%, compared to $59.9 million for the three months ended September 30, 2018, primarily due to lower advertising costs associated with repositioning our California Installment loan portfolio in advance of regulatory changes.

Corporate, district and other operating expenses increased $10.5 million, or 47.1%, compared to the same period in the prior year, primarily due to $5.3 million of higher performance-based variable compensation costs, $0.9 million related to certain litigation matters and $0.7 million of additional share-based compensation.

U.S. interest expense for the third quarter of 2019 decreased by $7.3 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and U.S. SPV facility.

U.S. Segment Results - For the nine months ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, U.S. revenues increased by $55.2 million, or 8.9%, to $673.2 million. U.S. revenue growth was driven by a $21.0 million, or 5.0%, increase in gross combined loans receivable, to $444.0 million at September 30, 2019, compared to $423.0 million at September 30, 2018. Additionally, U.S. revenue for the nine months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $30 million from the Q1 2019 Open-End Loss Recognition Change, offset by related higher provision rate and higher provision for losses.

The provision for losses' increase of $41.0 million, or 17.1%, was primarily due to changes in allowance coverage in the prior year. The nine months ended September 30, 2018 included $12.5 million of provision benefit from changes in allowance coverage rates, whereas the nine months ended September 30, 2019 included $1.7 million of incremental expense. Excluding the impact of the allowance coverage change, provision for losses increased $30.1 million, or 12.0%, because of the Q1 2019 Open-End Loss Recognition Change.

U.S. cost of providing services for the nine months ended September 30, 2019 was $160.6 million, a decrease of $2.3 million, or 1.4%, compared to $162.9 million for the nine months ended September 30, 2018, primarily due to lower advertising costs associated with repositioning our California Installment loan portfolio in advance of regulatory changes.

Corporate, district and other operating expenses increased $25.3 million, or 31.2%, compared to the same period in the prior year, primarily due to $8.8 million of U.K. disposition-related costs, $7.7 million higher performance-based variable compensation costs, $3.1 million higher professional fees and $1.6 million of restructuring costs.

U.S. interest expense for the first nine months of 2019 decreased by $20.7 million compared to the prior-year period, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and our U.S. SPV facility.

Canada Segment Results	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$60,195	$46,209	$13,986	30.3%	$166,269	$139,502	$26,767	19.2%
Provision for losses	20,870	24,436	(3,566)	(14.6)%	57,733	51,346	6,387	12.4%
Net revenue	39,325	21,773	17,552	80.6%	108,536	88,156	20,380	23.1%
Advertising costs	2,238	3,717	(1,479)	(39.8)%	5,271	9,147	(3,876)	(42.4)%
Non-advertising costs of providing services	17,698	17,567	131	0.7%	52,068	50,718	1,350	2.7%
Total cost of providing services	19,936	21,284	(1,348)	(6.3)%	57,339	59,865	(2,526)	(4.2)%
Gross margin	19,389	489	18,900	#	51,197	28,291	22,906	81.0%
Corporate, district and other expenses	5,768	5,135	633	12.3%	16,617	14,791	1,826	12.3%
Interest expense	2,487	1,234	1,253	#	7,831	1,298	6,533	#
Total operating expense	8,255	6,369	1,886	29.6%	24,448	16,089	8,359	52.0%
Segment operating income (loss)	11,134	(5,880)	17,014	#	26,749	12,202	14,547	#
Interest expense	2,487	1,234	1,253	#	7,831	1,298	6,533	#
Depreciation and amortization	1,219	1,087	132	12.1%	3,627	3,306	321	9.7%
EBITDA	14,840	(3,559)	18,399	#	38,207	16,806	21,401	#
Restructuring costs	—	—	—		135	—	135
Legal and related costs	—	119	(119)		—	119	(119)
Other adjustments	441	50	391		297	223	74
Adjusted EBITDA	$15,281	$(3,390)	$18,671	#	$38,639	$17,148	$21,491	#
# - Change greater than 100% or not meaningful.

Canada Segment Results - For the three months ended September 30, 2019 and 2018
Canada revenue increased $14.0 million, or 30.3%, to $60.2 million for the three months ended September 30, 2019, from $46.2 million in the prior-year period. On a constant currency basis, revenue increased $14.6 million, or 31.6%. Revenue growth in Canada was impacted favorably by the significant asset growth and the product transition from Single-Pay and Unsecured Installment loans to Open-End loans. Additionally, Canada revenue for the three months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $2 million from the Q1 2019 Open-End Loss Recognition Change.

Single-Pay revenue decreased $2.7 million, or 11.6%, to $20.2 million for the three months ended September 30, 2019, and Single-Pay receivables decreased $1.0 million, or 2.8%, to $35.1 million from $36.1 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the continued product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.

Canada non-Single-Pay revenue increased $16.6 million, or 71.1%, to $40.0 million compared to $23.4 million the same quarter a year ago, on growth of $94.1 million, or 59.8%, in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017, and significant expansion of the Open-End product in Ontario in late 2018. Additionally, as a result of the increase in Open-End loans, ancillary revenue increased $3.8 million versus the same quarter a year ago, primarily driven by an increase in sales of insurance to Open-End loan customers.

The provision for losses decreased $3.6 million, or 14.6%, to $20.9 million for the three months ended September 30, 2019, compared to $24.4 million in the prior-year period. This decrease included incremental provision expense from the Q1 2019 Open-End Loss Recognition Change, consistent with the incremental revenue impact. Excluding the impact of the Q1 2019 Open-End Loss Recognition Change, provision expense declined year-over-year because of lower sequential gross receivable growth and seasoning of the Open-End loans. Total Open-End and Installment loans grew $18.0 million sequentially during the third quarter of 2019, compared to sequential growth of $82.7 million during the same prior-year period. Total Canada NCO rates improved 425 bps year-over-year due to the seasoning of Open-End loans. On a constant currency basis, provision for losses decreased by $3.4 million, or 13.8%, compared to the prior-year period.

Canada cost of providing services for the three months ended September 30, 2019 was $19.9 million, a decrease of $1.3 million, or 6.3%, compared to $21.3 million for the three months ended September 30, 2019, primarily due to lower advertising costs from mix-shift and stability in our Canadian portfolio following the Ontario deployment of Open-End loans in the third quarter of 2018. There was no material impact on the cost of providing services from exchange rate changes.

Canada operating expenses increased $1.9 million, or 29.6%, to $8.3 million in the three months ended September 30, 2019 from $6.4 million in the prior-year period, primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Canada Segment Results - For the nine months ended September 30, 2019 and 2018
Canada revenue increased $26.8 million, or 19.2%, to $166.3 million for the nine months ended September 30, 2019 from $139.5 million in the prior-year period. On a constant currency basis, revenue increased $32.2 million, or 23.1%. Revenue growth in Canada was impacted favorably by the significant asset growth and product transition from Single-Pay and Unsecured Installment loans to Open-End loans that have a lower yield. Additionally, Canada revenues for the nine months ended September 30, 2019 included interest earned on past-due Open-End loan balances of approximately $5 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher provision for losses.

Single-Pay revenue decreased $31.6 million, or 34.9%, to $58.9 million for the nine months ended September 30, 2019, and Single-Pay receivables decreased $1.0 million, or 2.8%, to $35.1 million from $36.1 million in the prior year. The decreases in Single-Pay revenue and receivables were due to the continued product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.

Canada non-Single-Pay revenue increased $58.4 million, or 119.0%, to $107.4 million compared to $49.0 million for the prior-year period, on $94.1 million, or 59.8%, growth in related loan balances. The increase was primarily related to the launch of Open-End products in Alberta and Ontario in the fourth quarter of 2017, and significant expansion of the Open-End product in Ontario in late 2018. As a result of the increase in Open-End loans, ancillary revenue increased $13.1 million versus the same period a year ago, primarily driven by an increase in sales of insurance to Open-End loan customers.

The provision for losses increased $6.4 million, or 12.4%, to $57.7 million for the nine months ended September 30, 2019 compared to $51.3 million in the prior-year period primarily due to provisioning on Open-End loans and mix shift from Single-Pay loans and Unsecured Installment to Open-End loans. Total Open-End loans grew by $18.1 million sequentially during the third quarter of 2019, compared to sequential growth of $87.4 million in the third quarter of 2018. On a constant currency basis, provision for losses increased by $8.3 million, or 16.1%, compared to the prior-year period.

The total cost of providing services in Canada decreased $2.5 million, or 4.2%, to $57.3 million for the nine months ended September 30, 2019 compared to $59.9 million in the prior-year period. Advertising costs decreased by $3.9 million, or 42.4%, primarily from mix-shift and stability in our Canadian portfolio following the Ontario deployment of Open-End loans in the third quarter of 2018, partially offset by an increase in non-advertising cost of providing services of $1.4 million. There was no material impact on the cost of providing services from exchange rate changes.

Canada operating expenses increased $8.4 million, or 52.0%, to $24.4 million in the nine months ended September 30, 2019 from $16.1 million in the prior-year period primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus gain (loss) on extinguishment of debt, restructuring and other costs, certain legal and related costs, loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of adjustments, on a total and per share basis);

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

We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If we record a loss from continuing operations under US GAAP, shares outstanding utilized to calculate Diluted Earnings per Share from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings per Share from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under US GAAP.

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

Reconciliation of Net income from continuing operations and Diluted Earnings per Share to Adjusted Net income and Adjusted Diluted Earnings per Share, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Net income (loss) from continuing operations	$27,987	$(42,590)	$70,577	#	$74,327	$1,041	$73,286	#
Adjustments:
Loss on extinguishment of debt (1)	—	72,165			—	83,848
Restructuring costs (2)	—	—			1,752	—
Legal and related costs (3)	870	(1,178)			870	(1,178)
U.K. related costs (4)	348	—			8,844	—
Loss from equity method investment (5)	1,384	—			5,132	—
Share-based compensation (6)	2,771	2,089			7,587	6,112
Intangible asset amortization	751	714			2,308	2,017
Impact of tax law changes (7)	—	(600)			—	1,200
Cumulative tax effect of adjustments	(1,232)	(19,185)			(5,554)	(23,579)
Adjusted Net Income	$32,879	$11,415	$21,464	#	$95,266	$69,461	$25,805	37.2%

Net income (loss) from continuing operations	$27,987	$(42,590)			$74,327	$1,041
Diluted Weighted Average Shares Outstanding	46,010	45,853			46,887	48,061
Adjusted Diluted Average Shares Outstanding	46,010	48,352			46,887	48,061
Diluted Earnings per Share from continuing operations	$0.61	$(0.93)	$1.54	#	$1.59	$0.03	$1.56	#
Per Share impact of adjustments to Net Income	0.10	1.17			0.44	1.42
Adjusted Diluted Earnings per Share	$0.71	$0.24	$0.47	#	$2.03	$1.45	$0.58	40.0%

Reconciliation of Net income (loss) from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Net income (loss) from continuing operations	$27,987	$(42,590)	$70,577	#	$74,327	$1,041	$73,286	#
Provision for income taxes	11,239	(16,914)	28,153	#	28,738	(269)	29,007	#
Interest expense	17,364	23,403	(6,039)	(25.8)%	52,077	66,229	(14,152)	(21.4)%
Depreciation and amortization	4,609	4,623	(14)	(0.3)%	14,180	13,628	552	4.1%
EBITDA	61,199	(31,478)	92,677	#	169,322	80,629	88,693	#
Loss on extinguishment of debt (1)	—	69,200			—	80,883
Restructuring costs (2)	—	—			1,752	—
Legal and related costs (3)	870	(1,178)			870	(1,178)
U.K. related costs (4)	348	—			8,844	—
Loss from equity method investment (5)	1,384	—			5,132	—
Share-based compensation (6)	2,771	2,089			7,587	6,112
Other adjustments (8)	483	(49)			91	(1)
Adjusted EBITDA	$67,055	$38,584	$28,471	73.8%	$193,598	$166,445	$27,153	16.3%
Adjusted EBITDA Margin	22.6%	14.3%			23.1%	22.0%

(1)
For the nine months ended September 30, 2018, the $80.9 million of loss on extinguishment of debt is comprised of (i) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CURO Financial Technologies Corp.'s ("CFTC") 12.00% Senior Secured Notes due 2022 and (ii) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes. The $69.2 million of third quarter loss on extinguishment of debt is comprised of $54.0 million make whole premium and $15.2 million of deferred financing costs, net of premium/discounts. An additional $3.0 million is included in related costs for the three and nine months ended September 30, 2018 for duplicative interest paid through September 30, 2018 prior to repayment of the remaining 12.00% Senior Secured Notes and the Non-Recourse U.S. SPV Facility.

(2)
Restructuring costs of $1.8 million for the nine months ended September 30, 2019 were due to eliminating 121 positions in North America. The store employee reductions help better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions relate to efficiency initiatives and has allowed the Company to reallocate investment to strategic growth activities.

(3)
Legal and related costs for the three and nine months ended September 30, 2019 include costs related to certain securities litigation and related matters of $0.6 million and legal and advisory costs of $0.3 million related to the repurchase of shares from FFL. Legal and related costs for the three and nine months ended September 30, 2018 includes (i) a $1.8 million reduction of the liability related to our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans and (ii) settlement of certain matters in California and Canada. For more information, see Note 18 - "Contingent Liabilities" of the Notes to Consolidated Financial Statements included in our Form 10-K filed with the SEC on March 18, 2019.

(4)
U.K. related costs of $8.8 million for the nine months ended September 30, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $1.2 million for other costs.

(5)
The Loss from equity method investment for the nine months ended September 30, 2019 of $5.1 million includes (i) our share of the estimated GAAP net loss of Zibby and (ii) a $3.7 million loss recognized during the second quarter of 2019. From April through July of 2019, Zibby completed an equity raising round at a value per share less than the value per share raised in prior raises. As of September 30, 2019, we owned 42.3% of the outstanding shares of Zibby on a fully diluted basis.

(6)
We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(7)
As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), which became law on December 22, 2017, we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax. Additionally, the 2017 Tax Act provided for a new Global Intangible Low-Taxed Income tax starting in 2018 and we estimated and provided tax expense of $0.6 million in the first quarter of 2018.We revised this expense in the third quarter of 2018 based on changes in our geographic mix of income.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended September 30, 2019 and 2018, 20.2% and 17.1%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Three Months Ended September 30, 2019 and 2018

	Average Exchange Rates
	Three Months Ended September 30,		Change
	2019	2018	$	%
Canadian Dollar	$0.7576	$0.7652	($0.0076)	(1.0)%

Nine Months Ended September 30, 2019 and 2018

	Average Exchange Rates
	Nine Months Ended September 30,		Change
	2019	2018	$	%
Canadian Dollar	$0.7526	$0.7771	($0.0245)	(3.2)%

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

The revenues and gross margin below during the three months ended September 30, 2019 were calculated using the actual average exchange rate during the three months ended September 30, 2018 (in thousands, unaudited).

	Three Months Ended September 30,		Change
	2019	2018	$	%
Canada – constant currency basis:
Revenues	$60,805	$46,209	$14,596	31.6%
Gross Margin	19,597	489	19,108	#
# - variance greater than 100% or not meaningful
The revenues and gross margin below during the nine months ended September 30, 2019 were calculated using the actual average exchange rate during the nine months ended September 30, 2018 (in thousands, unaudited).

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Canada – constant currency basis:
Revenues	$171,664	$139,502	$32,162	23.1%
Gross Margin	52,861	28,291	24,570	86.8%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, our Cash Money Revolving Credit Facility, funds from third-party lenders under our CSO programs, and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") (i) to redeem the outstanding 12.00% Senior Secured Notes due 2022 of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of September 30, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, meet our debt obligations, and fund our share repurchase program. Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable.

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

Borrowings

Our debt consisted of the following as of September 30, 2019 and December 31, 2018 (net of deferred financing costs) (in thousands):

	September 30,	December 31,
	2019	2018
8.25% Senior Secured Notes (due 2025)	$677,924	$676,661
Non-Recourse Canada SPV Facility	102,483	107,479
Senior Revolver	25,000	20,000
Debt	$805,407	$804,140
Credit Facilities and Other Resources

8.25% Senior Secured Notes

As noted above, we issued our 8.25% Senior Secured Notes in August 2018. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1 of each year. In connection with the 8.25% Senior Secured Notes, we capitalized financing costs of $12.9 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Debt, and is being amortized over the term of the 8.25% Senior Secured Notes and included as a component of interest expense.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes ("12.00% Senior Secured Notes"). Interest on the 12.00% Senior Secured Notes is payable semiannually, in arrears, on March 1 and September 1 of each year, beginning on September 1, 2017. The February 2017 issuance refinanced similar notes that were nearing maturity. The extinguishment of the existing notes resulted in a pretax loss of $80.9 million during September 2018. In connection with these 2017 debt issuances we capitalized financing costs of $18.3 million, the balance of which is included in the Condensed Consolidated Balance Sheets as a component of Debt, and is being amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

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

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC, a Delaware limited liability company (the “SPV Borrower”) and a wholly-owned subsidiary, entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million of revolving borrowing capacity that could expand over time (“Non-Recourse U.S. SPV Facility”). The loans bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) three-month LIBOR. The SPV Borrower also pays a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were $5.3 million, net of amortization. These capitalized financing costs were included in the Condensed Consolidated Balance Sheet as a component of "Debt" and were amortized over the term of the Non-Recourse U.S. SPV Facility. During September 2018, a portion of the proceeds from the 8.25% Senior Secured Notes were used to extinguish the revolver's balance of $42.4 million.

On October 11, 2018, we extinguished the remaining term loan balance of $80.0 million. We made the final termination payment of $2.7 million on October 26, 2018, resulting in a loss on the extinguishment of debt of $9.7 million for the quarter ended December 31, 2018.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the “Canada SPV Borrower”) and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provides for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million (“Non-Recourse Canada SPV Facility”). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. As of September 30, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $102.5 million, net of deferred financing costs of $3.3 million.

Senior Revolver

On September 1, 2017, we closed on a $25.0 million Senior Secured Revolving Loan Facility (the "Senior Revolver"). In February 2018, the Senior Revolver capacity was increased to $29.0 million. In November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks. The negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for our 8.25% Senior Secured Notes. We believe this facility complements our other financing sources, while providing seasonal short-term liquidity. Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The Senior Revolver accrues interest at the one-month LIBOR (which may not be negative) plus 5% per annum and is repayable on demand. The terms of the Senior Revolver require that the outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all of our subsidiaries that guarantee our 8.25% Senior Secured Notes and is secured by a lien on substantially all of our assets and the guarantor subsidiaries that is senior to the lien securing our 8.25% Senior Secured Notes. The Senior Revolver had an outstanding balance of $25.0 million at September 30, 2019.

In connection with this facility we capitalized financing costs of $0.1 million, the balance of which we included in the Condensed Consolidated Balance Sheets as a component of “Other assets,” and are being amortized over the term of the facility and included as a component of interest expense.

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., one of our Canadian subsidiaries, maintains a C$10 million revolving credit facility with Royal Bank of Canada. The Cash Money Revolving Credit Facility provides short-term liquidity required to meet the working capital needs of our Canadian operations.  Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of September 30, 2019 and December 31, 2018, the borrowing capacity under our revolving credit facility was reduced by C$0.3 million in stand-by-letters of credit.

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
The Cash Money Revolving Credit Facility was undrawn at September 30, 2019 and December 31, 2018.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by continuing operating activities	$464,293	$357,079
Net cash used in continuing investing activities	(391,188)	(421,423)
Net cash (used in) provided by continuing financing activities	(58,488)	90,449

Continuing Operating Activities

Net cash provided by continuing operating activities for the nine months ended September 30, 2019 was $464.3 million, primarily attributable to net income from continuing operations of $74.3 million, the effect of non-cash reconciling items of $364.3 million, which includes provision for loan losses of $338.3 million, and changes in our operating assets and liabilities which provided $25.6 million.

Net cash provided by continuing operating activities for the nine months ended September 30, 2018 was $357.1 million. Contributing to current year net cash provided by continuing operating activities non-cash reconciling items, such as depreciation and amortization, provision for loan losses and loss on extinguishment of debt for a total of $398.1 million. Contributions from non-cash reconciling items were offset by changes in our operating assets and liabilities of $42.1 million.

Continuing Investing Activities

Net cash used in continuing investing activities for the nine months ended September 30, 2019 was $391.2 million, primarily reflecting the net origination of loans of $374.4 million. In addition, we used cash to purchase $8.7 million of property and equipment, including software licenses and $8.2 million of additional investment in Zibby.

Net cash used in continuing investing activities for the nine months ended September 30, 2018 was $421.4 million, primarily reflecting the net origination of loans of $412.4 million. In addition, we used cash to purchase $8.0 million of property and equipment, including software licenses, and to purchase $1.0 million of Zibby preferred shares.

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

Continuing Financing Activities

Net cash used in continuing financing activities for the nine months ended September 30, 2019 was $58.5 million, primarily due to (i) $27.1 million of cash used to repurchase 2,000,000 shares of our common stock, at a price of $13.55 per share, owned by FFL and (ii) $25.1 million of cash used to repurchase 2,089,644 shares of our common stock under the share repurchase program which began during the second quarter of 2019.

Net cash provided by continuing financing activities for the nine months ended September 30, 2018 was $90.4 million. During the quarter, we extinguished $527.5 million of our 12.00% Senior Secured Notes from the issuance of our 8.25% Senior Secured Notes of $690.0 million. As part of the extinguishment, we paid $63.4 million of call premium. We also entered into a Non-Recourse Canada SPV facility during the quarter, which provided $89.9 million of proceeds and was offset by net payments on our U.S. SPV facility of $44.6 million. Net proceeds from the issuance of common stock and proceeds from the exercise of stock options were $12.0 million as of September 30, 2018.

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

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2018, as described in our 2018 Form 10-K except for the following:

California Assembly Bill 539

On September 13, 2019, the California legislature passed Assembly Bill 539 which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36%, plus the Federal Funds Rate. On October 10, 2019, Governor Newsom signed the bill into law and it is scheduled to become effective on January 1, 2020. Revenue from California Unsecured and Secured Installment loans amounted to 11.8% and 13.0% of total revenue from continuing operations for the trailing three and 12 months ended, respectively, September 30, 2019. As of September 30, 2019, California Unsecured and Secured Installment gross loans receivable were $86.4 million and $41.4 million, respectively. While we continue to optimize our installment loan portfolio in California as a result of this bill, we continue to evaluate the effect on our results of operations and financial condition and alternatives available to service customers in the California market. Refer to “Risk Factors” in Item 1A. of Part II of this Form 10-Q for additional information regarding the impact of this bill to our business.

California Consumer Privacy Act

In 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information and the right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA has been subject to a handful of amendments, of which AB25 is most impactful to us. Although AB25 sunsets January 2021, it narrows the definition of who constitutes a consumer, thereby excluding employees from CCPA rights other than notice and a private right of action for data breach. The State Attorney General has proposed regulations to help interpret the CCPA; final adoption is expected in February 2020. A potential ballot initiative may have additional impact should it make it to the polls in November 2020. Despite amendments and regulations, the CCPA remains ambiguous in many regards, and we anticipate further amendments both for CCPA and specifically addressing employee data next year. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know its full impact, these developments could ultimately result in the imposition of requirements on CURO and other consumer financial service providers that could increases costs or otherwise adversely affect our business.

British Columbia Business Practices and Consumer Amendment Act

Effective January 1, 2017, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") reduced the total cost of borrowing from C$23 per C$100 lent to C$17 per C$100 lent. A further reduction to C$15 per C$100 lent came into effect on September 1, 2018. On February 26, 2019, the Minister of Public Safety and Solicitor General introduced in Parliament Bill 7 titled “Business Practices and Consumer Amendment Act." This bill received Royal Assent on May 16, 2019 and became law. There are no material changes to our current operations as a result of this legislation. The bill primarily allows the Ministry to (i) define a high cost credit product and (ii) require licensing and consumer protection oversight. It also authorizes the Ministry to prescribe regulations regarding high cost credit products including a cooling off period between loans, cost/optional services disclosure requirements, and prohibition of concurrent loan products. It is too early to predict the outcome of the regulations setting process and its impact on our operations.

CFPB Rulemaking Update

In February 2019, the CFPB issued two notices of proposed rulemaking proposing (i) to delay the August 19, 2019 compliance date for the so-called "Mandatory Underwriting Provisions" of the 2017 Final Payday, Vehicle Title, and Certain High-Cost Installment Loans (the "2017 Final Rule") Rule to November 19, 2020 and (ii) to rescind such Mandatory Underwriting Provisions (the “2019 Proposed Rule”). The CFPB issued a final rule on June 6, 2019 delaying the compliance date for the Mandatory Underwriting Provisions of the 2017 Final Rule to November 19, 2020. The Mandatory Underwriting Provisions which the 2019 Proposed Rule would rescind, which are still under consideration include: (i) a provision that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including our payday and vehicle title loans with a term of 45 days or less, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) a provision that prescribes mandatory underwriting requirements for making this ability-to-repay determination; (iii) a provision that exempts certain loans from the mandatory underwriting requirements; and (iv) a provision that establishes related definitions, reporting, and recordkeeping requirements. The 2017 Final Rule is stayed, however, based on an order entered August 6, 2019 by the Western District of Texas, Austin Division (the "Court Order"). The parties in the litigation are required to file a Joint Status Report with the court no later than December 6, 2019.

The compliance date for the "Payment Provision" of the 2017 Final Rule was August 19, 2019, but is also currently stayed pursuant to the Court Order. Under the proposed "Payment Provisions":

•
If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are returned for insufficient funds, the lender cannot make any further attempts to collect from such account unless the borrower has provided a new and specific authorization for additional payment transfers. The 2017 Final Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on debit card authorization requests, the 2017 Final Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

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

The CFPB has indicated it has received a formal request to revisit the treatment of debit cards under the Payment Provisions and intends to examine the Payment Provisions further. If the CFPB determines that further action is warranted, it may commence a separate rulemaking initiative.

CFPB Supervision and Examination: The CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures, and began field examinations of industry participants in 2012. The CFPB commenced its first supervisory examination of us in October 2014. The scope of the CFPB’s examination included a review of our Compliance Management System, our Short-Term Small Dollar lending procedures, and our compliance with Federal consumer financial protection laws. The 2014 examination had no material impact on our financial condition or results of operations, and we received the final CFPB Examination Report in September 2015.

The CFPB commenced its second examination of us in February 2017 and completed the related field work in June 2017. The scope of the 2017 examination included a review of our Compliance Management System, our substantive compliance with applicable federal laws, and matters requiring attention. The 2017 examination had no material impact on our financial condition or results of operations, and we received the final CFPB Examination Report in February 2018.

The CFPB commenced its third examination of us on October 7, 2019. This examination is a limited scope review to ensure continued compliance. While we do not expect that matters arising from this examination will have a material impact on us, we have made in recent years and are continuing to make, at least in part to meet CFPB expectations, certain enhancements to our compliance procedures and consumer disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2018 Form 10-K for the year ended December 31, 2018. There have been no material changes to the amounts presented therein.

LIBOR is used as a reference rate for certain of our financial instruments, such as our revolving credit facilities. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.

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

Based on an evaluation of our disclosure controls and procedures as disclosed in Item 9A of our 2018 Form 10-K, our management concluded that our internal control over financial reporting was not effective at December 31, 2018 because of the identification of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation and changes in internal control over financial reporting

We are taking actions to improve our internal control over financial reporting, including implementing plans as identified in Item 9A of our 2018 Form 10-K, to address our material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2019.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

In addition, on September 13, 2019, the California legislature passed Assembly Bill 539 which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. On October 10, 2019, Governor Newsom

signed the bill into law and it is scheduled to become effective on January 1, 2020. Revenue from California Unsecured and Secured Installment loans amounted to 11.8% and 13.0% of total revenue from continuing operations for the trailing three and 12 months, respectively, for the period ended September 30, 2019. As of September 30, 2019, California Unsecured and Secured Installment gross loans receivable were $86.4 million and $41.4 million, respectively. We continue to evaluate the effect on our results of operations and financial condition as a result of this bill and alternatives available to service customers in the California market. If we are unsuccessful in managing the transition of our California business and operations from affected installment loans to existing and alternative products, Assembly Bill 539 could have a material adverse effect on our business and results of operations.

Further, during 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to their personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information and the right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA has been subject to a handful of amendments, of whichAB25 is the most impactful to us. Although AB25 sunsets January 2021, it narrows the definition of who constitutes a consumer, thereby excluding employees from CCPA rights other than notice and a private right of action for data breach. The State Attorney General has proposed regulations to help interpret the CCPA; final adoption is expected in February 2020. A potential ballot initiative may have additional impact should it make it to the polls in November 2020. Despite amendments and regulations, the CCPA remains ambiguous in many regards, and we anticipate further amendments both for CCPA and specifically addressing employee data next year. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know its full impact, these developments could ultimately result in the imposition of requirements on CURO and other consumer financial service providers that could increases costs or otherwise adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The 2017 Incentive Plan permits the netting of common stock upon vesting of restricted stock units to satisfy individual tax withholding requirements. During the quarter ended September 30, 2019, we did not reacquire any shares of common stock related to such tax withholdings.

In April 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our common stock. The repurchase program, which began June 2019, will continue until completed or terminated. We expect the purchases to be made from time-to-time in the open market, in privately negotiated transactions, or both, at our discretion and subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans or other corporate purposes.

Separately, in August 2019, the Company entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with FFL, a related party to the Company. Pursuant to the Share Repurchase Agreement, the Company repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of Common Stock. The purchase price was determined by using the Company's closing common stock price on August 29, 2019 of $13.97, less a discount of 3.0%. This transaction occurred outside of the share repurchase program authorized in April 2019.

The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1) (In millions)
July 2019	907,500	$10.68	907,500	$37.8
August 2019	611,694	13.33	611,694	29.6
September 2019	392,847	14.28	392,847	24.0
Total	1,912,041	$12.27	1,912,041	$24.0
(1) As of the end of the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6. Exhibits

Exhibit no.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 11, 2017)
3.2	Form of Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 11, 2017)
10.1	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Donald F. Gayhardt, CURO Group Holdings, Corp. and CURO Management LLC +*
10.2	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Roger Dean, CURO Group Holdings, Corp. and CURO Management LLC+*
10.3	Employment and Non-Competition Agreement, dated October 24, 2019, by and between William Baker, CURO Group Holdings, Corp. and CURO Management LLC+*
10.4	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Terry Pittman, CURO Group Holdings, Corp. and CURO Management LLC+*
10.5	Employment and Non-Competition Agreement, dated October 24, 2019, by and between E.M. (Vin) Thomas IV, CURO Group Holdings, Corp. and CURO Management LLC+*
10.6
Share Repurchase Agreement between CURO Group Holdings Corp. and Friedman, Fleisher & Lowe Capital Partners II, L.P. and affiliated investment funds, dated August 30, 2019 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 3, 2019)

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
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on November 4, 2019, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the quarter ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements*

* Filed herewith.
+ Indicates management contract or compensatory plan, contract or arrangement.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2019                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice-President and Chief Financial Officer