Form 10-K
period 2019-12-31
CURO Group Holdings Corp.
filed 2020-03-09
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 17,510,720 shares of the registrant’s common stock, par value $0.001 per share, held by non-affiliates on June 28, 2019 was approximately $193,493,456.
At February 28, 2020 there were 40,733,957 shares of the registrant’s common stock, $0.001 par value per share, outstanding.
Documents incorporated by reference:
The information required by Part III of Form 10-K is incorporated by reference to the registrant's definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 2019

PART I
ITEM 1.         BUSINESS
Company Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the United States ("U.S.") and Canada. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as “Curo,” seamlessly integrates customer acquisition, loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and nearly 20 years of loan performance data to efficiently and effectively score our customers’ loan applications. From January 1, 2010 to December 31, 2019, we extended over $18.6 billion in total credit across approximately 46.8 million total loans.

We offer a broad range of consumer finance products, including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans, and we provide a number of ancillary financial products, including check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services. We believe that our product suite allow us to serve a broader group of potential borrowers than most of our competitors. Our ability to tailor our products to fit customers' needs and the flexibility of our products, particularly our Installment and Open-End products, allows us to continue serving customers as their credit needs evolve and mature. Our broad product suite creates a diversified revenue stream and our omni-channel platform seamlessly delivers our products across all contact points–we refer to it as “Call, Click or Come In.” We believe these complementary channels drive brand awareness, increase approval rates, lower customer acquisition costs and improve customer satisfaction levels and customer retention.

We have designed our products and customer experience to be consumer-friendly, accessible and easy to understand. Our platform and product suite enables us to provide a number of key benefits that appeal to our customers:

•	transparent approval process;

•	flexible loan structure, providing greater ability to manage monthly payments;

•	simple, clearly communicated pricing structure; and

•	full customer account management online and via mobile devices.

We serve the large and growing market of individuals who have limited access to traditional sources of consumer credit and financial services. We define our addressable market as underbanked consumers in the U.S. and Canada. According to a study by the Center for Financial Services Innovation conducted in 2017, there are approximately 121 million Americans, or 36% of the country's residents, who are underserved by financial services companies. According to studies by ACORN Canada and PricewaterhouseCoopers LLP, an estimated 15% of Canadian residents (approximately five million individuals) are classified as underbanked. With an addressable market estimated at over 126 million individuals in the U.S. and Canada, we believe that our scalable omni-channel platform and diverse product offerings are better positioned than our competitors to gain market share.

Company History

CURO was founded in 1997 to meet the growing needs of underbanked consumers looking for access to credit. With more than 20 years of experience, we offer a variety of convenient, easily-accessible financial and loan services across all of our markets.

The terms “CURO," "we,” “our,” “us” and “Company” include CURO Group Holdings Corp. and all of its direct and indirect subsidiaries as a combined entity, except where otherwise stated. CURO Financial Technologies Corp., our wholly-owned subsidiary, ("CFTC"), includes its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

We operate in the U.S. under two principal brands, “Speedy Cash” and “Rapid Cash,” as well as under the “Avio Credit” brand. We operate in Canada under “Cash Money” and “LendDirect” brands. As of December 31, 2019, our store network consisted of 416 locations across 14 U.S. states and seven Canadian provinces, and we offered our online services in 27 U.S. states and five Canadian provinces.

On December 11, 2019 we entered into an agreement to acquire Ad Astra Recovery Services, Inc. ("Ad Astra") and subsequently completed the transaction on January 3, 2020. Prior to the acquisition, Ad Astra was our exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. This acquisition is expected to provide operational and compliance synergies.

On February 25, 2019, we placed our U.K. operations into administration, as described further in Note 22, "Discontinued Operations" of Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("Annual Report"), which resulted in treatment of the U.K. segment as discontinued operations for all periods presented. Throughout this Annual Report, current and prior period financial information is presented as if the U.K. segment was excluded from continuing operations.

Smaller Reporting Company

We qualify as a smaller reporting company ("SRC") as defined by the Securities and Exchange Commission ("SEC"), which allows us to report information about our business under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of our most recently completed second fiscal quarter. We met the definition of an SRC as of June 30, 2019. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional details of our SRC status and its impact on our Consolidated Financial Statements.

Products and Services

We offer a broad range of consumer finance products, including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. We have tailored our products to fit our customers’ particular needs as they access and build credit. Our products are licensed and governed by enabling federal and state legislation in the U.S. and federal and provincial regulations in Canada. For additional details, see "—Regulatory Environment and Compliance" below.

Unsecured Installment Loans

Unsecured Installment loans are fixed-term, fully-amortizing loans with a fixed payment amount due each period during the term of the loan. Loans are originated and owned by us or third-party lenders pursuant to credit services organization ("CSO") and credit access business ("CAB") statutes, which we collectively refer to as our CSO programs. For CSO programs, we arrange and guarantee the loans. Payments are due bi-weekly or monthly to best match the customer's pay cycle. Customers may prepay without penalty or fees. Unsecured Installment loans comprised 46.5%, 50.1% and 49.2% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

As further explained in "—Regulatory Environment and Compliance" below, to comply with California Assembly Bill 539 (“AB 539”) we stopped originating new Unsecured Installment loans in California on January 1, 2020. California Unsecured Installment loans comprised 39.9%, 37.3% and 29.9% of our Company-Owned Unsecured Installment loan revenue, or 19.1%, 17.6% and 13.7% of total Unsecured Installment loan revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Open-End Loans

Open-End loans are a line of credit without a specified maturity date. Customers may draw against their line of credit, repay with minimum, partial or full payment and redraw as needed as long as the account is in good standing. We report and earn interest on the outstanding loan balances. Customers may prepay without penalty or fees. Typically, customers do not initially draw the full amount of their credit limits. Open-End loans comprised 21.5%, 13.6% and 8.0% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Secured Installment Loans

Secured Installment loans are similar to Unsecured Installment loans but are secured by a clear vehicle title or security interest in the vehicle. These loans are originated and owned by us or by third-party lenders through our CSO programs. The customer receives the benefit of immediate cash and retains possession of the vehicle while the loan is outstanding. The loan requires periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan. Payments are due bi-weekly or monthly to match the customer's payroll cycle. Customers may prepay without penalty or fees. Secured Installment loans comprised 9.7%, 10.6% and 10.9% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

As further explained in "—Regulatory Environment and Compliance" below, to comply with California Assembly Bill 539 we stopped originating new Secured Installment loans in California on January 1, 2020. California Secured Installment loans comprised 34.4%, 38.0% and 40.4% of our Secured Installment loan revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Single-Pay Loans

Single-Pay loans are generally unsecured short-term, small-denomination loans whereby a customer receives cash in exchange for a post-dated personal check or a pre-authorized debit from the customer’s bank account. We defer deposit of the check or debiting of the customer’s bank account until the loan's due date, which typically falls on the customer’s next payroll date. Single-Pay loans comprised 16.8%, 21.0% and 27.6% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Ancillary Products

We provide a number of ancillary financial products, including check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services. We had over 49,000 active Opt+ cards as of December 31, 2019, which includes any card with a positive balance or transaction in the past 90 days. Opt+ customers have loaded over $2.5 billion to their cards since we started offering this product in 2011. Revolve Finance launched during the first quarter of 2019 and provides customers with a checking account solution that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. For the year ended December 31, 2019, our customers loaded $68.4 million on over 24,000 unique Revolve Finance cards. Ancillary products comprised 5.5%, 4.8% and 4.3% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

CSO Programs

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and, prior to May 2019, Ohio. As a CSO we earn revenue by charging the customer a fee ("CSO fee") for arranging an unrelated third party to make a loan to that customer. We offer Unsecured Installment loans and Secured Installment loans with maximum terms of 180 days.

We currently have relationships with three unaffiliated third-party lenders for our CSO programs. We periodically evaluate the competitive terms of these lender contracts, which could result in the transfer of volume and loan balances between lenders.

Under our CSO programs, we provide certain services to a customer in exchange for a CSO fee payable to us by the customer. One of the services is to guarantee the customer’s obligation to repay the loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. We in turn are responsible for assessing whether or not we will guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go into default and is included in "Liability for losses on CSO lender-owned consumer loans" in our Consolidated Balance Sheets.

CSO fees are calculated based on the amount of the customer’s outstanding loan in compliance with applicable statute. We earn CSO fees ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. During the years ended December 31, 2019 and 2018, 58.2% and 57.3%, respectively, of Unsecured Installment loans, and 54.3% and 54.5%, respectively, of Secured Installment loans, originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable; instead, we include fees receivable in “Prepaid expenses and other” in our Consolidated Balance Sheets.

Overview of Loan Product Revenue

The following charts depict the revenue contribution, including CSO fees, of the products and services that we currently offer:
Geography and Channel Mix

For the years ended December 31, 2019, 2018 and 2017, approximately 80.0%, 81.6% and 79.8%, respectively, of our consolidated revenues were generated from services provided within the U.S. and approximately 20.0%, 18.4% and 20.2%, respectively, of our consolidated revenues were generated from services provided within Canada. For each of the years ended December 31, 2019 and 2018, approximately 61.6% and 62.4%, respectively, of our long-lived assets were located within the U.S., and approximately 38.4% and 37.6%, respectively, of our long-lived assets were located within Canada. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report for additional information on our geographic segments.

Stores: As of December 31, 2019, we had 416 stores across 14 U.S. states and seven provinces in Canada, which included the following:

•
214 U.S. locations: Texas (89), California (37), Nevada (19), Arizona (13), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2) and Mississippi (2); and

•	202 Canadian locations: Ontario (133), Alberta (27), British Columbia (26), Saskatchewan (6), Nova Scotia (5), Manitoba (4) and New Brunswick (1).

Online: We lend online in 27 states in the U.S. and five provinces in Canada. For the years ended December 31, 2019, 2018 and 2017, revenue generated through our online channel represented 46%, 42% and 36%, respectively, of consolidated revenue.

Below is an outline of the primary products we offered as of December 31, 2019:

	Unsecured Installment (1)	Secured Installment (1)	Open-End	Single-Pay
Channel	Online and in-store: 15 U.S. states and Canada	Online and in-store: 7 U.S. states	Online and in-store: 8 U.S. states and Canada	Online and in-store: 12 U.S. states and Canada
Approximate Average Loan Size	$607	$1,326	$744	$319
Duration	Up to 60 months	Up to 42 months	Revolving/Open-Ended	Up to 62 days
Pricing	16.8% average monthly interest rate (2)	12.3% average monthly interest rate (2)	Daily interest rates ranging from 0.13% to 0.99%	Fees ranging from $13 to $25 per $100 borrowed
(1) Includes CSO loans
(2) Weighted average of the contractual interest rates for the portfolio as of December 31, 2019. Excludes CSO fees

Industry Overview

We operate in a segment of the financial services industry that provides lending products to underbanked consumers in need of convenient and flexible access to credit and other financial products. In the U.S. alone, according to a 2019 study by the Financial Health Network, formerly known as the Center for Financial Services Innovation, these underserved consumers in our target market spent an estimated $189 billion in fees and interest in 2018 related to credit products similar to those we offer.

We believe our target consumers have a need for tailored financing products to cover essential expenses and episodic cash shortfalls. According to a study in 2018 by the U.S. Federal Reserve, approximately 40% of American adults could not cover an emergency expense costing $400 or would cover it by selling an asset or borrowing money. Additionally, a study published in 2019 by JP Morgan Chase & Co., which analyzed the transaction information of six million of its account holders between October 2012 and December 2018 in the U.S., found that the median volatility in month-to-month income, on average, was 36%. This study also determined that households need roughly six weeks of take-home liquid assets to weather a simultaneous income dip and expenditure spike, with 65% of U.S. households lacking a sufficient cash buffer to do so.

We compete against a wide variety of consumer finance providers including online and branch-based consumer lenders, credit card companies, pawn shops, rent-to-own and other financial institutions that offer similar financial services. The Financial Health Network noted in its 2019 study that the compound annual growth rate from 2015 to 2018 in the U.S. for installment loans and loans issued by non-bank lenders, primarily through online channels, was 13.8% and 27.3%, respectively.

In addition to the broad trends impacting the consumer finance landscape, we believe we are well positioned to grow our market share as a result of several changes we have observed related to consumer preferences within alternative financial services. As described below, we believe that a combination of evolving consumer preferences, increasing use of mobile devices and overall adoption rates for technology are driving significant change in our industry that benefits CURO.

•
Shifting preference towards Installment and Open-End loans—Given our experience in offering Installment and Open-End loan products since 2008, we believe that Single-Pay loans are becoming less popular or less suitable for a growing portion of our customers. Our customers generally have shown a preference for Installment and Open-End loan products, which typically have longer terms, lower periodic payments and a lower relative cost than Single-Pay products. Offering more flexible terms and lower payments also significantly expands our addressable market by broadening our products’ appeal to a larger proportion of consumers. For example, our Installment and Open-End loans increased from 58.8% of total Company-Owned loans at the beginning of 2015 to 87.7% at December 31, 2019, with growth in Canada Installment and Open-End loans from $50.0 million in the third quarter of 2017 to $266.6 million in the fourth quarter of 2019.

•
Increasing adoption of online channels—Our experience is that customers prefer service across multiple channels or touch points. For the year ended December 31, 2019, our consolidated total revenue generated through online channels totaled $521.0 million and represented 46% of our total revenues for the year, compared to $444.1 million and 42%, respectively, for the year ended December 31, 2018.

•
Increasing adoption of mobile devices—With the proliferation of improved smartphone service plans, many of our underbanked customers have moved directly to mobile devices for loan origination and servicing. According to a 2019 study by the Pew Research Center covering the U.S. and Canada, smartphone penetration among adults was 81% and 66%, respectively. In 2012, less than 44% of our U.S. customers reached us via a mobile device, whereas in the fourth quarter of 2019, that percentage had grown to over 85%.

Our Strengths

We believe the following competitive strengths differentiate us from our competitors and serve as barriers to entry into our market:

•
Unique omni-channel platform / site-to-store capability—We believe we have the only fully-integrated store, online, mobile and contact center platform to support omni-channel customer engagement. We offer a seamless “Call, Click or Come In” capability for customers to apply for loans, receive loan proceeds, make loan payments and otherwise manage their accounts, whether in store, online or over the phone. Customers can utilize any of our three channels at any time and in any combination to obtain a loan, make a loan payment or manage their account. In addition, we have our “Site-to-Store” capability, for which customers that do not qualify for a loan online are directed to a store to complete a loan transaction. Our "Site-to-Store" program resulted in approximately 278,000 loans in the year ended December 31, 2019. These aspects of our platform enable us to source a larger number of customers, serve a broader range of customers and continue serving these customers for longer periods of time.

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

•
Leading analytics and information technology drives strong credit risk management—Curo is a bespoke, proprietary IT platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Our analytics team utilizes Curo to gather data and performance records for research and development purposes to assist in our continued development of new models. Curo is underpinned by nearly 20 years of continually updated customer data comprising over 85 million loan records (as of December 31, 2019) used to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score” which drives our underwriting decision. This fully-integrated IT platform enables us to make real-time, data-driven changes to our customer acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance.

•
Multi-faceted marketing strategy drives low customer acquisition costs—Our marketing strategy includes a combination of strategic direct mail, television advertisements and online and mobile-based digital campaigns, as well as strategic partnerships and other commonly used modes of marketing. Our Marketing, Risk and Credit Analytics team uses Curo to cross reference marketing spend, new customer account data and granular credit metrics to optimize our marketing budget across these channels in real time and to produce higher quality new loans. In addition to these diversified marketing programs, our stores play a critical role in creating brand awareness and driving new customer acquisition.

•
Focus on customer experience—We focus on customer service and experience and have designed our stores, website and mobile application interfaces to appeal to our customers’ needs. We continue to augment our web and mobile app interfaces to enhance our “Call, Click or Come In” strategy, with a focus on adding functionality across all our channels. We invest considerable time and resources on web design and mobile optimization to ensure our websites are quick and responsive, and support the mobile phone brands and sizes that our customers use. Our stores are branded with distinct and recognizable signage, are conveniently located and typically are open seven days a week. Furthermore, we employ highly-experienced store managers, which we believe are a critical component to driving customer retention while lowering acquisition costs and maximizing store-level margins. As of December 31, 2019, the average tenure for our U.S. store managers was approximately nine years, for district managers it was approximately 12 years, and for regional directors it was approximately 14 years.

•
Strong compliance culture with centralized collections operations—We consistently engage in proactive and constructive dialogue with regulators in each of our jurisdictions and have made significant investments in best-practice automated tools for monitoring, training and compliance management systems, which are integrated into Curo. In addition to conducting semi-annual compliance audits, our in-house centralized collections strategy, supported by our proprietary back-end customer database and analytics team, drives an effective, compliant and highly scalable model.

•
Demonstrated access to capital markets and diversified funding sources—We have raised nearly $2.2 billion of debt financing across nine separate offerings and various credit facilities since 2010, most recently in August 2018. This aggregate amount includes $690.0 million of 8.25% Senior Secured Notes due 2025 and a C$175.0 million Non-Recourse Canadian revolving facility due 2023 to support growth of multi‑pay products in Canada. We also have U.S. and Canadian bank revolving credit facilities to supplement intra‑period liquidity. Additionally, we raised over $90.0 million in our IPO. We also executed a non-binding letter of intent for an additional $200 million Non-Recourse Revolving Credit Facility to fund our growing U.S. portfolios in February 2020. We believe our access to the capital markets and diversified funding sources is an important significant differentiator as competitors may have trouble accessing capital to fund their business models if credit markets tighten. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•
Experienced and innovative management team—We believe our management team is among the most experienced in the industry with over a century of collective experience and an average tenure of nearly nine years. We also have deep bench strength across key functional areas including accounting, compliance, IT and legal.

•
History of growth and profitability—Throughout our operating history we have maintained strong profitability and growth. Between 2010 and 2019 we grew revenue, Adjusted EBITDA and Adjusted Net Income at a compound annual growth rate of 21.1%, 20.5% and 21.6%, respectively. For more information on non-GAAP measures, see Item 6.

"Selected Financial Data—Supplemental Non-GAAP Financial Information." At the same time, we have significantly expanded our product offerings to better serve our growing and expanding customer base.

Growth Strategy

•
Leverage our capabilities to continue growing Installment and Open-End loans—Installment and Open-End loans accounted for 77.6% of our consolidated revenue for the year ended December 31, 2019, up from 19% in 2010. We believe that the revenue growth for these products reflects our customers' preferences. We anticipate that these products will continue to account for a greater share of our revenue and provide us a competitive advantage versus other consumer lenders with narrower product focus - for example, legacy Single-Pay storefront lenders. We believe that our ability to continue to be successful in developing and managing new products is based upon our capabilities in three key areas:

•
Underwriting: Installment and Open-End products are more affordable and provide better utility for customers but require increasingly sophisticated underwriting and decisioning to optimize customer acquisition cost while balancing credit risk with approval rates. Our analytics platform combines data from over 85 million records (as of December 31, 2019), supplemented with predictive data from third-party reporting agencies.

•
Collections and Customer Service: Installment and Open-End products have longer terms than, for example, Single-Pay loans. Longer duration drives the need for a more comprehensive collection and a credit-default servicing strategy that emphasizes curing a default and returning the customer to good standing. We utilize a centralized collection model that eliminates the need for our store management personnel to contact customers to resolve a delinquency. We have also invested in building new contact centers in the countries in which we operate, each of which utilizes sophisticated dialer technologies to help us contact our customers in a scalable, efficient manner.

•
Funding: The shift to larger balance loans with extended terms requires more substantial and more diversified funding sources. Given our deep and successful track record in accessing diverse sources of capital, we believe that we are well-positioned to support future new product transitions.

•
Serve additional types of borrowers—In addition to growing our existing suite of loan products, we are focused on expanding the total number of customers that we serve through product, geographic and channel expansion. These efforts include expansion of our online channel and continued selective additions to our store footprint. We continue to introduce additional products to address our customers’ preference for longer-term products that allow for greater flexibility in managing their monthly payments.

In the second quarter of 2017, we launched Avio Credit, an online U.S. product targeting individuals in the 600-675 FICO band. This product is structured as an Unsecured Installment loan with varying principal amounts and loan terms up to 48 months.

We are expanding Installment and Open-End loan products under our LendDirect brand in Canada to include additional provinces and increase customer acquisition efforts in existing markets. We have also accelerated our offering of Open-End products under our Canadian CashMoney brand. In late 2017 and 2018, we launched Open-End loans in Alberta and Ontario, respectively. In 2019, we began offering Open-End loans in British Columbia and expect to continue the Open-End expansion in Canada in 2020. Seven million Canadians have a FICO score below 700 according to FactorTrust. We estimate that the consumer credit opportunity for this customer segment exceeds C$165 billion. We also believe these customers represent a highly-fragmented market with low penetration by our industry which represents a growth opportunity for us.

In the fourth quarter of 2019, we partnered with Stride Bank, N.A. ("Stride Bank") to launch a bank-sponsored Unsecured Installment loan originated by Stride Bank. We market and service loans on behalf of Stride Bank and the bank licenses our proprietary credit decisioning for Stride Bank's scoring and approval. This product is currently offered in two U.S. states and we expect to continue to expand it geographically throughout 2020.

•
Continue to bolster our core business through enhancement of our proprietary risk scoring models—We continuously refine and update our credit models to drive additional improvements in our performance metrics. By regularly updating our credit underwriting algorithms, we continue to enhance the value of each customer relationship through improved credit performance. By combining these underwriting improvements with data-driven marketing spend, we believe our optimization efforts will produce margin expansion and earnings growth.

•
Increase approval rates to our applicants—Growth and optimization of customer acquisition spending depends on maintaining high approval rates balanced with credit risk management. We continually improve our scoring models to optimize a profitable balance of application approval rates and portfolio performance.

•
Expand credit for our borrowers—Through extensive testing and proprietary underwriting, we have successfully increased credit limits for customers, enabling us to offer “the right loan to the right customer.” The favorable customer acceptance rates and credit performance have improved overall loan-vintage and portfolio performance. For the year ended December 31, 2019, our average loan amount for Unsecured and Secured Installment loans was $607 and $1,326, respectively.

•
Continue to improve the customer journey and experience—We continuously seek to enhance our “Call, Click or Come In” customer experience and execution, with projects ranging from continuous upgrades of our web and mobile app interfaces to enhanced service features to payment optimization.

•
Enhance our network of strategic affiliate marketing partnerships—Our strategic affiliate partnership network generates customer applicants that we can close using our diverse array of marketing channels. By further leveraging these existing networks and expanding the reach of our partnership platform to include new relationships, we can increase the number of overall leads we receive.

•
Marketing Expansion—We reach our customers using a multi-channel approach, including addressable TV, text to apply and enhanced digital ads utilizing our site-to-store concept to stay ahead of the continually developing landscape of our customers behavior and needs. These approaches are incorporated into our core marketing and we recently expanded our sponsorships by signing with certain major events, such as NASCAR auto racing, to expand our brand awareness.

Customers

Our customers require essential financial services and value timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies, which are not generally available to them. According to a May 2017 study by FactorTrust, underbanked customers in the U.S. have the following characteristics:

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

In the U.S., our customers generally earn between $25,000 and $75,000 annually. In Canada, our customers generally earn between C$25,000 and C$60,000 annually. Our customers utilize the services provided by our industry for a variety of reasons, including that they often:

•	have immediate need for cash between paychecks;

•	have been rejected for traditional banking services;

•	maintain insufficient account balances to make a bank account economically efficient;

•	prefer and trust the simplicity, transparency and convenience of our products;

•	need access to financial services outside of normal banking hours; and

•	reject complicated fee structures in some bank products (e.g., credit cards and overdrafts).

Marketing

We use a multi-channel approach to attract new customers, with a variety of targeted and direct response strategies. We use various forms of media to build brand awareness and drive customer traffic in stores, online and to our contact centers. These strategies include direct-response spot television, radio campaigns, point-of-purchase materials, multi-listing and directory program for print and online yellow pages, local store marketing activities, prescreen direct mail campaigns, robust online marketing strategies and “send a friend” and word-of-mouth referrals from satisfied customers. We also utilize our unique capability to drive customers applying online to our store locations–a program we call “Site-to-Store.”

Information Systems

Curo is our proprietary IT platform and is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Curo is scalable and has been successfully implemented in the U.S. and Canada. It is designed to support and monitor compliance with regulatory and other legal requirements for the financial products we offer. Our platform captures transactional history by store and by customer, which allows us to track loan originations, payments, defaults and payoffs, as well as historical collection activities on past-due accounts, all in a single data base. In addition, our stores perform automated daily cash reconciliation at each store and every bank account in the system. Curo enables us to make real-time, data-driven changes to our acquisition and risk models, which yields significant benefits in terms of customer acquisition costs and credit performance. Each of our stores and all of our customer service collections representatives have secure, real-time access to it.

Curo and its proprietary algorithms are used for every aspect of underwriting and scoring of our loan products. The customer application, approval, origination and funding processes differ by state, country and by channel. Our customers typically have an active phone number, open checking account, recurring income and a valid government-issued form of identification. For in-store loans, the customer presents required documentation, including a recent pay stub or support for underlying bank account activity for in-person verification. For online loans, application data is verified with third-party data vendors, our proprietary algorithms and/or tech-enabled account verification. Our proprietary, highly scalable scoring system employs a champion/challenger process, whereby models compete to produce the most successful customer outcomes and profitable cohorts. Our algorithms use data relevancy and machine learning techniques to identify approximately 60 variables from a universe of approximately 11,600 that are the most predictive in terms of credit outcomes. The algorithms are continuously reviewed and refreshed and are focused on a number of factors related to disposable income, expense trends and cash flows, among other factors, for a given loan applicant. The predictability of our scoring models is driven by the combination of application data, purchased third-party data and our robust internal database of over 85 million records as of December 31, 2019 associated with loan information. These variables are then analyzed using a series of algorithms to produce a "Curo Score" that allows us to optimize lending decisions in a scalable manner.

Collections

To enable store employees to focus on customer service and to improve effectiveness and compliance management, we operate centralized collection facilities in the U.S. and Canada. Our collections personnel contact customers after a missed payment, primarily via phone calls, letters, text, push notifications and emails, and attempt to help the customer understand available payment arrangements or alternatives to satisfy the deficiency. We use a variety of collection strategies, including payment plans, settlements and adjustments to due dates. Collections teams are trained to apply different strategies and tools for the various stages of delinquency and also vary methodologies by product type.

We assign delinquent loan accounts in the U.S. to Ad Astra, our third-party collection agency, typically after 91 days without a scheduled payment. Subsequent to December 31, 2019, we acquired Ad Astra. See Note 24, "Subsequent Events" of the Notes to Consolidated Financial Statements for additional information on the acquisition. Under our policy, the precise number of days past-due to trigger a collection-agency referral varies by state and product and requires, among other things, that proper notice be delivered to the customer. Once a loan meets the criteria set forth in the policy, it is automatically referred for collection. We make changes to our policy periodically in response to various factors, including regulatory developments and market conditions. As delinquent accounts are paid, Curo updates these accounts in real time. This ensures that collection activity will cease the moment a customer’s account is brought current or paid in full and considered in “good standing.” See Note 18, “Related Party Transactions" of the Notes to Consolidated Financial Statements for a description of our relationship with Ad Astra.

Competition

We believe that the primary factors upon which we compete are:

•	range of services;

•	flexibility of product offering;

•	convenience;

•	reliability;

•	fees; and

•	speed.

Our customers tend to value service that is quick and convenient, lenders that can provide the most appropriate structure, loan terms that are fair and payments that are affordable. We face competition in all of our markets from other alternative financial services providers, banks, savings and loan institutions, short-term consumer lenders and other financial services entities. Generally, the landscape is characterized by a small number of large, national participants with a significant presence in markets across the country and a significant number of smaller localized operators. Our competitors in the alternative financial services industry include monoline operators (both public and private) specializing in short-term cash advances, multiline providers offering cash advance services in addition to check cashing and other services, and subprime specialty finance and consumer finance companies, as well as businesses conducting operations online and by phone.

Seasonality

Our U.S. lending business typically experiences the greatest demand during the third and fourth quarters with reduced demand in the first quarter as a result of federal income tax refunds and credits. Typically, our cost of revenue for our loan products, which represents our provision for loan losses, is lowest as a percentage of revenue in the first quarter of each year due to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of the year. As a result, we experience seasonal fluctuations in our U.S. operating results and cash needs. Our lending business in Canada is somewhat seasonal, although to a lesser extent than our U.S. lending business. We typically experience our highest demand in Canada in the third and fourth quarters, with lower demand in the first quarter; however, the reduction in volume relating to tax refunds is not as prevalent as in the U.S.

Employees

As of December 31, 2019, we had approximately 4,000 employees, approximately 3,000 of whom work in our stores. In addition to our corporate headquarters in Wichita, Kansas, we have a state-of-the-art financial technology office in Chicago, Illinois, which allows us to attract and retain talented IT development and data science professionals. None of our employees are unionized or covered by a collective bargaining agreement and we consider our employee relations to be good.

We believe that customer service is critical to our continued success and growth. As such, we have staffed each of our stores with a full-time Store Manager, Branch Manager or Manager, who runs the day-to-day operations of the store. The Manager is typically supported by two to three Senior Assistant Managers and/or Assistant Managers and three to eight full-time Customer Advocates. A new store will typically start with a Manager, a Senior Assistant Manager, two Assistant Managers and two Customer Advocates. Customer Advocates conduct the point-of-sale activities and greet and interact with customers from a secured area behind expansive windows. We believe staff continuity is critical to our business. We believe that our pay rates are equal to or better than all of our major competitors and we regularly evaluate our benefit plans to maintain their competitiveness.

Regulatory Environment and Compliance

The alternative financial services industry is regulated at the federal, state and local levels in the U.S. and at the federal and provincial levels in Canada. In general, these regulations are designed to protect consumers and the public, while providing standard guidelines for business operations. Laws and regulations governing our loan products typically impose restrictions and requirements, such as governing interest rates and fees, maximum loan amounts, the number of simultaneous or consecutive loans, required waiting periods between loans, loan extensions and refinancings, payment schedules (including maximum and minimum loan durations), required repayment plans for borrowers claiming inability to repay loans, disclosures, security for loans and payment mechanisms, licensing, and in certain jurisdictions, database reporting and loan utilization information. We are also subject to federal, state, provincial and local laws and regulations relating to our other financial products, including laws and regulations governing recording and reporting certain financial transactions, identifying and reporting suspicious activities and safeguarding the privacy of customers’ non-public personal information. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Risk Factors” of this Annual Report.

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified or reinterpreted. We regularly work with regulatory authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that we believe are equitable to businesses and consumers alike.

Legislative bodies, regulatory authorities at various levels of government and voters have enacted, and are likely to continue to propose, new rules and regulations impacting our industry. Due to the evolving nature of laws and regulations, new or revised laws or rules could adversely impact our current product offerings or alter the economic performance of our existing products and services. For example, laws were recently enacted in California and Ohio by legislation and in Colorado by voter initiative that impaired our lending businesses in those states. Additionally, payment provisions of a rule adopted by the Consumer Financial Protection Bureau (“CFPB”) in 2017 (the “2017 Final CFPB Rule”) will likely increase costs and lessen the effectiveness of our loan servicing and collections. Also, if a recent CFPB proposal to rescind so-called “mandatory underwriting provisions” of the 2017 Final CFPB Rule does not go into effect, and if the 2017 Final CFPB Rule is not declared to be invalid in an industry lawsuit against the Rule, the 2017 Final CFPB Rule could have a more significant negative impact on our business.

In addition, the CFPB has proposed a debt collection rule that, if and when adopted, will apply to the third-party collection activities of our recently acquired Ad Astra subsidiary and potentially serve as a model for our first-party collections.

We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations or financial condition.

U.S. Regulations

U.S. Federal Regulations

The U.S. federal government and its agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations.

Dodd-Frank: In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Title X of this legislation created the CFPB, which became operational in July 2011. Title X provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains so-called “UDAAP” provisions, which declare unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and give the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining, within constraints, unlawful acts and practices. On January 24, 2020, the CFPB issued a policy statement indicating how and when it will apply the abusive standard and seek monetary relief for abusive conduct. Additionally, the Federal Trade Commission Act prohibits “unfair” and “deceptive” acts and practices in connection with a trade or business and gives the Federal Trade Commission enforcement authority to prevent and redress violations of this prohibition.

2017 Final CFPB Rule: Pursuant to its authority to adopt UDAAP rules, the CFPB published the 2017 Final CFPB Rule in the Federal Register on November 17, 2017. The provisions of the 2017 Final CFPB Rule directly applicable to us were initially scheduled to become effective in August 2019. However, in February 2019, the CFPB proposed a rule (the "2019 Proposed CFPB Rule") to rescind the Mandatory Underwriting (or ability-to-repay) Provisions of the 2017 Final CFPB Rule, and in June 2019, the CFPB adopted a final rule delaying until November 19, 2020 the implementation date of the mandatory underwriting provisions. Additionally, the entire 2017 Final CFPB Rule has been stayed, at least for now, by a federal district court order in an industry challenge to the 2017 Final CFPB Rule. While the lawsuit has also been stayed, the plaintiffs challenging the 2017 Final CFPB Rule are seeking a preliminary injunction against the 2017 Final CFPB Rule on the basis that the 2017 Final CFPB Rule is arbitrary and capricious and also on the basis that rulemaking by a single CFPB director who is not subject to discharge without cause is unconstitutional.

The Mandatory Underwriting Provisions of the 2017 Final CFPB Rule, which the 2019 Proposed CFPB Rule would rescind: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including our payday and vehicle title loans with a term of 45 days or less, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making this ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. In its Fall 2019 Rulemaking Agenda, the CFPB stated that it is reviewing comments received in response to the 2019 Proposed CFPB Rule and anticipates taking final action in April 2020. We do not know if the CFPB is on schedule to adopt a final rule by that date.

In light of the industry challenge to the 2017 Final CFPB Rule, the CFPB's delay of the Mandatory Underwriting Provisions and the 2019 Proposed CFPB Rule to rescind the mandatory underwriting provisions, as well as the possibility of legal challenges to the 2019 CFPB Proposed Rule if it is adopted, we cannot predict whether, when or which parts of the 2017 Final CFPB Rule will ultimately go into effect and, if so, whether and how it might be further modified; nor can we quantify the potential effect on our results of operations or financial condition.

In its issued form, the 2017 Final CFPB Rule sets forth Mandatory Underwriting Provisions that establish ability-to-repay, ("ATR") requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with terms of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s deposit or other asset account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

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

Under the Mandatory Underwriting Provisions of the 2017 Final CFPB Rule applicable to covered short-term loans and covered longer-term balloon payment loans, a lender would need to choose between:

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

•
A lender generally must give the consumer at least three business days advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, is initiated on a date other than the date of a regularly scheduled payment or is initiated in a different channel that the immediately preceding payment attempt. A lender must also provide the borrower with a "consumer rights notice" in a prescribed form after two consecutive failed payment attempts.

The Payment Provisions are outside the scope of the 2019 Proposed Rule although the CFPB indicated it has received a formal request to revisit the treatment of debit cards under the Payment Provisions and it intends to examine the Payment Provisions further. If the CFPB determines that further action is warranted, it may commence a separate rulemaking initiative.

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
For a discussion of the potential impact of the 2017 Final CFPB Rule and 2019 Proposed Rule on us, see “Risk Factors—Risks Relating to the Regulation of Our Industry—The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our results of operations or financial condition."
CFPB Proposed Debt Collection Rule. On May 21, 2019, the CFPB published in the Federal Register a proposed debt collection rule that is intended to apply to debt collectors that are subject to the Fair Debt Collection Practices Act ("FDCPA”), such as our recently-acquired Ad Astra subsidiary. The proposed rule addresses third-party debt collector communications with consumers, collection practices and collection disclosures. Among other things, it would impose new restrictions on such communications, such as a weekly limit on the number of times a debt collector can place a telephone call to a consumer about a debt and a waiting period following a telephone conversation with the consumer. It would also mandate new collection disclosures. The CFPB is expected to issue a supplemental proposal that could require additional new disclosures for the collection of time-barred debts. If the proposed debt collection rule were to be adopted in its current form, it would require significant changes in Ad Astra’s collection practices.

CFPB Enforcement. In addition to Dodd-Frank's grant of rule-making authority, which resulted in the 2017 Final CFPB Rule, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from approximately $5,100 per day for ordinary violations of federal consumer financial laws to approximately $29,000 per day for reckless violations and $1.2 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations promulgated thereunder, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

CFPB Supervision and Examination. Additionally, the CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures, and began field examinations of industry participants in 2012. The CFPB commenced its first supervisory examination of us in October 2014. The scope of the CFPB’s examination included a review of our Compliance Management System, our Short-Term Small Dollar lending procedures, and our compliance with federal consumer financial protection laws. Neither the 2014 examination nor its Examination Report, which we received in September 2015, materially affected our results of operations or financial condition.

The CFPB commenced its second examination of us in February 2017 and completed the related field work in June 2017. The scope of the 2017 examination included a review of our Compliance Management System, our substantive compliance with applicable federal laws, and other matters requiring attention. Neither the 2017 examination nor its Examination Report, which we received in February 2018, materially affected our results of operations or financial condition.

The CFPB commenced a limited scope examination of us in October 2019 that covered our compliance with applicable federal laws and other matters requiring attention. The 2019 examination did not materially affect our results of operations or financial condition.

Possible Changes in Practices. While we do not expect that matters arising from our past CFPB examinations will have a material impact on us, we have made in recent years and are continuing to make, at least in part to meet the CFPB's expectations, certain enhancements to our compliance procedures and consumer disclosures. For example, even if the Payment Provisions do not become effective, we may make changes to our payment practices in a manner that will increase our costs and/or reduce our consolidated revenues.

On January 27, 2020, the CFPB published in the Federal Register a policy statement on the use of “compliance aids.” While the CFPB stated that compliance aids are not regulations or official interpretations and therefore compliance with them is not required, we intend to make reasonable efforts to incorporate the CFPB's aids and guidance in our business practices. We do not believe that doing so will have a material impact on our operations, results or financial condition.

Anti-Arbitration Rule. Under its authority to regulate pre-dispute arbitration provisions pursuant to Section 1028 of Dodd-Frank, in July 2017 the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses with class-action waivers in agreements for certain consumer financial products and services, including those applicable to us. Subsequently, Congress overturned the rule and the President signed a joint resolution on November 1, 2017 to repeal this anti-arbitration rule. As a result, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization. Congress could potentially enact a law having a similar effect, which may be more likely if Democrats were to assume control over the Presidency and both houses of Congress.

MLA. The Military Lending Act (the "MLA"), enacted in 2006 and implemented by the Department of Defense (the "DoD"), imposes a 36% cap on the “all-in” annual percentage rates charged on certain loans to active-duty members of the U.S. military, reserves and National Guard and their dependents. As initially adopted, the MLA and related DoD rules applied to our loans with terms up to 90 days but not our longer-term loans. However, effective in October 2016, the DoD expanded its MLA regulations to encompass our longer-term Installment and Open-End Loans that were not previously covered. As a result, we ceased offering short-term consumer loans to these applicants in 2007 and all loans to these applicants in 2016.

Enumerated Consumer Financial Services Laws, Telephone Consumer Protection Act ("TCPA") and CAN-SPAM. Federal law imposes additional requirements on us with respect to our consumer lending. These requirements include disclosure requirements under the Truth in Lending Act ("TILA"), and Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers prior to consummation of both closed-end and open-end loans and, additionally for open-end credit products, periodic statements and change-in-terms notices. For closed-end loans, the annual percentage rate, finance charge, amount financed, total of payments, and payment schedule, late fees and security interests must all be disclosed. For open-end credit, the borrower must be provided with key information that includes annual percentage rates and balance computation methods, various fees and charges, and security interests.

Under the Equal Credit Opportunity Act ("ECOA") and Regulation B, we may not discriminate on various prohibited bases, including race, gender, national origin, marital status and the receipt of government benefits, or retirement or part-time income, and we must also deliver notices specifying the basis for credit denials, as well as certain other notices.

The Fair Credit Reporting Act ("FCRA") regulates the use of consumer reports and reporting of information to credit reporting agencies. FCRA limits the permissible uses of credit reports and requires us to provide notices to customers when we take adverse action or increase interest rates based on information obtained from third parties, including credit bureaus.

We are also subject to additional federal requirements with respect to electronic signatures and disclosures under the Electronic Signatures In Global And National Commerce Act ("ESIGN") and requirements with respect to electronic payments under the Electronic Funds Transfer Act ("EFTA)" and Regulation E. EFTA and Regulation E requirements also have an important impact on our prepaid debit card services business. The EFTA and Regulation E protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers. Among other limitations, they prohibit creditors from conditioning the extension of credit on the consumer's repayment through electronic fund transfers authorized in advance to recur at substantially equal intervals.

Additionally, we are subject to TCPA, the CAN-SPAM Act and the regulations of the Federal Communications Commission, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has given rise to a spate of litigation nationwide.

We apply the FDCPA as a guide in conducting our first party collection activities for delinquent loan accounts, and we are subject to applicable state collections laws as well. For our third-party collection activities as a result of our recent acquisition of Ad Astra, we are required to comply with the FDCPA and applicable state collections laws. If and when the CFPB adopts its proposed debt collection rule, in addition to complying with the rule in conducting our third-party collection activities, we expect to also use this rule as a guide in conducting our first party collection activities for delinquent loans.

Bank Secrecy Act and Anti-Money Laundering Laws. Under regulations of the U.S. Department of the Treasury (the "Treasury Department") adopted under the Bank Secrecy Act of 1970 ("BSA"), we must report currency transactions in an amount greater than $10,000 by filing a Currency Transaction Report ("CTR"), and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. Multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by, or on behalf of, the same person and result in either cash in or cash out totaling more than $10,000 during any one business day. We are required to file a CTR for any transaction which appears to be structured to avoid the required filing where the individual transaction or the aggregate of multiple transactions would otherwise meet the threshold and require the filing of a CTR.

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

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmittal business without the appropriate state licenses, which we maintain. In addition, the USA PATRIOT Act of 2001 and its corresponding federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program. In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe four classes of reportable suspicious transactions: one or more related transactions that the money services business knows, suspects or has reason to suspect (i) involve funds derived from illegal activity or are intended to hide or disguise such funds, (ii) are designed to evade the requirements of the BSA, (iii) appear to serve no business or lawful purpose or (iv) involve the use of the money service business to facilitate criminal activity.

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

Privacy Laws. The Gramm-Leach-Bliley Act of 1999 and its implementing federal regulations require us generally to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter, unless posted on our website.

U.S. State and Local Regulations

Currently, we make loans in approximately 25 states in the U.S. pursuant to enabling legislation that specifically allows direct loans of the type that we make. In three other states, we make open-end loans pursuant to a contractual choice of Kansas law. In Texas, we operate under a CSO model, where we are paid by borrowers to facilitate loans from lenders unaffiliated with us.

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

In the event of serious or systemic violations of state law by us or, in certain instances, our third-party service providers when acting on our behalf, we would be subject to a variety of regulatory and private sanctions. These could include license suspension or revocation (not necessarily limited to the state or product to which the violation relates); orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief. Depending upon the nature and scope of any violation and/or the state in question, monetary relief could include restitution, damages, fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and, in some cases, principal as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operations or financial condition.

Recent and Potential Future Changes in the Law: During the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending. For example, during 2018 legislation was enacted in Ohio and a ballot initiative was adopted in Colorado restricting our loans in those states. Also, during the 2019 session, legislation was passed in California (AB 539) which directly impacted our Installment lending in California.

In Ohio, we operated as a registered CSO until April of 2019, providing CSO services to borrowers who applied for and obtained unsecured installment loans from an unaffiliated third-party lender. In July 2018, the Ohio Legislature passed House Bill 123 which significantly limited permissible fees and other terms on short term loans and effectively eliminated the viability of the CSO model in Ohio. The principal sections of the new law became effective in April 2019. As a result, we no longer operate as a registered CSO in Ohio. Instead, we obtained a short-term lender's license from the Ohio Department of Commerce and now offer a 120-day installment loan product. Ohio customers may originate and manage their loans online via the internet or mobile application.

In November 2018 Colorado residents approved a ballot initiative that reduced allowable charges on payday loans to an annual percentage rate of no more than 36%. As result, after February 1, 2019, the effective date of the ballot initiative, we stopped offering payday loans in Colorado, and we commenced offering loans under the Colorado Uniform Consumer Credit Code as a supervised lender.

In California, the Governor signed Assembly Bill 539 in October 2019, and the law became effective on January 1, 2020. AB 539 imposes an annual interest rate cap of 36% plus the Federal Funds Rate on all consumer loans between $2,500 and $10,000, a rate we view as unsustainable for our California Installment loans, which produced 12.2% of our total consolidated revenue from continuing operations for the year ended December 31, 2019. As of December 31, 2019, gross loans receivable on California Unsecured and Secured Installment loans amounted to $71.4 million and $36.5 million, respectively. We continue to evaluate the likely effect on our results of operations or financial condition as a result of this law and alternatives available to service customers in the California market. There can be no assurance that we will be able to implement a strategy to replace our California Installment loans, or if we do, that we will be able to avoid or surmount any legal attacks on any such strategy. Refer to “Risk Factors” in this Annual Report for additional information regarding the impact of this law to our business.

We, along with others in the short-term consumer loan industry, intend to continue to inform and educate legislators and regulators and to oppose legislative or regulatory action that would unduly prohibit or severely restrict short-term consumer loans as compared with those currently allowed. Nevertheless, if legislative or regulatory action with that effect were taken in states in which we have a significant number of stores (or at the federal level), that action could have a further material adverse effect on our loan-related activities and revenues.

Texas CSO Lending: The CSO model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as arranger for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and, for our online services and services in some storefronts, also licensed as a CAB. Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

Nearly 60 Texas cities, including Austin, Dallas, San Antonio and Houston, have passed substantially similar local ordinances addressing products offered by CABs. These local ordinances place restrictions on the amounts that can be loaned to customers and the terms under which the loans can be repaid. As of December 31, 2019, we operated 67 stores in Texas cities with local ordinances. We have been cited by the City of Austin for alleged violations of the Austin ordinance but believe that: (i) the ordinance conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. However, in September 2017, the Travis County Court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits have not been scheduled. Accordingly, we do not expect to have a final trial-court determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time (much less a decision no longer subject to appeal). An adverse final decision could potentially result in material monetary liability in Austin and possibly other cities and would force us to restructure the loans we arrange in Texas.

California Consumer Privacy Act: In 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects and providing consumers a right to access that information, a right to opt out of the sale of personal information and a right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA has been subject to a handful of amendments, of which AB 25, which is scheduled to sunset in January 2021, has the greatest impact on us. AB 25 excludes employees from most CCPA rights, other than the right to notice at or before the point of collection about the categories of personal information to be collected and the purposes for which the categories of personal information shall be used and a private right of action for data breach. A potential ballot initiative may have additional impact should it make it to the ballot in November 2020. Despite amendments and regulations, the CCPA remains ambiguous in many regards, and we anticipate further amendments both for CCPA and specifically addressing employee data. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know the full impact, these developments could ultimately result in the imposition of requirements on CURO and other consumer financial service providers, as well as the business community at large, that could increase costs or otherwise adversely affect our business.

Legal Proceedings: Prior to the effective date of AB 539, discussed below, the California Financing Law capped interest rates on loans under $2,500 but imposed no interest rate limit on loans of $2,500 or more. The California Department of Business Oversight (the “DBO”) has asserted that the interest rate cap applied to loans in an original principal amount of $2,500 or more that are partially prepaid shortly after origination to reduce the principal balance below $2,500. While we disagree with this interpretation of the law, we nevertheless entered into a consent order with the DBO addressing the matter to eliminate the cost, distraction and risks of potential litigation. The consent order does not contain any admission of wrongdoing and did not (and will not) have a material effect on our results of operations or financial condition.

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

Subsequent to the California Supreme Court’s decision in De La Torre, on August 31, 2018, a class action lawsuit was filed against Speedy Cash in the Southern District of California. The complaint alleges that Speedy Cash charges unconscionable interest rates, in violation of consumer protection statutes, and seeks restitution and public injunctive relief. A motion to compel arbitration and stay proceedings was filed by Speedy Cash on October 30, 2018. An order denying that motion was entered on June 10, 2019. Speedy Cash has filed an appeal of the order with the Ninth Circuit Court of Appeals, and the District Court has agreed to stay the proceedings in the trial court until June 1, 2020. The parties are also required to file a status report on or before February 27, 2020 apprising the District Court of the status of the Ninth Circuit appeals in Blair v. Rent-A-Center, Inc. and two companion cases which involve legal issues concerning public injunctive relief that bear on the issues in the Speedy Cash case. Oral argument on the Ninth Circuit appeal in the Speedy Cash case is tentatively scheduled in Anchorage, Alaska in June 2020.

Additional Laws: Like our lending businesses, our non-lending businesses are supervised by state authorities in each state where we are licensed. We are subject to regular state examinations and audits and must address with the appropriate state agency any findings or criticisms resulting from these examinations and audits.

Most states have laws and regulations governing check cashing, money transmission and debt collection, including licensing and bonding requirements and laws regarding maximum fees, recordkeeping and/or posting of fees, and our business is subject to various local regulations, such as local zoning, occupancy and debt collection regulations. These state and local regulations are subject to change and vary widely from state to state and city to city.

We cannot provide any assurances that additional state or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate. Additionally, we cannot provide any assurances that any future changes to statutes or regulations will not have a material adverse effect on our results of operations or financial condition.

Canada Regulations

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

Currently, Ontario, Alberta, British Columbia, Manitoba, Nova Scotia, Prince Edward Island, Saskatchewan, New Brunswick and Newfoundland have provincial enabling legislation allowing for payday loans and have also been designated under the Criminal Code. Under the provincial payday lender legislation there are generally cost of borrowing disclosure requirements, collection activity requirements, caps on the cost of borrowing that may be recovered from borrowers and restrictions on certain types of lending practices, such as extending more than one payday loan to a borrower at any one time.

Canadian provinces periodically review the regulations for payday loan products. Some provinces specify a time period within the Act while other provinces are silent or simply note that reviews will be periodic.

Nova Scotia

In September 2018, Nova Scotia completed its triennial review process of borrowing rates. In November 2018, the Utility and Review Board announced its decision to reduce the maximum cost of borrowing from C$22 per C$100 to C$19 per C$100, effective February 1, 2019. The remaining recommendations of the Review Board, mainly an extended payment plan offering, may be considered by the regulator. Cash Money operated five retail store locations as of December 31, 2019 and has an internet presence in Nova Scotia.

British Columbia

Effective January 1, 2017, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") reduced the total cost of borrowing from C$23 per C$100 lent to C$17 per C$100 lent. A further reduction to C$15 per C$100 lent was effective September 1, 2018. On February 26, 2019, the Minister of Public Safety and Solicitor General introduced in Parliament Bill 7 titled “Business Practices and Consumer Protection Amendment Act, 2019." This bill received Royal Assent on May 16, 2019 and became law. The bill primarily allows the Ministry to (i) define a high cost credit product and (ii) require licensing and consumer protection oversight. It also authorizes the Ministry to prescribe regulations regarding high cost credit products, including a cooling off period between loans, cost/optional services disclosure requirements, and prohibition of concurrent loan products. It is too early to predict the outcome of the regulations setting process and its impact on our operations.

As of December 31, 2019, we operated 26 of our 202 Canadian stores and conducted online lending in British Columbia. Revenues in British Columbia were approximately 8.7% of our Canadian revenues and 1.7% of total consolidated revenues for the year ended December 31, 2019.

Ontario

In November 2016, the Ministry introduced Bill 59 titled “Putting Consumers First Act (the “PCF Act”), which proposed additional consumer protection measures. Bill 59 officially received Royal Assent in April 2017. A majority of the Single-Pay-loan-related provisions in the PCF Act, including but not limited to installment repayment plans, advertising requirements, prohibitions on number of loans in a year and disclosure requirements were subject to a further regulatory process.

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

We conducted online lending and operated 133 of our 202 Canadian stores in Ontario as of December 31, 2019. Revenues originated in Ontario represented approximately 67.8% of revenue generated in Canada and 13.6% of our total consolidated revenues for the year ended December 31, 2019.

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

In May 2016, Bill 15 received Royal Assent. The maximum cost of borrowing of C$15 per C$100 lent became effective in August 2016 and final regulations for the installment payments effective November 30, 2016. As a result of these regulatory changes, we introduced an Installment product during 2016 and, by the end of 2017, offered only Installment and Open-End products.

In November 2017, the Alberta Government introduced a bill titled “A Better Deal for Consumers and Businesses Act,” which covered a number of industries including high-cost credit businesses and was intended to provide the government with the authority to promulgate certain regulations to further insure consumer protection. The act passed and formally received Royal Assent on December 15, 2017. In February 2018, the Alberta Government initiated a consultation process respecting high-cost credit products, which resulted in additional regulations being passed setting out a regime for such products, including installment loans with an APR of 32% or more and lines of credit with an annual interest of 32% or more. Among other things, high-cost lenders are required to hold a license and to provide additional disclosures to borrowers. This high-cost credit regime became effective on January 1, 2019.

We operated 27 of our 202 Canadian stores (as of December 31, 2019) and conducted online lending in Alberta. Revenues in Alberta were approximately 16.4% of our Canadian revenues and 3.3% of our total consolidated revenues for the year ended December 31, 2019. We are currently evaluating the effects of our product changes in Alberta.

Manitoba

In January 2016, the Province of Manitoba announced a Public Utilities Board ("PUB") hearing to specifically review and consider a reduction in the rate from C$17 per C$100 lent to C$15 per C$100 lent and a reduction in the maximum amount borrowers can loan from 30% of net pay to 25% of net pay. In June 2016, the PUB issued its report to the government recommending that these proposed changes not be made. It is unknown if and when the government may adopt the recommendations of the PUB. As of December 31, 2019, we operated four stores in Manitoba.

Saskatchewan

Effective February 2018, Saskatchewan amended its Payday Loan Regulations to provide that the maximum rate that may be charged to a borrower be reduced from C$23 per C$100 lent to C$17, and the maximum fee for a dishonored check be reduced from C$50 to C$25. As of December 31, 2019, we operated six stores in Saskatchewan.

Installment and Open-End loans are subject to the Criminal Code interest rate cap of 60%. Providers of these types of loans are also subject to provincial legislation that requires lenders to provide certain disclosures, prohibits the charging of certain default fees and extends certain rights to borrowers, such as prepayment rights. Alberta and Manitoba have enacted legislation that specifically regulates high-cost credit grantors, which define a high-cost credit product, and require licensing and additional consumer protection oversight. Similar legislation has been proposed, but is not yet in force, in British Columbia. In addition, in Ontario, the PCF Act which received Royal Assent in April 2017, provides the Ontario Ministry with the authority to impose additional restrictions on lenders which offer installment loans, subject to a regulatory process, including: (i) requiring a lender to take into account certain factors with respect to the borrower before entering into a credit agreement with that borrower; (ii) capping the amount of credit that may be extended; (iii) prohibiting a lender from initiating contact with a borrower for the purpose of offering to refinance a loan; and (iv) capping the amount of certain fees that do not form part of the cost of borrowing. In July 2017, the Ministry of Government and Consumer Services issued a consultation document requesting feedback on questions regarding a new regime for high-cost credit and limits on optional services, such as optional insurance. The proposed high-cost credit regime would apply to loans with an annual interest rate that exceeds 35%. The Ministry summary accompanying the consultation document stated that a further consultation paper would be issued in the fall of 2017 on those matters and that the Ministry expected that regulation would be enacted in early 2019. The Ministry has not yet published this further consultation paper.

Other Federal Matters

In Canada, the federal government generally does not regulate check cashing businesses, except in respect of federally regulated financial institutions (and other than the Criminal Code of Canada provisions noted above in respect of charging or receiving in excess of 60% annual interest on the credit advanced in respect of the fee for a check cashing transaction), nor do most provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Quebec, where check cashing stores are not permitted to charge a fee to cash a government check; and Manitoba, British Columbia and Ontario, where the province imposes a maximum fee to be charged to cash a government check. The province of Saskatchewan also regulates the check cashing business but only in respect of provincially regulated loan, trust and financing corporations. Cash Money does not operate in the province of Quebec.

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

The contents of these websites, or the information connected to those websites, are not incorporated into this Annual Report. References to websites in this Annual Report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

ITEM 1A.     RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, results of operations, financial condition or future results. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may adversely affect our business, financial condition, operating results or share price in the future. You should carefully consider the risk factors.
Risks Relating to Our Business

If our allowance for loan losses is not adequate to absorb our actual losses, this could have a material adverse effect on our results of operations or financial condition.

We face the risk that our customers will fail to repay their loans in full. We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See Note 1, “Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements for factors considered by management in estimating the allowance for loan losses. We also maintain a liability for estimated probable losses on loans funded by unrelated third-party lenders under our CSO programs, but for which we are responsible through the issuance of a guarantee. As of December 31, 2019, the sum of our aggregate reserve and allowance for losses on loans and liability for losses associated with the guaranty provided to the CSO lenders for loans not in default (including loans funded by unrelated third-party lenders under our CSO programs) was $117.5 million. This reserve, however, is an estimate. Actual losses are difficult to forecast, especially if such losses stem from factors that we have not experienced historically, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. As a result, our allowance for loan losses may not be sufficient to cover actual losses or comparable to that of traditional banks subject to regulatory oversight. If actual losses are greater than our reserve and allowance, this could have a material adverse effect on our results of operations or financial condition.
Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs ("NCOs") as a percentage of revenues and it is essential that we price loans appropriately in response to this and other factors. We rely on Curo and our proprietary credit and fraud scoring models, in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may negatively and materially impact our operating results.
Because of the non-prime nature of our customers, our business has much higher rates of charge-offs than traditional lenders. Accordingly, it is essential that our products are appropriately priced to take into account the credit risks of our customers. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on Curo and our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on our historical experience. However, without consistent enhancements to ensure optimal performance, our models will typically become less effective over time. If we are unable to rebuild Curo, or if it does not perform as expected, our products will experience increasing defaults or higher customer acquisition costs.
If Curo fails to adequately predict the creditworthiness of customers, or if it fails to assess prospective customers’ financial ability to repay their loans, or any or all of the other components of our credit decision process fails, higher than forecasted losses may result. Similarly, if our scoring models overprice our products, we could lose customers. Furthermore, if we are unable to access the third-party data used in Curo, or access to such data is limited or cost prohibitive, the ability to accurately evaluate potential customers using Curo will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender, may consequently experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations or financial condition.
Additionally, if we make errors in the development and validation of any of the models or tools used to underwrite loans, such loans may result in higher delinquencies and losses. Moreover, if future performance of customer loans differs from past experience, which experience has informed the development of Curo, delinquency rates and losses could increase, all of which could have a material adverse effect on our business, prospects, results of operations or financial condition.
If Curo is unable to price the credit risk of the customer effectively, we would experience lower margins. Either our losses would be higher than anticipated due to underpricing products or customers may refuse to accept the loan if products are perceived as overpriced. Additionally, an inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and have a material adverse effect on our business, prospects, results of operations or financial condition.
Changes in the demand for our products and specialty financial services or our failure to adapt to such changes could have a material adverse effect on our business, prospects, results of operations or financial condition.
The demand for a particular product or service may change due to a variety of factors such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products, reduction in our marketing spend, macroeconomic changes or changes in customers’ financial conditions among other factors. If we fail to adapt to a significant change in our customers’ demand for, or access to, our products or services, our revenue could decrease significantly. Even if we make adaptations or introduce new products or services to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. The effects of changes to products or services on our business may not be fully ascertainable until the changes have been in effect for a period of time and could have a material adverse effect on our business, prospects, results of operations or financial condition.
Our results of operations or financial condition may be materially adversely affected if we are unable to manage our growth effectively.
There can be no assurance that we will be able to successfully grow our business or that our current business, results of operations or financial condition will not suffer if we fail to prudently manage our growth. Failure to grow the business and generate estimated future levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates disciplined growth in Canada and the U.S., increasing the market share of our online operations, selectively expanding our offering of installment loans and potential expansion in other international markets, is subject to significant risks. The profitability of our current operations and any future growth is dependent upon a number of factors, including our ability to appropriately price our products, our ability to manage credit risk, our ability to respond to regulatory and legislative changes, our ability to obtain and maintain financing to support these opportunities, our ability to hire, train and retain an adequate number of qualified employees, our ability to obtain and maintain any required regulatory permits and licenses and other factors, some of which are beyond our control, such as changes in regulatory and legislative environments.
As a result, the profitability and cash flows of our current operations could suffer if we do not successfully implement our growth strategy.

Our substantial indebtedness could have a material adverse effect on our business, results of operations or financial condition.
As of December 31, 2019, we had approximately $790.5 million of debt outstanding, net of deferred financing costs, premiums and discounts. The amount of our indebtedness could have significant effects on our business, including the following:

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
Our ability to meet our obligations depends on future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control or predict. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital resources, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.
The preparation of our financial statements and certain tax positions taken by us require the judgment of management, and we could be subject to risks associated with these judgments.
The preparation of our financial statements requires management to make estimates and assumptions, including allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance and CSO guarantee liability, that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As a result, our assumptions and provisions may not be sufficient to cover actual losses. If actual losses are greater than our assumptions and provisions, our results of operations or financial condition could be adversely affected.
We previously identified a material weakness in our internal control over financial reporting (“ICFR”), and if we are unable to implement and maintain effective ICFR in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock may be adversely effected, and we may become subject to litigation and regulatory investigation.

During the year ended December 31, 2018, we identified a material weakness in ICFR related to the improper or incomplete application of technical accounting principles generally accepted in the United States of America (“US GAAP”) standards and related interpretations to complex or non-routine matters.

As further described above and in Part II, Item 9A “Controls and Procedures,” of this Form 10-K, management has concluded that the material weakness discussed above is remediated at December 31, 2019. If the additional controls and procedures we have implemented are not effective, or if we identify new material weaknesses in the future in our internal controls over financial reporting, we may not detect errors in a timely manner and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective ICFR, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. We may also fail to report our financial results on a timely and accurate basis, which could result in sanctions, lawsuits, or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.
If sufficient funds are not available from our operations, excess cash or from our debt agreements, we will be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access the debt capital markets to obtain capital to finance growth. Efficient access to the debt capital markets will be critical to our ongoing financial success. However, our future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by consumers. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit. We may have more limited access to commercial bank lending than other businesses due to the negative bias toward our industry. As a result, commercial banks and other lenders have and may continue to restrict access to credit for participants in our industry. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions. A disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available at favorable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges, all of which could have a material adverse effect on our ability to achieve our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could have a material adverse effect on our business relationships with such third parties.
Any disruption in the availability of our information technology systems could have a material adverse effect on our business operations.
We rely heavily upon Curo in almost every aspect of our business, including to process customer transactions, provide customer service, determine loan amounts, manage collections, account for our business activities, support regulatory compliance and generate the reporting used by management for analytical, loss management and decision-making purposes. Our store and online platform is part of an integrated data network designed to manage cash levels, facilitate underwriting decisions, reconcile cash balances and report revenue and expense transaction data. Curo could be disrupted and become unavailable due to a number of factors, including power outages, a failure of one or more of our information technology, telecommunications or other systems and cyber-attacks on or sustained disruptions of these systems. Our back-up systems and security measures could fail to prevent a disruption in the availability of our information technology systems. A disruption in Curo could prevent us from performing fundamental aspects of our business, including loan underwriting, customer service, payments and collections, internal reporting and regulatory compliance.
Adverse economic conditions could cause demand for our loan products to decline or make it more difficult for our customers to make payments on our loans and increase our default rates.
We derive the majority of our revenue from consumer lending. Factors that may influence demand for our products and services include macroeconomic conditions, such as employment, personal income and consumer sentiment. Our underwriting standards require, among other things, our customers to have a steady source of income as a prerequisite for making a loan. Therefore, if unemployment increases among our customer base, the number of loans we originate will likely decline and the number of loan defaults could increase. If consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for consumer loans in general may decline. Accordingly, poor economic conditions could have a material adverse effect on our results of operations or financial condition.
The failure to comply with debt collection regulations, or the failure of our third-party collection agencies to comply with debt collection regulations, could subject us to fines and other liabilities, which could harm our reputation and business.

In January 2020, we acquired Ad Astra, our exclusive provider of third-party collection services for our U.S. operations. The FDCPA regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. We have used in the past, and may continue to use in the future, third-party collections agencies to collect on debts incurred by consumers of our credit products. Regulatory changes could make it more difficult for us and collections agencies to effectively collect on the loans we originate.

In addition, in 2016, the CFPB issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA, which would apply to our attempts, and the attempts of our third-party collection agencies, to collect debt originated by other lenders, including under our CSO programs. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The CFPB outline does not include proposed or final rules, and any future rules could be significantly different from those in the outline. The CFPB has not yet defined a date for any proposed rules related to debt collection nor has it defined the effective date for the implementation of final rules. We cannot give any assurances that the effect of such rules will not have a material impact on our U.S. products and services.

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually. If we determine that it is necessary to implement a material, non-cash write-down, that could have a material adverse effect on our results of operations or financial condition.
The carrying value of our goodwill was $120.6 million, or approximately 11.1% of our total assets, as of December 31, 2019. We assess goodwill for impairment on an annual basis at the reporting unit level, as defined by Financial Accounting Standard Board’s ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting. Goodwill is assessed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. We may be required to recognize impairment of goodwill based on future events or circumstances which could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Impairment of goodwill could result in material charges that could result in a material, non-cash write-down of goodwill, which could adversely affect our results of operations or financial condition. Due to the current economic environment and the uncertainties regarding the impact that future economic consequences will have on our reporting units, there can be no assurance that our estimates and assumptions made for purposes of our annual goodwill impairment test will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins for certain of our reporting units are not achieved, we may be required to record goodwill impairment losses in future periods. It is not possible at this time to determine if any such future impairment will occur, and if it does occur, whether such charge would be material.

Our lending business is somewhat seasonal, which causes our revenues to fluctuate, which could have a material adverse effect on our ability to service our debt obligations.

Our U.S. lending business typically experiences reduced demand in the first quarter as a result of our customers’ receipt of tax refund checks. Demand for our U.S. lending services is generally greatest during the third and fourth quarters. This seasonality requires us to manage our cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations or financial condition during those periods.

Our lending business in Canada is somewhat seasonal, although to a lesser extent than our U.S. lending business. We typically experience our highest demand in Canada in the third and fourth quarters with lower demand in the first quarter; however, the reduction in volume relating to tax refunds is not prevalent as in the U.S. If our consolidated revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results and our ability to service our debt obligations could be materially and adversely affected.

We have covenants in our debt agreements which may restrict our flexibility to operate our business. If we do not comply with these covenants, our failure could have a material adverse effect on our results of operations or financial condition.
Our debt agreements contain customary restrictive covenants, including limitations on consolidated indebtedness, liens, investments, subsidiary investments and asset dispositions, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity and could have a material adverse effect on our operating results and financial condition. In addition, an event of default under one of our debt agreements may result in our then-outstanding debt to become immediately due and payable. This would have a material adverse effect on our liquidity, results of operation or financial condition.
The implementation of new or changes in the interpretation of existing accounting principles, financial reporting requirements or tax rules could have a material adverse effect on our financial statements.
We prepare our financial statements in accordance with US GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require us to change our accounting, financial reporting or tax positions, our results of operations or financial condition could be materially adversely affected, and we could be required to restate historical financial reporting.
In June 2016, FASB issued new guidance that will require lenders to adopt the current expected credit loss (“CECL”) approach to evaluate impairment of loans. The CECL approach requires evaluation of credit impairment based on an estimate of life of loan losses whereas rules currently in effect require the evaluation of credit impairment based on incurred losses. Given our status as an SRC, we are taking advantage of rules permitting deferment and we do not expect to adopt CECL until at least January 1, 2021 as permitted by ASU 2019-10 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements for more information on the new standard and its potential effect on our results of operations or financial condition.
Failure to keep up with rapid technological changes and Internet regulations could harm our business.
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
Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, funds from third-party lenders under our CSO programs and our Non-Recourse Canada SPV Facility, which finances the origination of eligible U.S. and Canada Unsecured, Secured Installment and Open-End loans. However, we cannot guarantee we will be able to secure additional operating capital from third-party lenders or refinance our existing revolving credit facilities on reasonable terms or at all. As the volume of loans that we make to customers increases, we may have to expand our borrowing capacity on our existing Non-Recourse Canada SPV Facility or add new sources of capital. If the underlying collateral does not perform as expected, our access to the Non-Recourse Canada SPV Facility could be reduced or eliminated. The availability of these financing sources depends on many factors, some of which we cannot control. In the event of a sudden or unexpected shortage of funds in the banking system or capital markets, we may not be able to maintain necessary levels of funding without incurring high funding costs, suffering a reduction in the term of funding instruments or having to liquidate certain assets. If our cost of borrowing increases or we are unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail our origination of loans, which could have a material adverse effect on our results of operations or financial condition.
We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
The success of our business depends to a significant degree upon the protection of our proprietary technology, including Curo, which we use for pricing and underwriting loans. We seek to protect our intellectual property with non-disclosure agreements we sign with third parties and employees and through standard measures to protect trade secrets. We also implement cybersecurity policies and procedures to prevent unauthorized access to our systems and technology. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Our employees, including those working on Curo, have not been required to execute agreements assigning us proprietary rights to technology developed in the scope of their employment, although we intend to have employees sign such agreements in the future. Additionally, while we currently have a number of registered trademarks and pending applications for trademark registration, we do not own any patents or copyrights with respect to our intellectual property.
If competitors learn our trade secrets (especially with regard to our marketing and risk management capabilities), others attempt to acquire patent protection of algorithms similar to ours or our employees attempt to make commercial use of the technology they develop for us, it could be difficult to successfully prosecute to recover damages. Additionally, a third-party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third-party or employee for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. If we are unable to protect our software and other proprietary intellectual property rights, or to develop technologies that are as adaptive to changing consumer trends or appealing to consumers as the technologies of our competitors, our competitors would have an advantage over us.
If the information provided by customers or third parties to us is inaccurate, we may misjudge a customer’s qualification to receive a loan, and our operating results may be harmed.
Our lending decisions are based partly on information provided to us by loan applicants. If these applicants provide information to us that is inaccurate or misleading, our scoring may not accurately reflect the associated risk. In addition, data provided by third-party sources is a significant component of our scoring of loan applications and this data may contain inaccuracies. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results. In addition, we use identity and fraud check analyzing data provided by external databases to authenticate each applicant's identity. There is a risk, however, that these checks could fail, and fraud may occur. We may not be able to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively affect our operating results, brand and reputation and require us to take steps to reduce fraud risk, which could increase our costs.
The failure of third parties who provide products, services or support to us could disrupt our operations or result in a loss of revenue.
Some of our lending activity depends in part on support we receive from unaffiliated third parties. This includes third-party lenders who make loans to our customers under our CSO programs as well as other third parties that provide services to facilitate lending, loan underwriting and payment processing in our online lending consumer loan channels. If our relationship with any of these third parties end and we are unable to replace them or if any of these third parties do not maintain quality and consistency in their programs or services or become unable to provide their products and services to us, we could lose customers which would substantially decrease our revenue and earnings. Our revenue and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on. We also use third parties to support and maintain certain of our communication systems and information systems.
In Texas, we rely on third-party lenders to conduct business. Regulatory actions can materially and adversely affect our third-party product offerings.
In Texas, we currently operate as a CSO or a CAB, arranging for unrelated third-parties to make loans to our customers. Through December 31, 2019, our CSO program in Texas generated revenues of $281.0 million. There are a limited number of third-party lenders that make these types of loans and there is significant demand and competition for the business of these companies. These third parties rely on borrowed funds to make consumer loans. If they lose their ability to make loans or become unwilling to make loans to us and we are unable to find another third-party lender, we would be unable to continue offering loans in Texas as a CSO, which would prevent us from receiving revenue from these activities. This could adversely affect our results of operations or financial condition.
Prior to May 2019, we operated as a CSO in Ohio. Due to regulatory changes in Ohio approved in 2018, which effectively eliminated the viability of the CSO model in Ohio, we stopped operating as a CSO in Ohio in April 2019.

When the Texas' legislature reconvenes in 2021, the results of Ohio’s House Bill 123 could be used as a model to implement a similar law in Texas. If we are not able to adapt or introduce new products to counteract the impact of a similar law and ruling in Texas as that of Ohio’s House Bill 123, our results of operations or financial condition could be materially and adversely affected.
Competition in the financial services industry could cause us to lose market share and revenues.
The industry in which we operate is highly fragmented. While we believe the market for U.S. storefronts is mature, it is likely that competition for market share will intensify. We believe the Canadian market is less saturated, but still experiences significant competition by both large, well-financed operators, as well as significant numbers of smaller competitors. Across all geographies, we see a growing number of sophisticated online-based lenders. Increased competition in any of the geographies in which we operate could lead to consolidation in our industry. If our competitors get stronger through consolidation, and we are unable to identify attractive consolidation opportunities, we could be at a competitive disadvantage and could experience declining market share and revenue. If these events materialize, they could negatively affect our ability to generate sufficient cash flow to fund our operations and service our debt obligations.
In addition to increasing competition among companies that offer traditional consumer loan products, there is a risk of losing market share to new market entrants. Increased competition from secured title loan lenders, pawn lenders and unsecured installment loan lenders could also adversely affect our revenues.
Our growth strategy contemplates disciplined opening of additional stores in the U.S. and Canada, and expanding our online presence in each of those geographies. If our competitors aggressively pursue store expansion, competition for store sites could result in our failing to open our planned number of stores, or increase our costs to secure additional sites, both of which could result in slower growth and lower operating performance. Increased competition in our online business could result in higher advertising and marketing costs to attract and retain customers, leading to lower margins.
Our international scope of our operations leads to increased cost and complexity, which could negatively affect operations.
Operating our business in two countries increases the complexity of managing our business. This has led to enhanced administrative burdens related to regulatory compliance, tax compliance, labor controls and other federal, state, provincial and local requirements. Additional resources, both internal and external, are required to comply with these increasing requirements, resulting in increased corporate costs. Other future changes to laws or regulations may result in further cost increases, thereby negatively impacting our profitability.
Our core operations are dependent upon maintaining relationships with banks and other third-party electronic payment solutions providers. Any inability to manage cash movements through the banking system or the Automated Clearing House (“ACH”) system would materially impact our business.
We maintain relationships with commercial banks and third-party payment processors. These entities provide a variety of treasury management services including providing depository accounts, transaction processing, merchant card processing, cash management and ACH processing. We rely on commercial banks to receive and clear deposits, provide cash for our store locations, perform wire transfers and ACH transactions and process debit card transactions. We rely on the ACH system to deposit loan proceeds into customer bank accounts and to electronically withdraw authorized payments from those accounts. It has been reported that the U.S. Department of Justice and the Federal Deposit Insurance Corporation ("FDIC"), as well as other federal regulators, have taken or threatened actions, commonly referred to as “Operation Choke Point,” intended to discourage banks and other financial services providers from providing access to banking and third-party payment processing services to lenders in our industry. We can give no assurances that actions akin to Operation Choke Point will not intensify or resume, or that the effect of such actions against banks and/or third-party payment processors will not pose a future threat to our ability to maintain relationships with commercial banks and third-party payment processors. The failure or inability of retail banks and/or third-party payment providers to continue to provide services to us could adversely affect our operations if we are unable or unsuccessful in replacing those providers with comparable service providers.
Public perception of our business and products as being predatory or abusive could negatively affect our business, results of operations or financial condition.
Negative public perception that the consumer loans and other alternative financial services provided by us are predatory and abusive could negatively affect demand for our products and services. Widespread adoption of this perception could potentially have negative consequences for our business or our products, including lawsuits, adverse legislative or regulatory changes, difficulty attracting and retaining qualified employees, decreased demand for our products and services and reluctance or refusal of other parties, such as banks or other electronic payment processors, to transact business with us. These consequences could have a material adverse impact on our business and result in a significant decrease in our revenues and results of operations.
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
In addition, we are subject to cybersecurity risks and security breaches, which could result in the unauthorized disclosure or appropriation of customer data. We may not be able to anticipate or implement effective preventive measures against these types of security breaches, especially because the techniques change frequently or are not recognized until launched. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Actual or anticipated attacks and risks may increase our expenses, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. It is also possible that our protective measures would fail to prevent a cyber-attack and the resulting disclosure or appropriation of customer data. A significant data breach could harm our reputation, diminish our customer confidence and subject us to significant legal claims, any of which may contribute to a loss of customers and have a material adverse effect on us.
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
If we lose key management or are unable to attract and retain the talent required to operate and grow our business or if we are required to substantially increase our labor costs to attract and retain qualified employees, our results of operations or financial condition could be adversely affected.
Our continued growth and future success will depend on our ability to retain members of our senior management team, who possess valuable knowledge of, and experience with, the legal and regulatory environment of our industry, who have experience operating in our markets and who have been instrumental in developing our strategic plans and procuring capital to enable the pursuit of those plans. The loss of the services of one or more members of senior management and our inability to attract new skilled management could harm our business and future development. We do not maintain any key man insurance policies with respect to any senior management or employees.

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
A recent trend among some municipalities in the U.S. and Canada has been to enact zoning restrictions in certain markets. These zoning restrictions may limit the number of payday lending stores that can operate in an area or require certain distance requirements between such stores and competitors or other uses such as residential or schools. These restrictions may make it more difficult to find suitable locations for future expansion, thereby negatively affecting our growth plans.
Weather-related events, other natural disasters, man-made events or health emergencies could have an adverse impact on our business or the economy as a whole, which could adversely affect our results of operations or financial condition.

We operate stores across the U.S. and Canada and some of these regions have experienced weather events including tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war and similar events. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact our customers’ ability to repay their loans and cause other negative impacts on our ability to conduct business. Our insurance coverage may be insufficient to compensate for losses that may occur. Similarly, acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. Any of these events could also cause consumer confidence to decrease which could negatively impact demand and result in less volume and, in turn, less revenue.

In addition, a widespread health emergency, such as the current novel coronavirus outbreak, and perceptions regarding its broad impact may increasingly negatively affect the North American and global economy, travel, employment levels, employee productivity, demand for and repayment of our loan products and other macroeconomic activities, which could adversely affect our business, results of operations or financial condition. Given the dynamic nature of the novel coronavirus outbreak, however, the extent to which it may impact our results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time.

We rely on trademark protection to distinguish our products from the products of our competitors.

We rely on trademark protection to distinguish our products from the products of our competitors. We have registered various trademarks, including “Speedy Cash®,” “Rapid Cash®,” "Cash Money®," “The Money Box®,” “OPT+®,” "Revolve Finance®," "AVIO Credit®" and "LendDirect®" in the U.S. and/or Canada, and are in the process of registering other trademarks in those jurisdictions. For trademarks we use that are not registered, and as permitted by applicable local law, we rely on common law trademark protection. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks, and may be able to use our trademarks in jurisdictions where they are not registered or otherwise protected by law. If our trademarks are successfully challenged or if a third party is using confusingly similar or identical trademarks in particular jurisdictions before we do, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. If others are able to use our trademarks, our ability to distinguish our products may be impaired, which could adversely affect our business.
The failure to successfully integrate newly acquired businesses into our operations could negatively affect our profitability.
From time-to-time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. The success of the acquisitions we have completed, as well as future acquisitions is, and will continue to be, dependent upon our ability to effectively integrate the management, operations and technology of acquired businesses into our existing management, operations and technology platforms. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired businesses into our organization in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations or financial condition. It is also possible that the integration process could result in loss of key employees, disruption of ongoing businesses, incurrence of tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies. As a result, our ability to maintain relationships with customers, employees or other third-parties or our ability to achieve the anticipated benefits of acquisitions could be adversely affected and harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all or whether we will be able to successfully integrate any acquired products or technologies. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.
We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of their former employers.
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
Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to employee and third-party theft or errors. We also may be subject to liability as a result of crimes at our stores.
Our business requires us to maintain a significant supply of cash in each of our stores. As a result, we are subject to the risk of cash shortages resulting from theft or errors by employees and third-parties. Although we have implemented various programs in an effort to reduce these risks, maintain insurance coverage for theft and utilize various security measures at our facilities, it is possible that employee and third-party theft or errors will occur in material amounts. Cash shortages from employee and third-party theft or errors were $0.5 million (0.05% of consolidated revenue) and $0.6 million (0.06% of consolidated revenue) for the year ended December 31, 2019 and 2018, respectively. The extent of our cash shortages could increase as we expand the nature and scope of our products and services. Although we have experienced break-ins by third parties at our stores in the past, none of these has had, either individually or in the aggregate, a material adverse effect on our operations. Going forward, theft or errors could lead to cash shortages and could materially and adversely affect our business, prospects, results of operations or financial condition. It is also possible that violent crimes such as armed robberies may be committed at our stores. We could experience liability or adverse publicity arising from such crimes. For example, we may be liable if an employee, customer or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on our business, prospects, results of operations or financial condition.

Risks Relating to the Regulation of Our Industry
The CFPB authority over our U.S. consumer lending business could have a significant impact on our U.S. business.
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
Furthermore, because the CFPB is a relatively new entity and its authority and activities appear to have been influenced by the political party in power, its practices and procedures regarding examination, enforcement and other matters relevant to us and other CFPB-regulated entities are subject to further development and change. Where the CFPB holds powers previously assigned to other regulators, the CFPB may not continue to apply such powers or interpret relevant concepts consistent with previous regulators’ practice.
The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts or practices and to investigate and penalize financial institutions that violate this prohibition. In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations. If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
The CFPB promulgated new rules applicable to our loans that could have a material adverse effect on our results of operations or financial condition.
The 2017 Final CFPB Rule includes Mandatory Underwriting Provisions and Payment Provisions. However, the 2019 Proposed CFPB Rule, if adopted in its current form, would rescind the Mandatory Underwriting Provisions. Moreover, the CFPB has adopted a rule delaying implementation of the Mandatory Underwriting Provisions until November 2020 and a federal district court in the Western District of Texas has entered an order (the “Court Order”) staying the implementation of the entire 2017 Final CFPB Rule. See "Business—Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rules" for a description of these rules. We cannot provide assurance that the Mandatory Underwriting Provisions will be rescinded or, if they are rescinded, that litigation challenging such rescission will not be initiated and result in reinstatement of the Mandatory Underwriting Provisions.

At present, the Mandatory Underwriting Provisions include provisions that: (i) it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including our payday and vehicle title loans with a term of 45 days or less, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making this ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting and recordkeeping requirements. In its Fall 2019 Rulemaking Agenda, the CFPB announced plans to issue a Final Rule in April 2020 with respect to the 2019 Proposed CFPB Rule to rescind the Mandatory Underwriting Provisions.
We believe that complying with the Mandatory Underwriting Provisions of the 2017 Final CFPB Rule would be costly, and would significantly reduce the permitted borrowings by individual consumers. Accordingly, unless they are declared invalid in the Texas litigation, rescinded or substantially revised as a result of the 2019 Proposed CFPB Rule or other rulemaking, the Mandatory Underwriting Provisions would likely have a substantial adverse impact on our results of operations or financial condition. We are unable to predict whether and when the 2017 Final CFPB Rule or 2019 Proposed CFPB Rule will go into effect and, if so, whether and how they might be further modified. Accordingly, we cannot predict the impact on our business, if any, of the Mandatory Underwriting Provisions.
In addition to its Mandatory Underwriting Provisions, the 2017 CFPB Final Rule contained Payment Provisions that would also have a significant impact on our business if they were to go into effect in their present form. The CFPB has not proposed to modify or delay implementation of the Payment Provisions, which were originally scheduled to go into effect on August 19, 2019. However, the Court Order indefinitely stays implementation of the entire 2017 Final CFPB Rule, including the Payment Provisions. The court has continued its stay of the 2017 Final CFPB Rule a number of times. The parties in the litigation are required to file a Joint Status Report with the court no later than April 24, 2020 and there can be no assurance that the court will keep the stay in force or, if so, how long it will do so.

The Payment Provisions would apply to short-term consumer loans, longer-term balloon payment consumer loans and longer-term loans with annual percentage rates exceeding 36% and leveraged payment mechanisms affording the lender access to funds in an asset account of the consumer. Under the Payment Provisions:

•
If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are returned for insufficient funds, the lender cannot make any further attempts to collect from such account unless the borrower has provided a new and specific authorization for additional payment transfers. The 2017 Final Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on debit card authorization requests, the 2017 Final Rule nevertheless treats card authorization requests as payment attempts subject to these limitations. While the CFPB has indicated it has received a formal request to revisit the treatment of debit cards under the Payment Provisions, it has not done so to date. If the CFPB determines that further action is warranted, it would likely need to commence a separate rulemaking initiative.

•
A lender generally must give the consumer at least three business days advance notice before attempting to collect payment by accessing a consumer’s checking, savings or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel than the immediately preceding payment attempt. A lender must also provide the borrower with a "consumer rights notice" in a CFPB-prescribed form after two consecutive failed payment attempts.

We believe that complying with the Payment Provisions of the 2017 Final Rule would require significant modifications to our payment, customer notification and compliance systems and create delays in initiating automated collection attempts when payments we initiate are initially unsuccessful. These modifications would increase costs and reduce revenues, albeit to a far lesser extent than the Mandatory Underwriting Provisions. Accordingly, unless the Payment Provisions are declared invalid in the Texas litigation, substantially revised or eliminated by future rulemaking, they could have a material adverse impact on our results of operations or financial condition.

Even in advance of the effective date of the 2017 Final CFPB Rule (and even if the 2017 Final CFPB Rule does not become effective), it is possible that we may make further changes to our payment practices in a manner that will increase costs and/or reduce revenues.

Our industry is strictly regulated everywhere we operate. Existing and new laws and regulations could have a material adverse effect on our results of operations or financial condition.

We are subject to substantial regulation everywhere we operate. In the U.S. and Canada, our business is subject to a variety of statutes and regulations enacted by government entities at the federal, state, provincial, and municipal levels. These regulations affect our business in many ways, and include regulations relating to:

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

These regulations, which are outside of our control, affect our business in many ways, including affecting the loans and other products we can offer, the prices we can charge, the other terms of our loans and other products, the customers to whom we are allowed to lend, how we obtain our customers, how we communicate with our customers, how we pursue repayment of our loans and many others. Consequently, these restrictions adversely affect our loan volume, revenues, delinquencies and other aspects of our business, including our results of operations.

In recent years, lending laws were adopted in California, Ohio and Colorado with a significant adverse impact on our business. Virginia appears close to enacting a law that will adversely impact our business. See “Regulatory Environment and Compliance-U.S. Regulations-U.S. State and Local Regulations-Recent and Potential Future Changes in the Law.” In particular, in October 2019, California Governor Newsom signed into law Assembly Bill 539, which, effective January 1, 2020, imposed an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. While this law does not affect our Single-Pay lending in California, it makes it impossible for us to offer our pre-existing Installment loan product in California. Revenue from California Unsecured and Secured Installment loans amounted to 8.9% and 3.3%, respectively, of total revenue from continuing operations for the year ended December 31, 2019. We continue to evaluate the effect on our results of operations or financial condition as a result of this bill and whether alternatives are available to service customers in the California market. There can be no assurance that we will be able to implement a strategy to replace our California installment loans or, if we do, that we will be able to avoid or surmount any legal attacks on any such strategy. If we are unsuccessful in managing the transition of our California business and operations from affected Installment loans to alternative products, Assembly Bill 539 could have a material adverse effect on our results of operations or financial condition.

In addition to the adverse changes in lending laws in recent years, in 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects and providing consumers a right to access that information, a right to opt out of the sale of personal information and a right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. CCPA has been subject to a handful of amendments, of which AB 25, which is scheduled to sunset in January 2021, has the greatest impact on us. AB 25 excludes employees from most CCPA rights, other than the right to notice at or before the point of collection about the categories of personal information to be collected and the purposes for which the categories of personal information shall be used and a private right of action for data breach. A potential ballot initiative may have additional impact should it make it to the polls in November 2020. Despite amendments and regulations, the CCPA remains ambiguous in many regards, and we anticipate further amendments both for the CCPA generally and specifically addressing employee data next year. Other states and possibly the federal government may adopt laws similar to the CCPA. While it is too early to know its full impact, these developments could ultimately result in the imposition of requirements on us and other consumer financial service providers, as well as the business community at large, that could increase costs or otherwise adversely affect our business.

If we fail to adhere to applicable laws and regulations, we could be subject to fines, civil penalties and other relief that could have a material adverse effect our results of operations or financial condition.
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

Accordingly, if we fail to comply with applicable laws and regulations, it could have a material adverse effect on our results of operations or financial condition.

The regulatory environment in which we operate is very complex, which increases our costs of compliance and the risk that we may fail to comply in ways that could have a material adverse effect our business.
The regulatory environment in which we operate is very complex, with applicable regulations being enacted by multiple agencies at each level of government. Accordingly, our regulatory requirements, and consequently, the actions we must take to comply with regulations, vary considerably among the many jurisdictions where we operate. Managing this complex regulatory environment is difficult and requires considerable compliance efforts. It is costly to operate in this environment, and it is possible that our costs of compliance will increase materially over time. This complexity also increases the risks that we will fail to comply with regulations in a way that could have a material adverse effect on our results of operations or financial condition.
Current and future legal, class action and administrative proceedings directed toward our industry or us may have a material adverse effect on our results of operations, cash flows or financial condition.
We have been the subject of administrative proceedings and lawsuits, as well as class actions, in the past, and may be involved in future proceedings, lawsuits or other claims. For example, we are currently involved in litigation against the City of Austin, Texas, discussed in “-Existing or new local regulation of our industry could adversely affect our results of operations or financial condition” below, as well as a putative class action in California where the plaintiffs have asserted that the interest rates on our former Installment loans are unconscionable. Other companies in our industry have also been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans. We could be adversely affected by interpretations of federal, state, provincial and municipal laws in those legal and regulatory proceedings, even if we are not a party to those proceedings. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought in the future.
We may incur significant expenses associated with the defense or settlement of current or future lawsuits, the potential exposure for which is uncertain. The adverse resolution of legal or regulatory proceedings, whether by judgment or settlement, could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or monetary penalties or modify or terminate our operations in particular local, state, provincial or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention from our senior officers and other management personnel that would otherwise be spent on other aspects of our business, and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of proceedings may also result in significant cash payouts, foregoing future revenues and modifications to our operations. Additionally, an adverse judgment or settlement in a lawsuit or regulatory proceeding could in certain circumstances provide a basis for the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition or our ability to service our debt obligations.
Existing or new local regulation of our industry could adversely affect our results of operations or financial condition.
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

Nearly 60 different Texas municipalities have enacted ordinances that regulate aspects of products offered under our CAB programs, including loan sizes and repayment terms. The Texas ordinances have forced us to make substantial changes to the loan products we offer and have resulted in litigation initiated by the City of Austin challenging the terms of our modified loan products. We believe that: (i) the Austin ordinance (like its counterparts elsewhere in the state) conflicts with Texas state law and (ii) our product in any event complies with the ordinance, when it is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. In September 2017, however, the Travis County court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits has not been scheduled. Accordingly, we do not expect to have a final determination of the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time. An adverse final decision could potentially result in material monetary liability in Austin and possibly other cities and would force us to restructure the loans we arrange in Texas. There can be no assurance that we will ultimately prevail in this litigation.
The regulations to which we are subject change from time-to-time, and future changes, including some that have been proposed, could restrict us in ways that have a material adverse effect on our results of operations or financial condition.
The laws and regulations to which we are subject change from time-to-time, and there has been a general increase in the volume and burden of laws and regulations that apply to us in the jurisdictions in which we operate, at the federal, state, provincial and municipal levels. For example, the 2017 CFPB Final Rule could have a material adverse effect on our business and operations if and to the extent it goes into effect, and recent changes in California, Ohio, Colorado and Texas municipal law have adversely affected our business. See “Business -Regulatory Environment and Compliance-U.S. Regulations-U.S. State and Local Regulations-Recent and Potential Future Changes in the Law.” We describe certain proposed laws and regulations that could apply to our business in greater detail under “Business” in this Annual Report.
We, along with others in the short-term consumer loan industry, intend to continue to inform and educate federal, state and local legislators and regulators and to oppose legislative or regulatory actions and ballot initiatives that would prohibit or severely restrict short-term consumer loans. Nevertheless, if changes in law with that effect were taken nationwide or in states in which we have a significant number of stores, such changes could have a material adverse effect on our results of operations or financial condition.
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
We expect that the interest in increasing the regulation of our industry will continue. It is possible that the laws and regulations currently proposed, or other future laws and regulations, will be enacted and will adversely affect our pricing, product mix, compliance costs or other business activities in a way that is detrimental to our results of operations or financial condition.
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
Our use of pre-dispute arbitration provisions will remain dependent on whether courts continue to enforce these provisions. We take the position that the Federal Arbitration Act (the “FAA”) requires that arbitration agreements containing class action waivers of the type we use be enforced in accordance with their terms. In the past, a number of courts, including the California and Nevada Supreme Courts, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis. However, in April 2011, the U.S. Supreme Court in a 5-4 decision in AT&T Mobility v. Concepcion held that the FAA preempts state laws that would otherwise invalidate consumer arbitration agreements with class action waivers. Our arbitration agreements differ in some respects from the agreement at issue in Concepcion, and some courts have continued to find reasons to find arbitration agreements unenforceable following the Concepcion decision. For example, in McGill v. Citibank, N.A., the California Supreme Court denied Citibank’s motion to compel arbitration on the ground that the arbitration agreement impermissibly barred the plaintiffs from pursuing claims for public injunctive relief in court or in arbitration. Based on McGill, the federal district court in the Southern District of California refused to grant CURO’s motion to compel arbitration of a complaint against us seeking class and public injunction relief due to allegedly unconscionable interest rates on our loans. Defendants in other cases addressing this issue are seeking a hearing in the U.S. Supreme Court but there can be no assurance that the U.S. Supreme Court will agree to hear the case or, if it does, that it will rule in favor of the defendants and enforce their arbitration agreements. Further, it is possible that anti-arbitration legislation could be enacted by Congress, particularly if a Democrat is elected President and Democrats assume control over both Houses of Congress. If our arbitration agreements are finally held to be unenforceable or were to become unenforceable for some reason, our costs to litigate and settle customer disputes could increase and we could face class action lawsuits, with a potential material adverse effect on our results of operations or financial condition.
New product offerings could potentially lead to litigation and monetary exposure.

We are testing in two states and considering in other states a new installment loan program with Stride Bank where we will act as marketing and servicing agent for Stride Bank and acquire participation interests in Stride Bank’s loans. This program relies on federal laws that authorize banks to export nationwide the interest charges allowed by the laws of the state where the bank is located, without regard to more restrictive interest rates of the state where the borrower resides. Thus, we believe that the Stride program may allow us to continue servicing customers in certain states that have adopted new restrictions on interest charges programs, and even to serve customers in states that have traditionally restricted interest charges to low levels.

If we expand the Stride Bank program on a large-scale basis, we will need to accept associated legal risks. This is because similar programs have resulted in lawsuits and enforcement proceedings in the past, with mixed results. Some cases have concluded that, in substance, the bank’s marketing and servicing agent and not the bank is the “true lender.” For the most part, cases reaching this conclusion have focused on the circumstance that the bank’s marketing and servicing agent acquired the “predominant economic interest” in the loans. If so, the usury laws of the borrower’s state, rather than the laws of the bank’s state, will apply. Additionally, the Madden case, decided by the Second Circuit U.S. Court of Appeals, has suggested that, even if the bank is the “true lender,” its sale of loans to a nonbanking entity might result in application of the borrower’s usury law. For example the State of Colorado is currently litigating these issues in two lawsuits involving programs with APRs limited to 36% which is lower than the rates we expect under the Stride Bank program.

Stride Bank and CURO intend to expand the Stride Bank program, which will inherently entail significant legal risk, including defense costs, attempts to impose potentially severe monetary sanctions or penalties, possible requirements to void loans and other material adverse effects on our results of operations or financial condition.

A change in the United States' presidential administration and/or composition of Congress in the upcoming 2020 election could result in new legislation, rules and regulatory and enforcement policies with a substantial adverse impact on our business.

The upcoming election could result in a new administration and/or Congress hostile to our business or with policies that could adversely impact our business.

Risks Relating to Owning Our Common Stock

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided in the past and may provide guidance in the future about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgment about our future performance, including projected revenues, key consumer trends such as allowance and the timing of regulatory approvals. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. The assumptions used or judgment applied to our current operations to project future operating and financial results may be inaccurate and could result in a material reduction in the price of our common stock, which we have experienced in the past. Our business results may also vary significantly from our guidance or our analyst’s consensus due to a number of factors which are outside of our control and which could adversely affect our operations and financial results. Furthermore, if we make downward revisions of our previously announced guidance or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

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

As of December 31, 2019, we had 41,156,224 shares of our common stock outstanding, of which 24,518,901 shares are held by our affiliates and subject to the resale restrictions of Rule 144 under the Securities Act. As of December 31, 2019, holders of a majority of approximately 27,960,522 shares, or 67.9%, of our outstanding common stock have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.

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
Similarly, any future awards of equity to our employees and the exercise of outstanding stock options by employees will dilute your ownership interest in us. As of December 31, 2019, we had options outstanding that, if fully exercised, would result in the issuance of approximately 1,404,622 shares of our common stock. All of the shares of our common stock issuable upon the exercise of options have been registered under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, except for shares held by affiliates, who will be subject to the resale restrictions under the Securities Act.
We are currently subject to a securities class action lawsuit, the unfavorable outcome of which could have a material adverse effect on our results of operations, financial condition or cash flows.
In December 2018, a putative securities class action lawsuit was filed against us and our chief executive officer, chief financial officer and chief operating officer. While we are, and will continue to, vigorously contest this lawsuit, we cannot determine the final resolution of the lawsuit or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, our management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse effect on our results because of defense costs, including costs related to our indemnification obligations, diversion of resources and other factors. We discuss this lawsuit further in Note 16, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.
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

•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, health emergencies (such as the recent outbreak of coronavirus), telecommunications failures, cyber-attacks, civil unrest in various parts of the world, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our common stock and may prevent you from being able to sell your shares at or above the price you paid for them.

Following periods of volatility in the market price of a company’s securities, stockholders may file securities class action lawsuits against a company. Our involvement in a class action lawsuit, such as the lawsuit described above in “--We are currently subject to a securities class action lawsuit, the unfavorable outcome of which could have a material adverse effect on our results of operations, financial condition or cash flows," could be costly to defend and divert our senior management’s attention and, if adversely determined, could involve substantial damages that may not be covered by insurance.
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
Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds ("FFL Holders") and the original founders of the company ("Founder Holders") together own more than 50% of our common stock, and their interests may conflict with ours or yours in the future.
At December 31, 2019, FFL Holders and Founder Holders owned approximately 11.8% and 47.7%, respectively, of our outstanding common stock. As a result, the FFL Holders and the Founder Holders collectively have the ability to elect all of the members of our Board of Directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, the FFL Holders together with Founder Holders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their respective judgment, could enhance their investment, even though such transactions might involve risks to you. For example, the FFL Holders together with the Founder Holders could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.
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
The FFL Holders are in the business of making investments in companies and may from time-to-time acquire and hold interests in businesses that compete directly or indirectly with us.
We have authorized, and may continue, to authorize share repurchase programs. We cannot guarantee that repurchases under this or other similar programs we may enter into in the future will enhance long-term stockholder value. Additionally, share repurchases could increase the volatility of the price of our stock and could diminish our cash reserves.
In April 2019, our Board of Directors authorized a share repurchase program under which we are authorized to repurchase up to $50.0 million of our common stock. As of December 31, 2019, the remaining available repurchase amount was $4.8 million. We fully utilized this program in February 2020.

In February 2020, our Board of Directors authorized a share repurchase program under which we are authorized to repurchase up to $25.0 million of our common stock. See Note 24, "Subsequent Events" of the Notes to Consolidated Financial Statements for additional details. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. We may suspend or terminate our repurchase program at any time and, even if fully implemented, the program may not enhance long-term stockholder value. Also, the amount, timing, and execution of our share repurchase program will depend on a variety of factors, including our priorities for the use of cash for other purposes, changes in cash flows, tax laws and the market price of our common stock.

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
Although our Board recently approved the payment of a quarterly cash dividend, the Board may determine in the future to reduce that dividend or pay no dividend at all on our common stock and, consequently, your ability to achieve a return on your investment may depend on appreciation in the price of our common stock.
Any decision to declare and pay dividends will be dependent on a variety of factors, including earnings, cash flow generation, results of operations, financial condition, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. The terms of our indebtedness limits our ability to pay dividends to holders of our common stock. As a result, you should not rely on an investment in our common stock to provide dividend income and the increase in value of your investment in our common stock may depend upon an appreciation in its value.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

As of December 31, 2019, we leased 214 stores in the U.S. and 202 stores in Canada. We lease our principal executive offices, which are located in Wichita, Kansas, a financial technology office in Chicago, Illinois, administrative offices in Canada and centralized collections facilities in the U.S. and Canada. See Note 17, "Leases" of the Notes to Consolidated Financial Statements for additional information on our operating leases with real estate entities that are related to us through common ownership.

ITEM 3.         LEGAL PROCEEDINGS
See Note 16, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for a summary of our legal proceedings and claims. In addition, in February 2019, we placed our U.K. operations into administration, as described further in Note 22, "Discontinued Operations" of the Notes to Consolidated Financial Statements.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE on December 7, 2017, under the symbol "CURO." Prior to this date there was no public market for our common stock.

Holders

As of February 28, 2020, there were approximately 150 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Dividends

Our Board of Directors has discretion to determine whether to pay dividends in the future based on a variety of factors, including our earnings, cash flow generation, financial condition, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

On February 5, 2020, the Board of Directors announced the initiation of a dividend program and declared our first quarterly cash dividend of $0.055 per outstanding common share ($0.22 per share annualized). The dividend was paid on March 2, 2020 to stockholders of record as of the close of business on February 18, 2020.

Share Repurchase Program

In April 2019, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of Company common stock. The repurchase program, which commenced June 2019, was completed in February 2020. We repurchased a total of 3,614,541 shares at an average price of $12.52 for a total cost of $45.2 million for the year ended December 31, 2019. In the first quarter of 2020, we expended the remaining $4.8 million under this program by repurchasing 455,255 shares through open market purchases at an average price of $10.45.

On February 5, 2020, the Board of Directors announced the authorization of a new share repurchase program for up to $25.0 million of common stock. The share repurchase program will continue until completed or terminated. Under the share repurchase program, shares may be repurchased in the open market or in privately negotiated transactions at times and amounts considered appropriate by the Board. We repurchased a total of 51,302 shares at an average price of $9.75 for a total cost of $0.5 million subsequent to year end.

Separately, in August 2019, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with FFL, a related party. Pursuant to the Share Repurchase Agreement, we repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of common stock. This transaction occurred outside of the share repurchase program authorized in April 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units(1)	(B) Weighted Average Exercise Price of Outstanding Options(2)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3)
Equity compensation plans approved by stockholders	2,861,236	$3.56	2,874,978
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,861,236	$3.56	2,874,978
(1) This amount includes 1,404,622 shares of common stock to be issued for stock options and 1,456,614 shares of common stock to be issued upon the vesting of RSU's.
(2) This amount represents only the stock options outstanding as of December 31, 2019, since RSU awards do not have an exercise price.
(3) This amount represents securities issuable under the 2017 Incentive Plan which is comprised of only RSU's as of December 31, 2019.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2) (In millions)
October 2019	853,800	$13.01	853,800	$12.9
November 2019	275,900	$14.46	275,900	$8.9
December 2019	515,606	$12.77	328,600	$4.8
Total	1,645,306	$11.72	1,458,300	$4.8
(1) Includes shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 10, "Share-Based Compensation" of the Notes to Consolidated Financial Statements for additional details on our stock-based compensation plans.

(2) As of the end of the period.

ITEM 6.         SELECTED FINANCIAL DATA

The following table presents selected historical financial data for the five years ended December 31, 2019. The selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report and our audited Consolidated Financial Statements and related Notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Annual Report. We provide certain non-GAAP financial measures in the table below because our management finds these measures useful in evaluating the performance and underlying operations of our business. We provide a detailed description of these non-GAAP financial measures and how we use them, including applicable reconciliations, immediately following this table and under "—Supplemental Non-GAAP Financial Information."

On February 25, 2019, we placed our U.K. operations into administration, which resulted in treatment of the U.K. segment as discontinued operations for all periods presented below. Refer to Note 22, "Discontinued Operations" of Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Statement of Operations Data:
Revenue	$1,141,797	$1,045,073	$924,137	$794,876	$758,523
Gross Margin	378,616	325,470	335,165	282,967	229,097
Net income from continuing operations	103,898	16,459	60,609	75,644	41,415
Adjusted Net Income(1)	130,059	92,346	86,839	75,611	44,590
Basic Earnings per Share from continuing operations	$2.33	$0.36	$1.58	$2.00	$1.09
Diluted Earnings per Share from continuing operations	$2.26	$0.34	$1.54	$1.95	$1.06
Adjusted Diluted Earnings per Share(2)	$2.83	$1.93	$2.21	$1.95	$1.14
EBITDA(3)	230,848	120,837	203,137	199,644	142,781
Adjusted EBITDA(4)	261,132	219,823	234,744	196,509	146,651
Gross Margin Percentage	33.2%	31.1%	36.3%	35.6%	30.2%
Basic Weighted Average Shares	44,685	45,815	38,351	37,908	37,908
Diluted Weighted Average Shares(2)	45,974	47,965	39,277	38,803	38,895
Selected Balance Sheet Data:
Gross Loans Receivable	$665,828	$571,531	$413,247	$273,203	$236,754
Less: allowance for loan losses	(106,835)	(73,997)	(64,127)	(36,889)	(30,124)
Loans receivable, net	$558,993	$497,534	$349,120	$236,314	$206,630
Total assets of continuing operations	$1,081,895	$884,756	$802,089	$727,440	$595,930
Debt	790,544	804,140	706,225	477,136	561,675
(1) Adjusted Net Income is defined as net income from continuing operations plus or minus certain non-cash or other adjusting items.
(2) We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If we record a loss from continuing operations under US GAAP, shares outstanding utilized to calculate Diluted Earnings Per Share from continuing operations are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings Per Share from continuing operations reflect the number of diluted shares we would have reported if reporting net income from continuing operations under US GAAP.

(3) EBITDA is defined as net income from continuing operations before interest, income taxes, depreciation and amortization.
(4) Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, plus or minus certain non-cash or other adjusting items.

Reconciliation of Net income from continuing operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures (in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from continuing operations	$103,898	$16,459	$60,609	$75,644	$41,414
Adjustments:
Loss (gain) on extinguishment of debt (1)	—	93,830	12,458	(6,991)	—
Restructuring costs (2)	1,752	—	—	2,624	—
Legal and related costs (3)	3,043	(289)	4,311	—	—
U.K. related costs (4)	8,844	—	—	—	—
Transaction-related costs (5)	—	—	5,573	329	824
Loss from equity method investment (6)	6,295	—	—	—	—
Share-based compensation (7)	10,323	8,210	10,446	1,148	1,271
Intangible asset amortization	2,884	2,750	2,475	3,486	4,319
Impact of tax law changes (8)	—	(1,610)	4,635	—	—
Cumulative tax effect of adjustments (9)	(6,980)	(27,004)	(13,668)	(629)	(3,239)
Adjusted Net Income	$130,059	$92,346	$86,839	$75,611	$44,589

Net income from continuing operations	$103,898	$16,459	$60,609	$75,644	$41,414
Diluted Weighted Average Shares Outstanding (10)	45,974	47,965	39,277	38,803	38,895
Diluted Earnings per Share from continuing operations (10)	$2.26	$0.34	$1.54	$1.95	$1.06
Per Share impact of adjustments to Net Income (10)	0.57	1.59	0.67	—	0.08
Adjusted Diluted Earnings per Share (10)	$2.83	$1.93	$2.21	$1.95	$1.14
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from continuing operations	$103,898	$16,459	$60,609	$75,644	$41,414
Provision for income taxes	38,557	1,659	41,647	41,616	18,996
Interest expense	69,763	84,382	82,696	64,361	65,059
Depreciation and amortization	18,630	18,337	18,185	18,023	17,312
EBITDA	230,848	120,837	203,137	199,644	142,781
Loss (gain) on extinguishment of debt (1)	—	90,569	12,458	(6,991)	—
Restructuring costs (2)	1,752	—	—	2,624	—
Legal and related costs (3)	3,043	(289)	4,311	—	—
U.K. related costs (4)	8,844	—	—	—	—
Transaction-related costs (5)	—	—	5,573	329	824
Loss from equity method investment (6)	6,295	—	—	—	—
Share-based compensation (7)	10,323	8,210	10,446	1,148	1,271
Other adjustments (11)	27	496	(1,181)	(245)	1,775
Adjusted EBITDA	$261,132	$219,823	$234,744	$196,509	$146,651
Adjusted EBITDA Margin	22.9%	21.0%	25.4%	24.7%	19.3%
(1) For the year ended December 31, 2018, the $90.6 million of loss on extinguishment of debt is comprised of (i) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CFTC 12.00% Senior Secured Notes due 2022, (ii) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes and (iii) $9.7 million incurred in the fourth quarter of 2018 for the redemption of the Non-Recourse U.S. SPV Facility. An additional $3.3 million is included in related costs for the year ended December 31, 2018 for duplicative interest paid through October 11, 2018 prior to repayment of the remaining 12.00% Senior Secured Notes and the Non-Recourse U.S. SPV Facility. For the year ended December 31, 2017, the $12.5 million loss from the extinguishment of debt was due to the redemption of CURO Intermediate Holding Corp.'s ("CURO Intermediate") 10.75% Senior Secured Notes due 2018 and the 12.00% Senior Cash Pay Notes due 2017. For the year ended December 31, 2016, the $7.0 million gain resulted from the purchase of CURO Intermediate 10.75% Senior Secured Notes in September 2016.

(2) Restructuring costs of $1.8 million for the year ended December 31, 2019 were due to eliminating 121 positions in North America in the first quarter. The store employee reductions help better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions relate to efficiency initiatives and has allowed the Company to reallocate investment to strategic growth activities. Restructuring costs of $2.6 million for the year ended December 31, 2016 primarily represented the elimination of certain corporate positions in our Canadian headquarters and the costs incurred related to the closure of six underperforming stores in Texas.

(3) Legal and related costs for the year ended December 31, 2019 include (i) costs related to certain securities litigation and related matters of $2.5 million, (ii) legal and advisory costs of $0.3 million related to the repurchase of shares from FFL and (iii) $0.3 million of legal and advisory costs related to the purchase of Ad Astra. Legal and related costs for the year ended December 31, 2018 includes (i) a $1.8 million reduction of the liability related to our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans, (ii) a securities class action lawsuit and (iii) settlement of certain matters in California and Canada. Legal and related costs for the year ended December 31, 2017 includes $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al., and $2.0 million for our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans.

(4) U.K. related costs of $8.8 million for the year ended December 31, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which includes $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $1.2 million for other costs.

(5) Transaction-related costs for the year ended December 31, 2017 include professional fees paid in connection with potential transactions, expenses related to our IPO on December 7, 2017, expenses related to the issuance of $135.0 million additional Senior Secured Notes due 2022 in the fourth quarter of 2017 and the original issuance of $470.0 million of Senior Secured Notes due 2022 in the first quarter of 2017. Transaction-related cost for the years ended December 31, 2016 and 2015 relate to professional fees paid in connection with potential transactions.

(6) The Loss from equity method investment for the year ended December 31, 2019 of $6.3 million includes (i) our share of the estimated GAAP net loss of Cognical Holdings, Inc. ("Katapult", formerly known as Zibby) and (ii) a $3.7 million market value adjustment recognized during the second quarter of 2019 as a result of an equity raising round from April through July of 2019 that implied a value per share less than the value per share raised in prior raises. As of December 31, 2019, we owned 43.8% of the outstanding shares of Katapult.

(7) We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(8) As a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"), we provided an estimate of the new repatriation tax as of December 31, 2017. Subsequent to further guidance published in the first quarter of 2018, we booked additional tax expense of $1.2 million for the 2017 repatriation tax. Based upon additional interpretations and finalization of our 2017 income tax returns, the total repatriation tax was further adjusted in the fourth quarter of 2018, producing a tax benefit of $2.8 million in that period. This resulted in a net tax benefit of $1.6 million for the full year.

(9) Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country.

(10) The share and per share information have been adjusted to give effect to the 36-to-1 split of our common stock that occurred during the fourth quarter of 2017.
(11) Other adjustments include the intercompany foreign exchange impact and, prior to January 1, 2019, deferred rent. Deferred rent represented the non-cash component of rent expense, which was recognized ratably on a straight-line basis over the lease term. As of January 1, 2019, we adopted ASU No. 2016-02, Leases, which requires all leases to be recognized on the balance sheet. As a result, we no longer recognize deferred rent.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with US GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus loss (gain) on extinguishment of debt, restructuring and other costs, certain legal and related costs, loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of applicable adjustments, on a total and per share basis);

•	EBITDA (net income from continuing operations before interest, income taxes, depreciation and amortization);

•	Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items);

•	Adjusted effective income tax rate (effective tax rate plus or minus certain non-cash and other adjusting items); and

•	Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our Consolidated Financial Statements).

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures offer another way to view aspects of our business that, when viewed with our US GAAP results, provide a more complete understanding of factors and trends affecting our business.

We believe that investors regularly rely on non-GAAP financial measures, such as Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA, to assess operating performance and that such measures may highlight trends in the business that may not otherwise be apparent when relying on financial measures calculated in accordance with US GAAP. In addition, we believe that the adjustments shown below are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe that Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, Adjusted Earnings per Share, EBITDA and/or Adjusted EBITDA when reporting their results.

In addition to reporting loans receivable information in accordance with US GAAP, we provide Gross Combined Loans Receivable consisting of Company-Owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Consolidated Financial Statements ("Guaranteed by the Company"). Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We provide non-GAAP financial information for informational purposes and to enhance understanding of the US GAAP Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income, or any other performance measure derived in accordance with US GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with US GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with US GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Description and Reconciliations of Non-GAAP Financial Measures
Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our income or cash flows as reported under US GAAP. Some of these limitations are:

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

Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the U.S. and Canada. We believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across store, online, mobile and contact center touchpoints. Our IT platform, which we refer to as “Curo,” seamlessly integrates customer acquisition loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and nearly 20 years of loan performance data to efficiently and effectively score our customers’ loan applications. From 2010 through December 31, 2019, we extended $18.5 billion in credit across approximately 46.7 million loans.

In the U.S., our stores operate under “Speedy Cash” and “Rapid Cash.” In the second quarter of 2017, we launched “Avio Credit,” an online Installment and Open-End brand. In February 2019, we launched Revolve Finance, as discussed below. In Canada, our stores are branded “Cash Money” and we offer “LendDirect” Installment and Open-End loans online and at certain stores. As of December 31, 2019, our store network consisted of 416 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states and five Canadian provinces.

Recent Developments

Share Repurchase Program. Our Board of Directors authorized a share repurchase program in April 2019 providing for the repurchase of up to $50.0 million of our common stock. The repurchase program, which commenced June 2019, was fully expended as of February 5, 2020. In February 2020, our Board of Directors authorized a new share repurchase program up to $25.0 million of our common stock. See Note 23, "Share Repurchase Program" of the Notes to Consolidated Financial Statements for additional details.

Dividend Program. In February 2020, we initiated a dividend program and declared our first quarterly cash dividend of $0.055 per share ($0.22 per share annualized). See Note 24, "Subsequent Events" of the Notes to Consolidated Financial Statements for additional details.

Ad Astra Acquisition. In January 2020, we acquired Ad Astra, our exclusive provider of third-party collection services for the U.S. business. See Note 24, "Subsequent Events" of the Notes to Consolidated Financial Statements for additional details.

FFL Repurchase. In August 2019, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with FFL, a related party. Pursuant to the Share Repurchase Agreement, we repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of common stock. This transaction occurred outside of the share repurchase program authorized in April 2019.

Revolve Finance. In February 2019, we launched Revolve Finance, sponsored by Republic Bank of Chicago, which is being introduced across our U.S. stores. This product provides customers a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection.

Bank Relationships. In September 2019, we terminated the previously disclosed marketing and servicing agreement with MetaBank, a wholly-owned subsidiary of Meta Financial Group, Inc. In the fourth quarter of 2019, we signed with Stride Bank to launch an Unsecured Installment loan originated by Stride Bank. We market and service loans on behalf of the bank and Stride licenses our proprietary credit decisioning for Stride Bank's scoring and approval. This product is offered in two U.S. states currently, and we expect to expand it geographically throughout 2020.

California Assembly Bill 539: In September 2019, the California legislature passed Assembly Bill 539 which imposes an interest rate cap of 36%, plus Federal Funds Rate, on all consumer loans between $2,500 and $10,000. It became effective on January 1, 2020. Revenue from California Unsecured and Secured Installment loans amounted to 12.2% of total revenue from continuing operations for the year ended December 31, 2019. See "Business—Regulatory Environment and Compliance" for additional details.

Credit Facilities. In February 2020, we executed a non-binding letter of intent for an additional $200 million Non-Recourse Revolving Credit Facility to fund our growing U.S. portfolios. For recent developments related to our Senior Secured Notes, SPV facilities and other resources, see —Liquidity and Capital Resources.”

U.K. Developments. In February 2019, we announced that a proposed Scheme of Arrangement ("SOA"), as described in our Current Report on Form 8-K filed with the SEC on January 31, 2019, related to Curo Transatlantic Limited and SRC Transatlantic Limited (collectively the "U.K. Subsidiaries"), would not be implemented. We also announced that effective February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the Boards of Directors of our U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as administrators ("Administrators") for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place the management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. As a result, we deconsolidated the U.K. Subsidiaries as of February 25, 2019 and present the U.K. Subsidiaries as Discontinued Operations in this Annual Report.

In our Current Report on Form 8-K filed with the SEC on January 31, 2019, our results of operations included a $30.3 million expense comprised of (i) a proposed $23.6 million fund to settle historical redress claims and (ii) $6.7 million in advisory and other costs that would be required to execute the SOA. We subsequently concluded that pursuant to ASC 450, Contingencies, the SOA did not represent an estimate of loss for the redress loss contingency but instead was offered in ongoing negotiation of a potential compromised settlement with creditors. Therefore, the settlement offered through the SOA did not meet the recognition threshold pursuant to ASC 450 and should not have been accrued as a contingent liability for customer redress claims as of December 31, 2018. Our Current Report on Form 8-K filed with the SEC on March 1, 2019 appropriately included $4.6 million of fourth quarter 2018 redress costs and related charges which represented known claims as of December 31, 2018. See "Controls and Procedures" in this Annual Report for further discussion.

Refer to "Business—Regulatory Environment and Compliance” in this Annual Report for additional information regarding recent regulatory developments that may impact our business.

Components of Our Results of Operations

Effects of Inflation

The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, prolonged periods of deflation could adversely affect the degree to which we are able to increase sales through price increases.

Revenue

We offer a variety of loan products, including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. Revenue in our Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees as permitted by applicable laws and pursuant to the agreement with the customer. Product offerings differ by jurisdiction and are governed by the laws in each jurisdiction.

Installment loans are fully amortizing loans with a fixed payment amount due each period during the term of the loan. We record revenue from Installment loans on a simple-interest basis. Unsecured and Secured Installment revenue includes interest income, CSO fees and non-sufficient funds or returned-items fees on late or defaulted payments on past-due loans (to which we refer collectively as “late fees”). Late fees comprise less than 1% of Installment revenues. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

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

We also provide a number of ancillary financial products including check cashing, proprietary reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Credit), money transfer services, credit protection insurance in the Canadian market and retail installment sales.

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

Q1 2017 Installment Loss Recognition Change

Effective January 1, 2017, we modified the timeframe in which Installment loans are charged-off and made related refinements to its loss provisioning methodology. Prior to January 1, 2017, we deemed all loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of the continued shift from Single-Pay to Installment loan products and analysis of payment patterns on early-stage versus late-stage delinquencies, we revised its estimates and now consider Installment loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Installment loans and related accrued interest remain in loans receivable, with disclosure of past-due balances, for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. Quarterly, we evaluate the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.
The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2017, which we refer to throughout this Annual Report as the "Q1 2017 Installment Loss Recognition Change".
The change affected comparability to prior periods as follows:

•
Gross Combined Loans Receivable—balances in 2017 included Installment loans that were up to 90 days past-due with related accrued interest, while such balances periods prior to March 31, 2017 did not include these loans. Past-due Company-Owned Installment loans receivable as of December 31, 2019, 2018 and 2017 were $61.0 million, $66.9 million and $57.2 million, respectively.

•	Revenues—for the year ended December 31, 2017, revenues included accrued interest on past-due loan balances, while revenues for periods prior to March 31, 2017 did not include these amounts.

•	Provision for Losses—prospectively, loans charged off on day 91 included accrued interest. Thus, we adjusted allowance coverage rates in 2017 to include both principal and accrued interest.

Cost of Providing Services

•	Salaries and Benefits—include personnel-related costs for our store operations, including salaries, benefits and bonuses and are driven by the number of employees.

•	Occupancy—includes rent expense for our leased facilities, as well as depreciation, maintenance, insurance and utility expense.

•	Office—includes expenses primarily related to bank service charges and credit scoring charges at store locations.

•
Other Costs of Providing Services—includes expenses related to operations such as processing fees, collections expense, security expense, taxes, repairs and professional fees incurred as part of store operations.

•
Advertising—costs are expensed as incurred. Advertising includes costs associated with attracting, retaining and/or reactivating customers as well as creating brand awareness. We have internal creative, web and print design capabilities and if we outsource these services, it is limited to mass-media production and placement. Advertising expense also includes costs for all marketing activities including paid search, advertising on social networking sites, affiliate programs, direct response television, radio air time and direct mail.

Operating Expense

•
Corporate, District and Other Expenses—include costs such as salaries and benefits associated with our corporate and district-level employees, as well as other corporate-related costs such as rent, insurance, professional fees, utilities, travel and entertainment expenses and depreciation expense. Other income and expense includes the foreign currency impact to our intercompany balances, gains or losses on foreign currency exchanges and disposals of fixed assets and other miscellaneous income and expense amounts.

•	Interest Expense—includes interest primarily related to our Senior Secured Notes, our Non-Recourse SPV facilities and our Senior Revolver.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

Year-over-year comparisons for Open-End are affected by the Q1 2019 Open-End Loss Recognition Change. Additionally, we exclude financial results of our former U.K. operations for all periods presented, as they were discontinued for accounting and reporting purposes in February 2019. See “—Results of Discontinued Operations” for additional information.

The following table summarizes revenue by product, including CSO fees, for 2019 and 2018 (in thousands):

	Year Ended			Year Ended
	December 31, 2019			December 31, 2018
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$523,979	$6,751	$530,730	$509,883	$13,399	$523,282
Secured Installment	110,513	—	110,513	110,677	—	110,677
Open-End	147,794	97,462	245,256	106,230	35,733	141,963
Single-Pay	112,925	78,524	191,449	107,545	111,447	218,992
Ancillary	18,295	45,554	63,849	18,806	31,353	50,159
Total revenue	$913,506	$228,291	$1,141,797	$853,141	$191,932	$1,045,073

For the year ended December 31, 2019, total revenue grew $96.7 million, or 9.3%, to $1,141.8 million, compared to the prior year, predominantly driven by growth in Open-End loans in both countries. Geographically, total revenue in the U.S. and Canada grew 7.1% and 18.9%, respectively. From a product perspective, Unsecured Installment revenues rose $14.1 million, or 2.8%, in the U.S., with full-year comparisons affected by the fourth quarter 2019 portfolio repositioning and optimization in California due to recent regulatory changes, and a decrease in Canada of $6.6 million due to the continued transition to Open-End loans. Secured Installment revenues and related receivables were flat year-over-year as growth in other states offset California declines from portfolio repositioning. U.S. Single-Pay revenue increased $5.4 million, or 5.0%, compared to the prior year. Canadian Single-Pay usage and product profitability were impacted negatively year-over-year by regulatory changes in Ontario effective July 1, 2018, and the strategic transition of qualifying customers to Open-End loans. Open-End revenues rose $103.3 million, or 72.8%, on related loan growth in Canada and U.S., primarily in Tennessee, Virginia and Kansas. Ancillary revenues increased $13.7 million, or 27.3%, versus the prior year, primarily due to the sale of insurance to Installment and Open-End loan customers in Canada.

The following table summarizes revenue by product, including CSO fees, for 2018 and 2017 (in thousands):

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$509,883	$13,399	$523,282	$435,745	$19,013	$454,758
Secured Installment	110,677	—	110,677	100,981	—	100,981
Open-End	106,230	35,733	141,963	73,308	188	73,496
Single-Pay	107,545	111,447	218,992	107,553	147,617	255,170
Ancillary	18,806	31,353	50,159	20,141	19,591	39,732
Total revenue	$853,141	$191,932	$1,045,073	$737,728	$186,409	$924,137

For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue by Product and Segment and Related Loan Portfolio Performance" in Part II Item 7 of our Current Report on Form 8-K for the year ended December 31, 2018, filed with the SEC on June 28, 2019.

Loan Volume and Portfolio Performance Analysis

The following table summarizes Company Owned gross loans receivable, a GAAP-basis balance sheet measure, with reconciliation to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivable includes loans originated by third-party lenders through CSO programs, which are not included in the Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in millions).

	As of
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Company-Owned gross loans receivable	$665.8	$657.6	$609.6	$553.2	$571.5	$537.8	$420.6	$369.3
Gross loans receivable guaranteed by the Company	76.7	73.1	67.3	61.9	80.4	78.8	69.2	57.1
Gross combined loans receivable(1)	$742.5	$730.7	$676.9	$615.1	$651.9	$616.6	$489.8	$426.4
(1) See a description of non-GAAP Financial Measures in "Selected Financial Data —Supplemental Non-GAAP Financial Information."

Gross combined loans receivable by product are presented below. Year-over-year comparisons for Open-End are affected by the Q1 2019 Open-End Loss Recognition Change. Excluding the impact of the Q1 2019 Open-End Loss Recognition Change, Open-End receivables increased $78.1 million, or 37.7%, year-over-year.

Gross combined loans receivable increased $90.5 million, or 13.9%, to $742.5 million as of December 31, 2019 from $651.9 million as of December 31, 2018, primarily due to an increase in Open-End loans of 69.3% and 59.5% in the U.S. and Canada, respectively. Gross combined loans receivable performance by product is explained further in the following sections.

Unsecured Installment Loans

Unsecured Installment revenue and related gross combined loans receivable decreased 6.7% and 12.2%, respectively, from the prior-year quarter, due to portfolio repositioning and optimization in California to manage January 1, 2020 regulatory changes. Unsecured Installment gross combined loans receivable decreased $32.8 million compared to December 31, 2018.

Unsecured Installment loans in California were $71.4 million, or 44.4%, of Company-Owned gross loans receivable as of December 31, 2019, a decrease of $30.1 million from $101.5 million as of December 31, 2018, and of $15.0 million from $86.4 million as of September 30, 2019.

Unsecured Installment loans Guaranteed by the Company declined $3.1 million year-over-year due to regulatory change in Ohio, effective April 2019, and the subsequent conversion of some Ohio CSO volume to Company Owned loans, partially offset by growth in Texas.

The NCO rate for Company Owned Unsecured Installment gross loans receivable in the fourth quarter of 2019 increased approximately 40 bps year-over-year, primarily due to mix shift associated with California portfolio repositioning and optimization. California NCO rates for Unsecured Installment loans historically are lower than our other major states. California comprised 48.8% of total U.S. Company Owned Unsecured Installment loans as of December 31, 2019, as compared to 58.0% in the prior year. Also, due to the repositioning, California NCO rates have increased slightly year-over-year. Company Owned Unsecured Installment NCO rates for the U.S. excluding California were flat year-over-year.

The Unsecured Installment Allowance for loan losses as a percentage of Company Owned Unsecured Installment gross loans receivable ("allowance coverage") increased year-over-year from 19.8% as of December 31, 2018 to 22.1% as of December 31, 2019, primarily as a result of the aforementioned increase in U.S. NCO rates and higher past-due balances. Past-due receivables as a percentage of total gross receivables increased 100 bps from the same quarter a year ago, consistent with the change in NCO rates. Sequentially, allowance coverage increased from 21.9% to 22.1% as of December 31, 2019.

NCO rates for Unsecured Installment loans Guaranteed by the Company improved 270 bps compared to the same quarter a year ago. The CSO liability for losses decreased sequentially from 14.4% to 14.2% for the fourth quarter of 2019.

	2019				2018
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Unsecured Installment loans:
Revenue - Company Owned	$63,428	$65,809	$59,814	$65,542	$69,748
Provision for losses - Company Owned	33,183	31,891	33,514	33,845	39,565
Net revenue - Company Owned	$30,245	$33,918	$26,300	$31,697	$30,183
Net charge-offs - Company Owned	$35,729	$28,973	$31,970	$37,919	$37,951
Revenue - Guaranteed by the Company	$72,183	$71,424	$62,298	$70,236	$75,559
Provision for losses - Guaranteed by the Company	34,858	36,664	28,336	27,422	37,352
Net revenue - Guaranteed by the Company	$37,325	$34,760	$33,962	$42,814	$38,207
Net charge-offs - Guaranteed by the Company	$34,486	$35,916	$27,486	$30,421	$38,522
Unsecured Installment gross combined loans receivable:
Company Owned	$160,782	$174,489	$164,722	$161,716	$190,403
Guaranteed by the Company (1)(2)	74,317	70,704	65,055	59,740	77,451
Unsecured Installment gross combined loans receivable (1)(2)	$235,099	$245,193	$229,777	$221,456	$267,854
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$167,636	$169,606	$163,219	$176,060	$187,767
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (3)	$72,511	$67,880	$62,398	$68,596	$76,629
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (4)	$35,587	$38,127	$35,223	$33,666	$37,716
Unsecured Installment CSO liability for losses (4)	$10,553	$10,181	$9,433	$8,583	$11,582
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	22.1%	21.9%	21.4%	20.8%	19.8%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans Guaranteed by the Company	14.2%	14.4%	14.5%	14.4%	15.0%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$43,100	$46,537	$38,037	$40,801	$49,087
Unsecured Installment gross loans guaranteed by the Company	$12,477	$11,842	$10,087	$7,967	$11,708
Past-due Unsecured Installment gross loans receivable -- percentage	26.8%	26.7%	23.1%	25.2%	25.8%
Past-due Unsecured Installment gross loans Guaranteed by the Company -- percentage (2)	16.8%	16.7%	15.5%	13.3%	15.1%
Unsecured Installment originations:
Originations - Company Owned	$87,080	$107,275	$102,792	$78,515	$114,182
Originations - Guaranteed by the Company (1)	$91,004	$89,644	$80,445	$68,899	$89,319
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	20.6%	18.3%	20.3%	20.9%	20.8%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	46.9%	51.9%	43.6%	45.9%	48.2%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements.
(2) Non-GAAP measure. For a description of each non-GAAP metric, see "Selected Financial Data—Supplemental Non-GAAP Financial Information."
(3) Average gross loans receivable, utilized by us to calculate product yield and NCO rates, is calculated as the average of beginning of quarter and end of quarter gross loans receivable.
(4) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable for the three months ended December 31, 2019 decreased 2.7% and 5.7%, respectively, compared to the prior-year period, primarily as a result of portfolio repositioning and optimization to manage California regulatory changes effective January 1, 2020. Secured Installment gross combined loans receivable decreased $5.5 million, compared to December 31, 2018. California accounted for $36.5 million, or 40.4%, of total Secured Installment gross combined loans receivable as of December 31, 2019, a decrease of $12.3 million from $48.8 million as of December 31, 2018, and of $4.9 million from $41.4 million as of September 30, 2019. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable decreased year-over-year from 13.2% to 11.5% for the fourth quarter of 2019, and modestly increased on a sequential basis from 11.3% to 11.5% during the fourth quarter of 2019, reflecting the increase in past-due receivables.

	2019				2018
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Secured Installment loans:
Revenue	$28,690	$28,270	$26,076	$27,477	$29,482
Provision for losses	11,492	8,819	7,821	7,080	12,035
Net revenue	$17,198	$19,451	$18,255	$20,397	$17,447
Net charge-offs	$11,548	$8,455	$7,630	$9,822	$11,132
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$90,411	$92,478	$87,718	$83,087	$95,922
Average Secured Installment gross combined loans receivable (3)	$91,445	$90,098	$85,403	$89,505	$95,058
Secured Installment Allowance for loan losses and CSO liability for losses (2)	$10,375	$10,431	$10,067	$9,874	$12,616
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	11.5%	11.3%	11.5%	11.9%	13.2%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$17,902	$17,645	$14,570	$13,866	$17,835
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (1)	19.8%	19.1%	16.6%	16.7%	18.6%
Secured Installment originations:
Originations (4)	$40,961	$45,990	$49,051	$33,490	$49,217
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	12.7%	9.5%	8.9%	8.5%	12.5%
(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Selected Financial Data—Supplemental Non-GAAP Financial Information."
(2) Allowance for loan losses is reported as a contra-asset reducing gross loans receivable while the CSO guarantee liability is reported as a liability on our Consolidated Balance Sheets.
(3) Average gross loans receivable, utilized by us to calculate product yield and NCO rates, is calculated as the average of beginning of quarter and end of quarter gross loans receivable.
(4) Includes loans originated by third-party lenders through CSO programs, which are not included in the Consolidated Financial Statements.

Open-End Loans

Open-End loan balances as of December 31, 2019 increased by $128.2 million, or 61.8%, compared to December 31, 2018, on 45.5% growth in Canada and 12.4% growth in the U.S (excluding the impact of the Q1 2019 Open-End Loss Recognition Change). The Q1 2019 Open-End Loss Recognition Change, discussed further below, impacted comparability as $50.1 million of past-due Open-End loans as of December 31, 2019 would have been charged off under the former policy.

The consolidated Open-End NCO rate during the fourth quarter of 2019 improved 165 bps versus the same quarter in the prior year, primarily as a result of seasoning of the Canada portfolio. Canada NCO rates improved 290 bps year-over-year. U.S. NCO rates increased 180 bps for the same periods from a combination of loan growth, mix shift to more online volume and advertising channel shifts.

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
The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of December 31, 2019 include $50.1 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past-due loans.

•
Revenues: for the three months and year ended December 31, 2019, gross revenues include interest earned on past-due loan balances of approximately $14 million and $49 million, respectively, while revenues in prior-year periods do not include comparable amounts.

•
Provision for Losses: prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision expense is affected by NCOs (total charge-offs less total recoveries) plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 16.4% at December 31, 2019, compared to 9.6% in the comparable prior-year period.

The following table reports 2019 Open-End loan performance, including the effect of the Q1 2019 Open-End Loss Recognition Change:

	2019				2018
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Open-End loans:
Revenue	$71,295	$66,120	$54,972	$52,869	$47,228
Provision for losses	37,816	31,220	29,373	25,317	28,337
Net revenue	$33,479	$34,900	$25,599	$27,552	$18,891
Net charge-offs	$37,426	$28,202	$25,151	$(1,521)	$25,218
Open-End gross loan balances:
Open-End gross loans receivable	$335,524	$314,971	$283,311	$240,790	$207,333
Average Open-End gross loans receivable (1)	$325,248	$299,141	$262,051	$224,062	$195,700
Open-End allowance for loan losses:
Allowance for loan losses	$55,074	$54,233	$51,717	$46,963	$19,901
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	16.4%	17.2%	18.3%	19.5%	9.6%
Open-End past-due balances:
Open-End past-due gross loans receivable	$50,072	$46,053	$35,395	$32,444	—
Open-End past-due gross loans receivable - percentage	14.9%	14.6%	12.5%	13.5%	—
(1) Average gross loans receivable, utilized by us to calculate product yield and NCO rates, is calculated as the average of beginning of quarter and end of quarter gross loans receivable.

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

Pro Forma	2019
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Net charge-offs	$38,748	$29,762	$29,648	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$335,524	$314,971	$283,311	$240,790
Average Open-End gross loans receivable (1)	$325,248	$299,141	$262,051	$245,096
Net-charge offs as a percentage of average gross loans receivable	11.9%	9.9%	11.3%	13.0%
(1) Average gross loans receivable, utilized by us to calculate product yield and NCO rates, is calculated as the average of beginning of quarter and end of quarter gross loans receivable.

Single-Pay

Single-Pay revenue during the three months ended December 31, 2019 remained flat compared to the three months ended December 31, 2018. U.S. Single-Pay receivables increased $1.4 million, or 3.2%, year-over-year, offset by a decrease in Canada receivables of $0.8 million, or 2.1%, from mix shift to Open-End loans. Year-over-year, NCO rates increased 30 bps, driven entirely by Canada. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable decreased sequentially from 7.3% to 7.2%.

	2019				2018
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Single-Pay loans:
Revenue	$49,844	$49,312	$45,528	$46,761	$49,696
Provision for losses	12,289	14,736	12,446	8,268	12,825
Net revenue	$37,555	$34,576	$33,082	$38,493	$36,871
Net charge-offs	$12,145	$13,913	$11,458	$8,610	$11,838
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$81,447	$78,039	$76,126	$69,753	$80,823
Average Single-Pay gross loans receivable (1)	$78,787	$77,083	$72,940	$75,288	$79,107
Single-Pay Allowance for loan losses	$5,869	$5,662	$4,941	$3,897	$4,189
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	7.2%	7.3%	6.5%	5.6%	5.2%
(1) Average gross loans receivable, utilized by us to calculate product yield and NCO rates, is calculated as the average of beginning of quarter and end of quarter gross loans receivable.

Results of Consolidated Operations - Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Condensed Consolidated Statements of Operations (in thousands)

	Year Ended December 31,
	2019	2018	Change $	Change %
Revenue	$1,141,797	$1,045,073	$96,724	9.3%
Provision for losses	468,551	421,600	46,951	11.1%
Net revenue	673,246	623,473	49,773	8.0%
Advertising costs	53,398	59,363	(5,965)	(10.0)%
Non-advertising costs of providing services	241,232	238,640	2,592	1.1%
Total cost of providing services	294,630	298,003	(3,373)	(1.1)%
Gross margin	378,616	325,470	53,146	16.3%

Operating expense
Corporate, district and other expenses	160,103	132,401	27,702	20.9%
Interest expense	69,763	84,382	(14,619)	(17.3)%
Loss on extinguishment of debt	—	90,569	(90,569)	#
Loss from equity method investment	6,295	—	6,295	#
Total operating expense	236,161	307,352	(71,191)	(23.2)%
Net income from continuing operations before income taxes	142,455	18,118	124,337	#
Provision for income taxes	38,557	1,659	36,898	#
Net income from continuing operations	103,898	16,459	87,439	#
Net (loss) income from discontinued operations, net of tax	7,590	(38,512)	46,102	#
Net income (loss)	$111,488	$(22,053)	$133,541	#
# - Variance greater than 100% or not meaningful.
Revenue and Net Revenue

Revenue increased $96.7 million, or 9.3%, to $1,141.8 million for the year ended December 31, 2019 from $1,045.1 million for the year ended December 31, 2018. Revenue for the year ended December 31, 2019 included interest earned on past-due Open-End loan balances of approximately $49 million from the Q1 2019 Open-End Loss Recognition Change, offset by a higher provision rate and the higher allowance discussed further below. U.S. revenue increased 7.1%, driven by growth in Open-End loans. Canadian revenue increased 18.9% (21.8% on a constant currency basis), as loan growth offset yield compression from negative regulatory impacts on Single-Pay loan yields and the significant product mix-shift to lower-yielding Open-End loans.

Provision for losses increased $47.0 million, or 11.1%, to $468.6 million for the year ended December 31, 2019, from $421.6 million for the year ended December 31, 2018, primarily due to the Q1 2019 Open-End Loss Recognition Change and loan growth year-over-year as further described in "—Segment Analysis" below.

Cost of Providing Services

The total cost of providing services decreased $3.4 million, or 1.1%, to $294.6 million in the year ended December 31, 2019, compared to $298.0 million in the year ended December 31, 2018, on lower advertising costs, offset by an increase of 1.1% in all other costs of providing services. The decline in advertising costs was primarily the result of reduced spending in California, and normalized levels in Canada compared to the elevated spending in the prior year due to the transition to Open-End loans in Ontario in the third quarter of 2018.

Operating Expenses

Corporate, district and other expenses increased $27.7 million, or 20.9%, primarily as a result of $8.8 million for obtaining the consent of our holders of the 8.25% Senior Secured Notes and our bondholders associated with discontinuing our U.K. operations and other related U.K. separation costs, $3.0 million of legal and related costs, $1.8 million of restructuring costs from our reduction-in-force implemented in January 2019 and $2.1 million of additional share-based compensation. Excluding these costs, corporate, district and other expenses increased by $11.7 million, or 9.4%, primarily due to higher professional fees and higher variable compensation based on financial performance.

Our share of estimated losses for Katapult for the year ended December 31, 2019 was $6.3 million, which includes a market adjustment of $3.7 million for loss recognized in the second quarter of 2019 and $2.5 million of our share of estimated losses in 2019.

The $90.6 million of loss on extinguishment of debt for the year ended December 31, 2018 was comprised of (i) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CFTC 12.00% Senior Secured Notes due 2022, (ii) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes and (iii) $9.7 million incurred in the fourth quarter of 2018 for the redemption of the Non-Recourse U.S. SPV Facility. The $69.2 million of loss on extinguishment incurred in the third quarter of 2018 was comprised of a $54.0 million make whole premium and $15.2 million of deferred financing costs, net of premium/discounts.

Interest Expense

Interest expense decreased by $14.6 million, or 17.3%, compared to the prior-year period, primarily due to long-term debt refinancings in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and our Non-Recourse U.S. SPV Facility. In addition, we entered into a Non-Recourse Canada SPV Facility in the third quarter of 2018 with a lower interest rate than our previous Non-Recourse U.S. SPV Facility.

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2019 was 27.1%, compared to a tax rate of 9.2% for the year ended December 31, 2018. The effective income tax rate for the year ended December 31, 2019 included unfavorable impacts from the non-tax deductible loss on our equity method investment, changes in state income apportionment and a mix shift in taxable income between the U.S. and Canada. Excluding non-GAAP adjustments to Adjusted Net Income as presented in the reconciliation of Net income to Adjusted Net Income, the Adjusted effective income tax rate from continuing operations for the year ended December 31, 2019 was 25.9% compared to a tax rate of 24.7% for the year ended December 31, 2018.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands):

U.S. Segment Results	Year Ended December 31,
	2019	2018	Change $	Change %
Revenue	$913,506	$853,141	$60,365	7.1%
Provision for losses	392,105	348,611	43,494	12.5%
Net revenue	521,401	504,530	16,871	3.3%
Advertising costs	46,735	48,832	(2,097)	(4.3)%
Non-advertising costs of providing services	171,714	170,870	844	0.5%
Total cost of providing services	218,449	219,702	(1,253)	(0.6)%
Gross margin	302,952	284,828	18,124	6.4%
Corporate, district and other expenses	138,180	112,761	25,419	22.5%
Interest expense	59,325	80,381	(21,056)	(26.2)%
Loss on extinguishment of debt	—	90,569	(90,569)	#
Loss from equity method investment	6,295	—	6,295	#
Total operating expense	203,800	283,711	(79,911)	(28.2)%
Segment operating income	99,152	1,117	98,035	#
Interest expense	59,325	80,381	(21,056)	(26.2)%
Depreciation and amortization	13,816	13,823	(7)	(0.1)%
EBITDA (1)	172,293	95,321	76,972	80.8%
Loss on extinguishment of debt	—	90,569	(90,569)
Restructuring costs	1,617	—	1,617
Legal and related costs	3,043	(408)	3,451
Other adjustments	(184)	219	(403)
U.K. related costs	8,844	—	8,844
Transaction related costs	—	—	—
Share-based compensation	10,323	8,210	2,113
Loss from equity method investment	6,295	—	6,295
Adjusted EBITDA (1)	$202,231	$193,911	$8,320	4.3%
# - Variance greater than 100% or not meaningful.
(1) For a detailed description of non-GAAP financial measures and how we use them, see "—Supplemental Non-GAAP Financial Information."

U.S. revenues increased by $60.4 million, or 7.1%, to $913.5 million. U.S. revenue growth was primarily driven by growth in Open-End loans, which increased $34.1 million, or 69.3%, compared to the prior year, offset by regulatory changes in California impacting Installment loans as discussed above. Additionally, U.S. revenue for the year ended December 31, 2019 included interest earned on past-due Open-End loan balances of approximately $42 million from the Q1 2019 Open-End Loss Recognition Change, offset by related higher provision rate and higher provision for losses.

The provision for losses' increase of $43.5 million, or 12.5%, was primarily due to the Q1 2019 Open-End Loss Recognition Change. In addition, the year ended December 31, 2018 included $13.6 million of provision benefit from changes in allowance coverage rates, whereas the year ended December 31, 2019 included $1.2 million of incremental expense.

U.S. cost of providing services for the year ended December 31, 2019 was $218.4 million, a decrease of $1.3 million, or 0.6%, compared to $219.7 million for the year ended December 31, 2018, primarily due to lower advertising costs associated with repositioning our California Installment loan portfolio in advance of regulatory changes.

Corporate, district and other operating expenses increased $25.4 million, or 22.5%, compared to the prior year, primarily due to $8.8 million of U.K. disposition-related costs, $9.1 million higher performance-based variable compensation costs, $2.1 million of higher share-based compensation expense, $3.5 million higher legal and related costs and $1.6 million of restructuring costs.

The $90.6 million of loss on extinguishment of debt for the year ended December 31, 2018 was comprised of (i) $11.7 million incurred in the first quarter of 2018 for the redemption of $77.5 million of the CFTC 12.00% Senior Secured Notes due 2022, (ii) $69.2 million incurred in the third quarter of 2018 for the redemption of the remaining $525.7 million of these notes and (iii) $9.7 million incurred in the fourth quarter of 2018 for the redemption of the Non-Recourse U.S. SPV Facility. The $69.2 million of loss on extinguishment incurred in the third quarter of 2018 was comprised of a $54.0 million make whole premium and $15.2 million of deferred financing costs, net of premium/discounts.

U.S. interest expense for the year ended December 31, 2019 decreased by $21.1 million compared to the prior year, primarily due to our refinancing activities in 2018. During the third quarter of 2018, we issued $690.0 million of 8.25% Senior Secured Notes and used the proceeds from the issuance to extinguish our $527.5 million 12.00% Senior Secured Notes and our U.S. SPV facility.

Canada Segment Results	Year Ended December 31,
	2019	2018	Change $	Change %
Revenue	$228,291	$191,932	$36,359	18.9%
Provision for losses	76,446	72,989	3,457	4.7%
Net revenue	151,845	118,943	32,902	27.7%
Advertising costs	6,663	10,531	(3,868)	(36.7)%
Non-advertising costs of providing services	69,518	67,770	1,748	2.6%
Total cost of providing services	76,181	78,301	(2,120)	(2.7)%
Gross margin	75,664	40,642	35,022	86.2%
Corporate, district and other expenses	21,923	19,640	2,283	11.6%
Interest expense	10,438	4,001	6,437	#
Total operating expense	32,361	23,641	8,720	36.9%
Segment operating income	43,303	17,001	26,302	#
Interest expense	10,438	4,001	6,437	#
Depreciation and amortization	4,814	4,514	300	6.6%
EBITDA (1)	58,555	25,516	33,039	#
Restructuring costs	135	—	135
Legal and related costs	—	119	(119)
Share-based compensation	—	—	—
Other adjustments	211	277	(66)
Adjusted EBITDA (1)	$58,901	$25,912	$32,989	#
# - Variance greater than 100% or not meaningful.
(1) For a detailed description of non-GAAP financial measures and how we use them, see "—Supplemental Non-GAAP Financial Information."

Canada revenue increased $36.4 million, or 18.9%, to $228.3 million for the year ended December 31, 2019 from $191.9 million in the prior-year period. On a constant currency basis, revenue increased $41.8 million, or 21.8%. Revenue growth in Canada was impacted favorably by the significant loan growth and successful transition from Single-Pay and Unsecured Installment loans to Open-End loans. Additionally, Canada revenues for the year ended December 31, 2019 included interest earned on past-due Open-End loan balances of approximately $7 million from the Q1 2019 Open-End Loss Recognition Change, offset by higher provision rate and higher provision for losses.

Single-Pay revenue decreased $32.9 million, or 29.5%, to $78.5 million for the year ended December 31, 2019, and Single-Pay receivables decreased $0.8 million, or 2.1%, to $35.8 million from $36.6 million in the prior year. The decreases in Single-Pay revenue and receivables were due to product mix shift in Canada from Single-Pay loans to Open-End loans and by regulatory changes effective January and July 2018 that lowered Single Pay pricing year-over-year.

Canada non-Single-Pay revenue increased $69.3 million, or 86.1%, to $149.8 million compared to $80.5 million for the prior-year period, on $93.1 million, or 53.7%, growth in related loan balances. The increase was driven by significant expansion of the Open-Ends, beginning with Ontario in the third quarter of 2018. Additionally, with increased Open-End loan volume and customer acquisitions, Ancillary revenue increased $14.2 million versus the same period a year ago, primarily driven by an increase in sales of insurance to Open-End loan customers.

The provision for losses increased $3.5 million, or 4.7%, to $76.4 million for the year ended December 31, 2019 compared to $73.0 million in the prior-year period primarily due to provisioning on Open-End loans and mix shift from Single-Pay loans and Unsecured Installment to Open-End loans. Total Open-End loans grew by $14.8 million sequentially during the fourth quarter of 2019, compared to sequential growth of $19.4 million in the fourth quarter of 2018. Excluding the impact of the allowance coverage change, provision for losses increased $7.9 million, or 10.7%, because of the Q1 2019 Open-End Loss Recognition Change and increased earning asset volume year-over-year. On a constant currency basis, provision for losses increased by $5.3 million, or 7.3%, compared to the prior-year period.

The total cost of providing services in Canada decreased $2.1 million, or 2.7%, to $76.2 million for the year ended December 31, 2019 compared to $78.3 million in the prior-year period. Advertising costs decreased by $3.9 million, or 36.7%, primarily from mix-shift and stability in our Canadian portfolio following the Ontario deployment of Open-End loans in the third quarter of 2018, partially offset by an increase in non-advertising cost of providing services of $1.7 million. There was no material impact on the cost of providing services from exchange rate changes.

Canada operating expenses increased $8.7 million, or 36.9%, to $32.4 million in the year ended December 31, 2019 from $23.6 million in the prior-year period, primarily due to interest expense on the Non-Recourse Canada SPV Facility that began in August 2018.

Results of Consolidated Operations - Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations" in Part II Item 7 of our Current Report on Form 8-K for the year ended December 31, 2018, filed with the SEC on June 28, 2019.

Condensed Consolidated Statements of Operations (in thousands)

	Year Ended December 31,
	2018	2017	Change $	Change %
Revenue	$1,045,073	$924,137	$120,936	13.1%
Provision for losses	421,600	312,566	109,034	34.9%
Net revenue	623,473	611,571	11,902	1.9%
Advertising costs	59,363	46,563	12,800	27.5%
Non-advertising costs of providing services	238,640	229,843	8,797	3.8%
Total cost of providing services	298,003	276,406	21,597	7.8%
Gross margin	325,470	335,165	(9,695)	(2.9)%

Operating expense
Corporate, district and other expenses	132,401	137,755	(5,354)	(3.9)%
Interest expense	84,382	82,696	1,686	2.0%
Loss on extinguishment of debt	90,569	12,458	78,111	#
Total operating expense	307,352	232,909	74,443	32.0%
Net income from continuing operations before income taxes	18,118	102,256	(84,138)	(82.3)%
Provision for income taxes	1,659	41,647	(39,988)	(96.0)%
Net income from continuing operations	16,459	60,609	(44,150)	(72.8)%
Net loss from discontinued operations, net of tax	(38,512)	(11,456)	(27,056)	#
Net (loss) income	$(22,053)	$49,153	$(71,206)	#
# - Variance greater than 100% or not meaningful.

Segment Analysis

Following is a recap of results of operations for the segment and period indicated (in thousands):

U.S. Segment Results	Year Ended December 31,
	2018	2017	Change $	Change %
Revenue	$853,141	$737,729	$115,412	15.6%
Provision for losses	348,611	267,491	81,120	30.3%
Net revenue	504,530	470,238	34,292	7.3%
Advertising costs	48,832	36,148	12,684	35.1%
Non-advertising costs of providing services	170,870	166,875	3,995	2.4%
Total cost of providing services	219,702	203,023	16,679	8.2%
Gross margin	284,828	267,215	17,613	6.6%
Corporate, district and other expenses	112,761	120,803	(8,042)	(6.7)%
Interest expense	80,381	82,495	(2,114)	(2.6)%
Loss on extinguishment of debt	90,569	12,458	78,111	#
Total operating expense	283,711	215,756	67,955	31.5%
Segment operating income	1,117	51,459	(50,342)	(97.8)%
Interest expense	80,381	82,495	(2,114)	(2.6)%
Depreciation and amortization	13,823	13,639	184	1.3%
EBITDA (1)	95,321	147,593	(52,272)	(35.4)%
Loss on extinguishment of debt	90,569	12,458	78,111
Legal and related costs	(408)	4,311	(4,719)
Other adjustments	219	(110)	329
Transaction-related costs	—	5,573	(5,573)
Share-based cash and non-cash compensation	8,210	10,290	(2,080)
Adjusted EBITDA (1)	$193,911	$180,115	$13,796	7.7%
# - Variance greater than 100% or not meaningful.
(1) For a detailed description of non-GAAP financial measures and how we use them, see "Supplemental Non-GAAP Financial Information" herein Item 6.

Canada Segment Results	Year Ended December 31,
	2018	2017	Change $	Change %
Revenue	$191,932	$186,408	$5,524	3.0%
Provision for losses	72,989	45,075	27,914	61.9%
Net revenue	118,943	141,333	(22,390)	(15.8)%
Advertising costs	10,531	10,415	116	1.1%
Non-advertising costs of providing services	67,770	62,968	4,802	7.6%
Total cost of providing services	78,301	73,383	4,918	6.7%
Gross margin	40,642	67,950	(27,308)	(40.2)%

Operating expense
Corporate, district and other expenses	19,640	16,952	2,688	15.9%
Interest expense	4,001	201	3,800	#
Total operating expense	23,641	17,153	6,488	37.8%
Segment operating income	17,001	50,797	(33,796)	(66.5)%
Interest expense	4,001	201	3,800	#
Depreciation and amortization	4,514	4,546	(32)	(0.7)%
EBITDA (1)	25,516	55,544	(30,028)	(54.1)%
Legal and related costs	119	—	119
Share-based cash and non-cash compensation	—	156	(156)
Other adjustments	277	(1,071)	1,348
Adjusted EBITDA (1)	$25,912	$54,629	$(28,717)	(52.6)%
# - Variance greater than 100% or not meaningful.
(1) For a detailed description of non-GAAP financial measures and how we use them, see "Supplemental Non-GAAP Financial Information" herein Item 6.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. For the years ended December 31, 2019 and 2018, approximately 20.0% and 18.4%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in the foreign currency exchange rates for the Canadian Dollar.

Years Ended December 31, 2019 and 2018

	Average Exchange Rates Year Ended December 31,		Change
	2019	2018	$	%
Canadian Dollar	$0.7539	$0.7720	($0.0181)	(2.3)%

Years Ended December 31, 2018 and 2017

	Average Exchange Rates Year Ended December 31,		Change
	2018	2017	$	%
Canadian Dollar	$0.7720	$0.7710	$0.0010	0.1%

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

We calculated the revenues and gross margin below for the year ended December 31, 2019 using the actual average exchange rate for the year ended December 31, 2018 (in thousands).

	Year Ended December 31,		Change
	2019	2018	$	%
Canada - constant currency basis:
Revenues	$233,739	$191,932	$41,807	21.8%
Gross Margin	77,439	40,642	36,797	90.5%
We calculated the revenues and gross margin below for the year ended December 31, 2018 using the actual average exchange rate for the year ended December 31, 2017 (in thousands).

	Year Ended December 31,		Change
	2018	2017	$	%
Canada - constant currency basis:
Revenues	$191,908	$186,408	$5,500	3.0%
Gross Margin	40,463	67,950	(27,487)	(40.5)%

Liquidity and Capital Resources

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, our Cash Money Revolving Credit Facility, funds from third-party lenders under our CSO programs, and our Non-Recourse Canada SPV Facility (defined below). During August 2018, we issued $690.0 million of 8.25% Senior Secured Notes due September 2025 ("8.25% Senior Secured Notes") (i) to redeem the outstanding 12.00% Senior Secured Notes due 2022 of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of December 31, 2019, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. As we did for our repurchase programs announced in April 2019 and February 2020, we may also use cash to fund a return on capital for our stockholders through share repurchase programs or, as we announced in February 2020, in the form of dividends.

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

Borrowings, Credit Facilities and Other Resources

Our debt consisted of the following as of December 31, 2019 and 2018 (net of deferred financing costs) (in thousands):

	December 31,
	2019	2018
8.25% Senior Secured Notes (due 2025)	$678,323	$676,661
Non-Recourse Canada SPV Facility	112,221	107,479
Senior Revolver	—	20,000
Cash Money Revolving Credit Facility	—	—
Total Debt	$790,544	$804,140

Refer to Note 9, "Debt," for details on each of our credit facilities and resources.

Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented separately for:

(i)
Our subsidiary guarantors, which are comprised of its domestic subsidiaries, including CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, CURO Intermediate, and U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018, and excluding Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by us, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;

(ii)	Our other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”);

(iii)	The Non-recourse Canada SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary;

(iv)	CURO as the issuer of the 8.25% Senior Secured Notes;

(v)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in subsidiaries;

(vi)	The Company and its subsidiaries on a consolidated basis.

Consolidating Balance Sheets

	December 31, 2019
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$44,727	$30,515	$—	$—	$—	$75,242
Restricted cash	14,958	2,394	17,427	—	—	34,779
Loans receivable, net	286,881	52,045	220,067	—	—	558,993
Right of use asset - operating leases	74,845	42,608	—	—	—	117,453
Deferred income taxes	(3,506)	—	—	8,561	—	5,055
Income taxes receivable	(8,987)	723	—	19,690	—	11,426
Prepaid expenses and other	26,623	9,267	—	—	—	35,890
Property and equipment, net	43,618	27,193	—	—	—	70,811
Goodwill	91,131	29,478	—	—	—	120,609
Other intangibles, net	11,569	22,358	—	—	—	33,927
Intercompany receivable	113,599	—	—	—	(113,599)	—
Investment in subsidiaries	—	—	—	84,514	(84,514)	—
Other	17,006	704	—	—	—	17,710
Total assets	$712,464	$217,285	$237,494	$112,765	$(198,113)	$1,081,895
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$48,333	$(2,177)	$13,462	$465	$—	$60,083
Deferred revenue	6,828	3,296	46	—	—	10,170
Lease liability - operating leases	82,593	42,406	—	—	—	124,999
Accrued interest	1	—	871	18,975	—	19,847
Payable to CURO	635,511	—	—	(635,511)	—	—
Liability for losses on CSO lender-owned consumer loans	10,623	—	—	—	—	10,623
Debt	—	—	112,221	678,323	—	790,544
Intercompany payable	—	43,960	69,639	—	(113,599)	—
Other long-term liabilities	10,285	379	—	—	—	10,664
Deferred tax liabilities	—	4,452	—	—	—	4,452
Total liabilities	794,174	92,316	196,239	62,252	(113,599)	1,031,382
Stockholders' equity (deficit)	(81,710)	124,969	41,255	50,513	(84,514)	50,513
Total liabilities and stockholders' equity (deficit)	$712,464	$217,285	$237,494	$112,765	$(198,113)	$1,081,895

	December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Assets:
Cash	$42,403	$18,772	$—	$—	$—	$61,175
Restricted cash	9,993	2,606	12,840	—	—	25,439
Loans receivable, net	304,542	56,805	136,187	—	—	497,534
Deferred income taxes	—	1,534	—	—	—	1,534
Income taxes receivable	7,190	—	—	9,551	—	16,741
Prepaid expenses and other	37,866	5,722	—	—	—	43,588
Property and equipment, net	47,918	28,832	—	—	—	76,750
Goodwill	91,131	28,150	—	—	—	119,281
Other intangibles, net	8,418	21,366	—	—	—	29,784
Intercompany receivable	77,009	—	—	—	(77,009)	—
Investment in subsidiaries	—	—	—	(101,665)	101,665	—
Other	12,253	677	—	—	—	12,930
Assets from discontinued operations	—	2,406	—	—	32,455	34,861
Total assets	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$38,240	$5,734	$4,980	$192	$—	$49,146
Deferred revenue	5,981	3,462	40	—	—	9,483
Income taxes payable	—	1,579	—	—	—	1,579
Accrued interest	149	—	831	19,924	—	20,904
Payable to CURO	768,345	—	—	(768,345)	—	—
Liability for losses on CSO lender-owned consumer loans	12,007	—	—	—	—	12,007
Deferred rent	9,559	1,292	—	—	—	10,851
Debt	20,000	—	107,479	676,661	—	804,140
Subordinated shareholder debt	—	2,196	—	—	—	2,196
Intercompany payable	—	224	44,330	—	(44,554)	—
Other long-term liabilities	4,967	833	—	—	—	5,800
Deferred tax liabilities	15,175	—	—	(1,445)	—	13,730
Liabilities from discontinued operations	—	8,882	—	—	—	8,882
Total liabilities	874,423	24,202	157,660	(73,013)	(44,554)	938,718
Stockholders' equity (deficit)	(235,700)	142,668	(8,633)	(19,101)	101,665	(19,101)
Total liabilities and stockholders' equity (deficit)	$638,723	$166,870	$149,027	$(92,114)	$57,111	$919,617

Consolidating Statements of Operations

	Year Ended December 31, 2019
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$913,506	$113,717	$114,574	$—	$—	$1,141,797
Provision for losses	392,105	23,222	53,224	—	—	468,551
Net revenue	521,401	90,495	61,350	—	—	673,246
Cost of providing services:
Salaries and benefits	73,606	35,374	—	—	—	108,980
Occupancy	32,083	23,904	—	—	—	55,987
Office	17,787	5,400	—	—	—	23,187
Other store operating expenses	48,238	4,840	—	—	—	53,078
Advertising	46,735	6,663	—	—	—	53,398
Total cost of providing services	218,449	76,181	—	—	—	294,630
Gross Margin	302,952	14,314	61,350	—	—	378,616
Operating (income) expense:
Corporate, district and other	127,216	22,167	(244)	10,964	—	160,103
Intercompany management fee	(14,774)	14,725	49	—	—	—
Interest expense	1,024	38	10,400	58,301	—	69,763
Loss from equity method investment	6,295	—	—	—	—	6,295
Intercompany interest (income) expense	(5,316)	3,557	1,759	—	—	—
Total operating expense	114,445	40,487	11,964	69,265	—	236,161
Net income (loss) before income taxes	188,507	(26,173)	49,386	(69,265)	—	142,455
Provision for income tax expense (benefit)	48,933	6,879	—	(17,255)	—	38,557
Net income (loss) from continuing operations	139,574	(33,052)	49,386	(52,010)	—	103,898
Income from discontinued operations	—	7,590	—	—	—	7,590
Net income (loss)	139,574	(25,462)	49,386	(52,010)	—	111,488
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	163,498	(163,498)	—
Guarantor Subsidiaries	139,574	—	—	—	(139,574)	—
Non-Guarantor Subsidiaries	(25,462)	—	—	—	25,462	—
SPV Subs	49,386	—	—	—	(49,386)	—
Net income (loss) attributable to CURO	$303,072	$(25,462)	$49,386	$111,488	$(326,996)	$111,488

	Year Ended December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Revenue	$853,141	$163,467	$28,465	$—	$—	$1,045,073
Provision for losses	348,611	39,644	33,345	—	—	421,600
Net revenue	504,530	123,823	(4,880)	—	—	623,473
Cost of providing services:
Salaries and benefits	71,447	35,307	—	—	—	106,754
Occupancy	30,797	22,887	—	—	—	53,684
Office	21,285	5,248	—	—	—	26,533
Other store operating expenses	47,341	4,328	—	—	—	51,669
Advertising	48,832	10,531	—	—	—	59,363
Total cost of providing services	219,702	78,301	—	—	—	298,003
Gross Margin	284,828	45,522	(4,880)	—	—	325,470
Operating (income) expense:
Corporate, district and other	103,509	19,603	38	9,251	—	132,401
Intercompany management fee	(11,516)	11,500	16	—	—	—
Interest expense	59,949	94	3,907	20,432	—	84,382
Loss on extinguishment of debt	90,569	—	—	—	—	90,569
Intercompany interest (income) expense	(4,126)	4,126	—	—	—	—
Total operating expense	238,385	35,323	3,961	29,683	—	307,352
Net income (loss) before income taxes	46,443	10,199	(8,841)	(29,683)	—	18,118
Provision for income tax expense (benefit)	5,805	2,471	—	(6,617)	—	1,659
Net income (loss) from continuing operations	40,638	7,728	(8,841)	(23,066)	—	16,459
Loss from discontinued operations	—	(38,512)	—	—	—	(38,512)
Net income (loss)	40,638	(30,784)	(8,841)	(23,066)	—	(22,053)
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	39,525	(39,525)	—
Guarantor Subsidiaries	40,638	—	—	—	(40,638)	—
Non-Guarantor Subsidiaries	(30,784)	—	—	—	30,784	—
SPV Subs	(8,841)	—	—	—	8,841	—
Net income (loss) attributable to CURO	$41,651	$(30,784)	$(8,841)	$16,459	$(40,538)	$(22,053)

	Year Ended December 31, 2017
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	Eliminations	CURO Consolidated
Revenue	$—	$—	$465,170	$186,408	$272,559	$—	$924,137	$—	$—	$924,137
Provision for losses	—	—	164,068	45,075	103,423	—	312,566	—	—	312,566
Net revenue	—	—	301,102	141,333	169,136	—	611,571	—	—	611,571
Cost of providing services:
Salaries and benefits	—	—	69,927	34,176	—	—	104,103	—	—	104,103
Occupancy	—	—	31,393	22,175	—	—	53,568	—	—	53,568
Office	—	—	16,884	2,819	—	—	19,703	—	—	19,703
Other store operating expenses	—	—	48,163	3,798	508	—	52,469	—	—	52,469
Advertising	—	—	36,148	10,415	—	—	46,563	—	—	46,563
Total cost of providing services	—	—	202,515	73,383	508	—	276,406	—	—	276,406
Gross Margin	—	—	98,587	67,950	168,628	—	335,165	—	—	335,165
Operating (income) expense:
Corporate, district and other	7,549	(25)	108,901	16,952	451	—	133,828	3,927	—	137,755
Intercompany management fee	—	—	(21,849)	12,078	9,771	—	—	—	—	—
Interest expense	55,809	9,613	(124)	201	13,887	—	79,386	3,310	—	82,696
Intercompany Interest (income) expense	—	(3,556)	(678)	4,234	—	—	—	—	—	—
Loss on extinguishment of debt	—	11,884	—	—	—	—	11,884	574	—	12,458
Total operating expense	63,358	17,916	86,250	33,465	24,109	—	225,098	7,811	—	232,909
Net income (loss) before income taxes	(63,358)	(17,916)	12,337	34,485	144,519	—	110,067	(7,811)	—	102,256
Provision for income tax (benefit) expense	(24,077)	72,289	(13,752)	10,372	—	—	44,832	(3,185)	—	41,647
Net income (loss) from continuing operations	(39,281)	(90,205)	26,089	24,113	144,519	—	65,235	(4,626)	—	60,609
Loss from discontinued operations, net of tax	—	—	—	(11,456)	—	—	(11,456)	—	—	(11,456)
Net Income (loss)	(39,281)	(90,205)	26,089	12,657	144,519	—	53,779	(4,626)	—	49,153
Equity in net income (loss) of subsidiaries:
CFTC	—	—	—	—	—	—	—	53,779	(53,779)	—
CURO Intermediate	(90,205)	—	—	—	—	90,205	—	—	—	—
Guarantor Subsidiaries	26,089	—	—	—	—	(26,089)	—	—	—	—
Non-Guarantor Subsidiaries	12,657	—	—	—	—	(12,657)	—	—	—	—
SPV Subs	144,519	—	—	—	—	(144,519)	—	—	—	—
Net income (loss) attributable to CURO	$53,779	$(90,205)	$26,089	$12,657	$144,519	$(93,060)	$53,779	$49,153	$(53,779)	$49,153
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$412,075	$32,407	$130,896	$74,372	$1,385	$651,135
Net cash used in discontinued operating activities	—	(504)	—	—	—	(504)
Net cash provided by operating activities	412,075	31,903	130,896	74,372	1,385	650,631
Cash flows from investing activities:
Purchase of property, equipment and software	(12,356)	(1,625)	—	—	—	(13,981)
Originations of loans, net	(364,412)	(18,199)	(125,500)	—	—	(508,111)
Cash paid for Katapult Investment	(8,168)	—	—	—	—	(8,168)
Net cash used in continuing investing activities	(384,936)	(19,824)	(125,500)	—	—	(530,260)
Net cash used in discontinued investing activities	—	(14,213)	—	—	—	(14,213)
Net cash used in investing activities	(384,936)	(34,037)	(125,500)	—	—	(544,473)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	23,558	—	—	23,558
Payments on Non-Recourse Canada SPV facility	—	—	(24,877)	—	—	(24,877)
Subordinated debt repayment	—	(2,256)	—	—	—	(2,256)
Debt issuance costs paid	—	—	(170)	(30)	—	(200)
Proceeds from revolving credit facilities	140,000	70,346	—	—	—	210,346
Payments on revolving credit facilities	(160,000)	(70,346)	—	—	—	(230,346)
Proceeds from exercise of stock options	149	—	—	—	—	149
Payments to net share settle RSU's	—	—	—	(2,400)	—	(2,400)
Repurchase of common stock	—	—	—	(71,942)	—	(71,942)
Net cash used in financing activities	(19,851)	(2,256)	(1,489)	(74,372)	—	(97,968)
Effect of exchange rate changes on cash and restricted cash	—	2,679	680	—	(1,385)	1,974
Net (decrease) increase in cash and restricted cash	7,288	(1,711)	4,587	—	—	10,164
Cash and restricted cash at beginning of period	52,397	34,620	12,840	—	—	99,857
Cash and restricted cash of continuing operations at end of period	59,685	32,909	17,427	—	—	110,021

	Year Ended December 31, 2018
(in thousands)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Canada SPV	CURO	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash (used in) provided by continuing operating activities	$1,104,821	$16,308	$72,648	$(674,290)	$4,169	$523,656
Net cash provided by discontinued operating activities	—	10,808	—	—	—	10,808
Net cash (used in) provided by operating activities	1,104,821	27,116	72,648	(674,290)	4,169	534,464
Cash flows from investing activities:
Purchase of property, equipment and software	(11,105)	(2,928)	—	—	—	(14,033)
Originations of loans, net	(398,542)	(7,228)	(172,193)	—	—	(577,963)
Cash paid for Katapult Investment	(958)	—	—	—	—	(958)
Net cash used in continuing investing activities	(410,605)	(10,156)	(172,193)	—	—	(592,954)
Net cash used in discontinued investing activities	—	(27,891)	—	—	—	(27,891)
Net cash used in investing activities	(410,605)	(38,047)	(172,193)	—	—	(620,845)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	17,000	—	—	—	—	17,000
Payments on Non-Recourse U.S. SPV facility and ABL facility	(141,590)	—	—	—	—	(141,590)
Proceeds from Non-Recourse Canada SPV facility	—	—	117,157	—	—	117,157
Payments on 12.00% Senior Secured Notes	(605,000)	—	—	—	—	(605,000)
Proceeds from issuance of 8.25% Senior Secured Notes	—	—	—	690,000	—	690,000
Payments of call premiums from early debt extinguishments	(69,650)	—	—	—	—	(69,650)
Debt issuance costs paid	(232)	—	(4,529)	(13,848)	—	(18,609)
Proceeds from revolving credit facilities	87,000	44,902	—	—	—	131,902
Payments on revolving credit facilities	(67,000)	(44,902)	—	—	—	(111,902)
Proceeds from exercise of stock options	559	—	—	—	—	559
Payments to net share settle RSU's	—	—	—	(1,942)	—	(1,942)
Net proceeds from issuance of common stock	11,167	—	—	—	—	11,167
Net cash (used in) provided by financing activities	(767,746)	—	112,628	674,210	—	19,092
Effect of exchange rate changes on cash and restricted cash	—	(2,933)	(243)	—	(4,169)	(7,345)
Net (decrease) increase in cash and restricted cash	(73,530)	(13,864)	12,840	(80)	—	(74,634)
Cash and restricted cash at beginning of period	125,927	48,484	—	80	—	174,491
Cash and restricted cash at end of period	52,397	34,620	12,840	—	—	99,857
Cash and restricted cash of discontinued operations at end of period	—	13,243	—	—	—	13,243
Cash and restricted cash of continuing operations at end of period	$52,397	$21,377	$12,840	$—	$—	$86,614

	Year Ended December 31, 2017
(in thousands)	CFTC (1)	CURO Intermediate (1)	Subsidiary Guarantors	Subsidiary Non-Guarantors	SPV Subs (1)	Eliminations	CFTC Consolidated	CURO	CURO Consolidated
Cash flows from operating activities:
Net cash provided by (used in) continuing operating activities	$(264,670)	$447,027	$175,213	$59,307	$98,075	$(3,514)	$511,438	$(86,200)	$425,238
Net cash provided by discontinued operating activities	—	—	—	9,666	—	—	9,666	—	9,666
Net cash provided by (used in) operating activities	(264,670)	447,027	175,213	68,973	98,075	(3,514)	521,104	(86,200)	434,904
Cash flows from investing activities:
Purchase of property, equipment and software	—	—	(7,406)	(1,311)	—	—	(8,717)	—	(8,717)
Originations of loans, net	—	—	(177,687)	(74,833)	(150,253)	—	(402,773)	—	(402,773)
Cash paid for Katapult Investment	(5,600)	—	—	—	—	—	(5,600)	—	(5,600)
Net cash used in continuing investing activities	(5,600)	—	(185,093)	(76,144)	(150,253)	—	(417,090)	—	(417,090)
Net cash used in discontinued investing activities	—	—	—	(15,761)	—	—	(15,761)	—	(15,761)
Net cash used in investing activities	(5,600)	—	(185,093)	(91,905)	(150,253)	—	(432,851)	—	(432,851)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	1,590	—	—	58,540	—	60,130	—	60,130
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	(24,996)	—	—	(2,261)	—	(27,257)	—	(27,257)
Proceeds from issuance of 12.00% Senior Secured Notes	601,054	—	—	—	—	—	601,054	—	601,054
Proceeds from revolving credit facilities	35,000	—	—	8,084	—	—	43,084	—	43,084
Payments on revolving credit facilities	(35,000)	—	—	(8,084)	—	—	(43,084)	—	(43,084)
Payments on 10.75% Senior Secured Notes	—	(426,034)	—	—	—	—	(426,034)	—	(426,034)
Dividends paid to CURO Group Holdings Corp.	(312,083)	—	—	—	—	—	(312,083)	312,083	—
Payments on Cash Pay Senior Notes	—	—	—	—	—	—	—	(125,000)	(125,000)
Dividends paid to stockholders	—	—	—	—	—	—	—	(182,000)	(182,000)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	81,117	81,117
Debt issuance costs paid	(18,701)	—	—	—	—	—	(18,701)	—	(18,701)
Net cash (used in) provided by financing activities	270,270	(449,440)	—	—	56,279	—	(122,891)	86,200	(36,691)
Effect of exchange rate changes on cash and restricted cash	—	—	—	4,262	—	3,514	7,776	—	7,776
Net increase (decrease) in cash and restricted cash	—	(2,413)	(9,880)	(18,670)	4,101	—	(26,862)	—	(26,862)
Cash and restricted cash at beginning of period	—	2,413	128,936	67,154	2,770	—	201,273	80	201,353
Cash and restricted cash at end of period	—	—	119,056	48,484	6,871	—	174,411	80	174,491
Cash and restricted cash of discontinued operations at end of period	—	—	—	12,460	—	—	12,460	—	12,460
Cash and restricted cash of continuing operations at end of period	$—	$—	$119,056	$36,024	$6,871	$—	$161,951	$80	$162,031
(1) Consolidating schedules presented separately for (i) CFTC as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (ii) CURO Intermediate as the issuer of the 10.75% Senior Secured Notes that were redeemed in February 2017 and (iii) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018.

Balance Sheet Changes - December 31, 2019 compared to December 31, 2018

Cash. The increase in Cash from December 31, 2018 is primarily due to portfolio optimization in advance of regulatory changes in California impacting our Installment products and lower interest expense compared to the prior year, partially offset by net payments on our Senior Revolver and Non-Recourse Canada SPV Facility and repurchases of our common stock.

Restricted Cash. The increase in Restricted cash from December 31, 2018 is primarily due to increased consumer demand for loans meeting the Non-Recourse Canada SPV Facility criteria as well as restricted cash balances related to Revolve Finance, our new demand deposit account.

Gross Loans Receivable and Allowance for Loan Losses. As explained in "Discussion of Revenue by Product and Segment and Related Loan Portfolio Performance—Loan Volume and Portfolio Performance Analysis", changes in Gross Loans Receivable and related Allowance for Loan Losses were due to organic growth in Open-End loans (primarily in Canada).

Right of use asset and lease liability and Deferred rent. Due to the adoption as of January 1, 2019 of ASU No. 2016-02, Leases, which requires lessees to record leases on the balance sheet and disclose key information about leasing arrangements, we had a right of use asset of $117.5 million and a lease liability of $125.0 million as of December 31, 2019.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net cash provided by continuing operating activities	$651,135	$523,656	$425,238
Net cash used in continuing investing activities	(530,260)	(592,954)	(417,090)
Net cash (used in) provided by continuing financing activities	(97,968)	19,092	(36,691)

Years Ended December 31, 2019 and 2018

Continuing Operating Activities

During the year ended December 31, 2019, our net cash provided by continuing operating activities was $651.1 million, including net income from continuing operations of $103.9 million and expenses, primarily non-cash, of $500.5 million. Major components of non-cash expenses include provision for loan losses of $468.6 million, depreciation and amortization of $18.6 million, loss from equity method investment of $6.3 million and share-based compensation expense of $10.3 million. Contributions from our operating assets and liabilities were $46.8 million and primarily related to an increase in our income tax receivable balance as a result of the disposal of our U.K. subsidiaries in the first quarter of 2019, partially offset by changes in fees and service charges on our loans receivables of $12.8 million.

Continuing Investing Activities

During the year ended December 31, 2019, our net cash used in investing activities was $530.3 million, primarily reflecting the net origination of loans of $508.1 million. In addition, we used cash to purchase approximately $14.0 million of property and equipment, including internally developed software, and $8.2 million to increase our investment in Katapult.

Continuing Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $98.0 million. We repurchased $44.8 million of our common stock under the terms of our $50.0 million share repurchase program that we announced in April 2019. Separately, we repurchased 2,000,000 shares from FFL Holders for $27.1 million in August 2019. Refer to Note 23, "Share Repurchase Program" for additional details. We also had net payments of $20.0 million on our revolving credit facilities during 2019.

Years Ended December 31, 2018 and 2017

For a comparison of our cash flows for the years ended December 31, 2018 and 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows" in Part II Item 7 of our Current Report on Form 8-K for the year ended December 31, 2018, filed with the SEC on June 28, 2019.

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

The following table summarizes our significant contractual obligations and commitments as of December 31, 2019, based on current information, which could change in the future (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$805,243	$—	$38,414	$76,829	$690,000
Interest on debt obligations (2)	332,860	67,210	113,850	113,850	37,950
Operating lease obligations (3)	170,402	34,720	59,457	36,520	39,705
Service contracts (4)	14,486	4,119	6,673	3,694	—
Total contractual obligations	$1,322,991	$106,049	$218,394	$230,893	$767,655
(1) Includes debt obligations under the 8.25% Senior Secured Notes due 2025 and the Non-Recourse Canada SPV Facility due 2023.
(2) Certain debt obligations have variable interest rates. These interest obligations are estimated using the effective interest rate as of December 31, 2019. See Note 9, "Debt" to our Notes to Consolidated Financial Statements for additional information.

(3) See Note 17, "Leases" to our Notes to Consolidated Financial Statements in Item 8 of this Annual Report for additional information.
(4) Represents fixed or minimum amounts required under purchase obligations for support service contracts.

Off-Balance Sheet Arrangements

We originate loans in all of our store locations and online, except for our operations in Texas and, prior to May 2019, Ohio. In these states, we operate as a CSO. Refer to "Critical Accounting Practices and Estimates—Credit Services Organization" below for further information on our CSO/CAB relationships and "Regulatory Environment and Compliance" in "Item 1. Business" for further information on developments in Ohio.

As of December 31, 2019, the maximum amount payable under all such guarantees was $62.7 million, compared to $66.9 million at December 31, 2018. This liability is not included in our Consolidated Balance Sheets. If we are required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. The liability for incurred losses on CSO lender-owned consumer loans was $10.6 million at December 31, 2019 and $12.0 million at December 31, 2018, which we include as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We consider the following accounting policies to be critical in understanding our historical and future performance and require management's most subjective and complex judgments.

Allowance for Loan Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level we estimate to be adequate to absorb incurred losses based primarily on our analysis of historical loss or charge-off rates by products containing similar risk characteristics. The allowance for losses on our Company Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. We report the liability for incurred losses related to loans Guaranteed by the Company under CSO programs in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets. We record increases in either the allowance or the liability, net of charge-offs and recoveries, as “Provision for losses” in the Consolidated Statements of Operations.

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

During the years ended December 31, 2019 and 2018, we changed the estimated allowance for loan losses for Open-End and Installment gross combined loans receivable, respectively. These were prospective changes in estimate affected by a change in accounting principle. Prior to the change in the estimate, we utilized historic collection experience by grouping accounts receivable aging for these products to assess losses inherent in the portfolio and incurred as of the balance sheet date. Given that we now has history on performance, we refined the estimation process to utilize charge-off and recovery rates and estimate losses inherent in the portfolio.

Credit Services Organization

Through our CSO programs, we act as a CSO/CAB on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas. Prior to May 2019, we operated as a CSO in Ohio. See Item 1. “Business—Regulatory Environment and Compliance” for additional details.

We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. Our liability for incurred losses on CSO loans guaranteed by the Company was $10.6 million and $12.0 million at December 31, 2019 and 2018, respectively.

We calculate CSO fees based on the amount of the customer’s outstanding loan and in accordance with the applicable jurisdiction’s laws. These laws generally define the services that we can provide to consumers and require us to provide a contract to the customer outlining our services and related costs. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days in Texas. During the year ended December 31, 2019 and 2018, approximately 58.2% and 57.3%, respectively, of Unsecured Installment loans, and 54.3% and 54.5%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.
Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable; instead, we include them in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

Income Taxes

We utilize the asset and liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize the recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.
We are subject to income taxes throughout the U.S. and Canada and, prior to deconsolidation of the U.K. subsidiaries, in the U.K. We recognize the financial statement benefits for uncertain tax positions as set forth in ASC 740 only if it is more-likely-than-not to be sustained in the event of challenges by relevant taxing authorities based on the technical merit of each tax position.

The amounts of uncertain tax positions recognized are the largest benefits that have a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authorities.

Recently Issued Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of our Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our Senior Revolver, Cash Money Revolving Credit Facility and our Non-Recourse Canada SPV Facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may from time-to-time enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. We do not use derivative financial instruments for speculative or trading purposes.

Interest expense on such borrowings is sensitive to changes in the market rate of interest. Hypothetically, a 1% increase in the average market rate would result in an increase in our annual interest expense of $1.2 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure. To lessen our exposure to our Non-Recourse Canada SPV Facility, which has an annual rate of 6.75% plus the three-month CDOR, we entered into a 4-year C$175.0 million interest rate cap agreement in August of 2018 with the Royal Bank of Canada that capped our 3-month CDOR rate at 4.50% beginning in September 2018. We had no derivative financial instruments related to interest rate risk outstanding at December 31, 2017.

All of our customer loan portfolios have fixed interest rates and fees that do not fluctuate over the life of the loan. Notwithstanding that, we support fixed rate lending in part with variable rate borrowing. We do not believe there is any material interest rate sensitivity associated with our customer loan portfolio, primarily due to their short duration.

The weighted average interest rate on the $112.2 million of variable debt outstanding on the Non-Recourse Canada SPV Facility for the year ended December 31, 2019 was approximately 8.9%.

Foreign Currency Exchange Rate Risk

As foreign currency exchange rates change, translation of the financial results of the Canadian operations into U.S. Dollars will be impacted. Our operations in Canada represent a significant portion of our total operations, and as a result, material changes in the currency exchange rate, as between these countries, could have a significant impact on our consolidated results of operations, financial condition or cash flows. At December 31, 2019, revenue and net income from continuing operations before income taxes would decrease by $22.9 million and $4.4 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2019. These amounts were determined by considering the adverse impact of a hypothetical foreign exchange rate on the revenue and net loss before income taxes of the Company based on Canadian operations.

From time-to-time, we may elect to purchase derivatives as hedges against foreign exchange rate risks with the objective of mitigating the impact of foreign currency fluctuations on our results of operations. We typically hedge existing short-term balance sheet exposures, as well as anticipated cash flows between our foreign subsidiaries and domestic subsidiaries. We do not purchase derivatives for speculative purposes.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of CURO Group Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of CURO Group Holdings Corp. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of CURO Group Holdings Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CURO Group Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CURO Group Holdings Corp
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CURO Group Holdings Corp and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2018, the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2007 to 2019
Dallas, Texas
March 18, 2019 (except for the effects of discontinued operations, as discussed in Note 22, which is dated June 28, 2019)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash	$75,242	$61,175
Restricted cash (includes restricted cash of consolidated VIEs of $17,427 and $12,840 as of December 31, 2019 and 2018, respectively)	34,779	25,439
Gross loans receivable (includes loans of consolidated VIEs of $244,492 and $148,876 as of December 31, 2019 and 2018, respectively)	665,828	571,531
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $24,425 and $12,688 as of December 31, 2019 and 2018, respectively)	(106,835)	(73,997)
Loans receivable, net	558,993	497,534
Right of use asset - operating leases (Note 1 and Note 17)	117,453	—
Deferred tax assets	5,055	1,534
Income taxes receivable	11,426	16,741
Prepaid expenses and other	35,890	43,588
Property and equipment, net	70,811	76,750
Goodwill	120,609	119,281
Other intangibles assets, net	33,927	29,784
Other	17,710	12,930
Assets from discontinued operations (Note 22)	—	34,861
Total Assets	$1,081,895	$919,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $13,462 and $4,980 as of December 31, 2019 and 2018, respectively)	$60,083	$49,146
Deferred revenue	10,170	9,483
Lease liability - operating leases (Note 1 and Note 17)	124,999	—
Income taxes payable	—	1,579
Accrued interest (includes accrued interest of consolidated VIEs of $871 and $831 as of December 31, 2019 and 2018, respectively)	19,847	20,904
Liability for losses on CSO lender-owned consumer loans	10,623	12,007
Deferred rent	—	10,851
Debt (includes debt and issuance costs of consolidated VIEs of $115,243 and $3,022 and $111,335 and $3,856 as of December 31, 2019 and 2018, respectively)	790,544	804,140
Subordinated stockholder debt	—	2,196
Other long-term liabilities	10,664	5,800
Deferred tax liabilities	4,452	13,730
Liabilities from discontinued operations (Note 22)	—	8,882
Total Liabilities	1,031,382	938,718
Commitments and contingencies (Note 16)
Stockholders' Equity
Preferred stock - $0.001 par value; 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 46,770,765 and 46,412,231 shares issued; and 41,156,224 and 46,412,231 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 5,614,541 as of December 31, 2019	(72,343)	—
Paid-in capital	68,087	60,015
Retained earnings (accumulated deficit)	93,423	(18,065)
Accumulated other comprehensive loss	(38,663)	(61,060)
Total Stockholders' Equity (Deficit)	50,513	(19,101)
Total Liabilities and Stockholders' Equity (Deficit)	$1,081,895	$919,617
See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,141,797	$1,045,073	$924,137
Provision for losses	468,551	421,600	312,566
Net revenue	673,246	623,473	611,571

Cost of providing services
Salaries and benefits	108,980	106,754	104,103
Occupancy	55,987	53,684	53,568
Office	23,187	26,533	19,703
Other costs of providing services	53,078	51,669	52,469
Advertising	53,398	59,363	46,563
Total cost of providing services	294,630	298,003	276,406
Gross margin	378,616	325,470	335,165

Operating expense
Corporate, district and other expenses	160,103	132,401	137,755
Interest expense	69,763	84,382	82,696
Loss on extinguishment of debt	—	90,569	12,458
Loss from equity method investment	6,295	—	—
Total operating expense	236,161	307,352	232,909
Income from continuing operations before income taxes	142,455	18,118	102,256
Provision for income taxes	38,557	1,659	41,647
Net income from continuing operations	103,898	16,459	60,609
Loss from discontinued operations, before income taxes	(39,048)	(38,682)	(10,527)
Income tax (benefit) expense related to disposition	$(46,638)	$(170)	$929
Net income (loss) from discontinued operations	$7,590	$(38,512)	$(11,456)
Net income (loss)	$111,488	$(22,053)	$49,153

Basic earnings (loss) per share:
Continuing operations	$2.33	$0.36	$1.58
Discontinued operations	0.17	(0.84)	(0.30)
Basic earnings (loss) per share	$2.50	$(0.48)	$1.28

Diluted earnings (loss) per share:
Continuing operations	$2.26	$0.34	$1.54
Discontinued operations	0.17	(0.80)	(0.29)
Diluted earnings (loss) per share	$2.43	$(0.46)	$1.25

Weighted average common shares outstanding:
Basic	44,685	45,815	38,351
Diluted	45,974	47,965	39,277

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$111,488	$(22,053)	$49,153
Other comprehensive income (loss):
Cash flow hedges	—	—	333
Foreign currency translation adjustment, net of $0 tax in all periods	22,397	(18,121)	16,713
Other comprehensive income (loss)	22,397	(18,121)	17,046
Comprehensive income (loss)	$133,885	$(40,174)	$66,199

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock		Paid-in capital	Treasury Stock	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2016	37,894,752	$1	$(35,996)	$—	$136,835	$(59,985)	$40,855
Net income	—	—	—	—	49,153	—	49,153
Foreign currency translation adjustment	—	—	—	—	—	16,713	16,713
Cash flow hedge expiration	—	—	—	—	—	333	333
Initial Public Offering, Net Proceeds	6,666,667	7	81,110	—	—	—	81,117
Dividends	—	—	—	—	(182,000)	—	(182,000)
Share based compensation expense	—	—	965	—	—	—	965
Balances at December 31, 2017	44,561,419	8	46,079	$—	3,988	(42,939)	7,136
Net loss	—	—	—	—	(22,053)	—	(22,053)
Foreign currency translation adjustment	—	—	—	—	—	(18,121)	(18,121)
Share based compensation expense	—	—	8,210	—	—	—	8,210
Proceeds from exercise of stock options	500,924	—	559	—	—	—	559
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	349,888	—	(1,942)	—	—	—	(1,942)
Initial Public Offering, Net Proceeds (underwriter shares)	1,000,000	1	7,109	—	—	—	7,110
Balances at December 31, 2018	46,412,231	$9	$60,015	$—	$(18,065)	$(61,060)	$(19,101)
Net income	—	—	—	—	111,488	—	111,488
Foreign currency translation adjustment	—	—	—	—	—	22,397	22,397
Share based compensation expense	—	—	10,323	—	—	—	10,323
Proceeds from exercise of stock options	40,014	—	149	—	—	—	149
Repurchase of common stock(2)	(5,614,541)	—	—	(72,343)	—	—	(72,343)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	318,520	—	(2,400)	—	—	—	(2,400)
Balances at December 31, 2019	41,156,224	$9	$68,087	$(72,343)	$93,423	$(38,663)	$50,513
(1) Accumulated other comprehensive income (loss)
(2)Includes the repurchase of 2,000,000 shares of common stock from FFL for $13.55 per share. See Note 23 - "Share Repurchase Program" for additional information.

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income from continuing operations	$103,898	$16,459	$60,609
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	18,630	18,337	18,185
Provision for loan losses	468,551	421,600	312,566
Amortization of debt issuance costs and bond discount	2,971	3,658	4,554
Deferred income taxes	(6,396)	2,126	9,036
Loss on disposal of property and equipment	85	889	2,278
Loss on extinguishment of debt	—	90,569	12,458
Loss from equity method investment	6,295	—	—
Share-based compensation expense	10,323	8,210	965
Realized loss on cash flow hedge	—	556	333
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(12,844)	(11,096)	(16,770)
Prepaid expenses and other assets	10,771	(2,578)	(4,574)
Accounts payable and accrued liabilities	9,798	(5,085)	6,232
Deferred revenue	527	(1,630)	(682)
Income taxes payable	34,102	1,636	529
Income taxes receivable	9,798	(13,287)	2,557
Other assets and liabilities	(5,374)	(6,708)	16,962
Net cash provided by continuing operating activities	651,135	523,656	425,238
Net cash (used in) provided by discontinued operating activities	(504)	10,808	9,666
Net cash provided by operating activities	650,631	534,464	434,904
Cash flows from investing activities
Purchase of property, equipment and software	(13,981)	(14,033)	(8,717)
Loans receivable originated or acquired	(1,835,301)	(2,136,164)	(2,063,213)
Loans receivable repaid	1,327,190	1,558,201	1,660,440
Investments in Cognical Holdings, Inc. ("Katapult", formerly known as Zibby)	(8,168)	(958)	(5,600)
Net cash used in continuing investing activities	(530,260)	(592,954)	(417,090)
Net cash used in discontinued investing activities	(14,213)	(27,891)	(15,761)
Net cash used in investing activities	(544,473)	(620,845)	(432,851)
Cash flows from financing activities
Payments on 10.75% Senior Secured Notes	—	—	(426,034)
Payments on 12.00% Senior Cash Pay Notes	—	—	(125,000)
Proceeds from issuance of 12.00% Senior Secured Notes	—	—	601,054
Payments on 12.00% Senior Secured Notes	—	(605,000)	—
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	17,000	60,130
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	(141,590)	(27,257)
Proceeds from Non-Recourse Canada SPV facility	23,558	117,157	—
Payments on Non-Recourse Canada SPV facility	(24,877)	—	—
Proceeds from 8.25% Senior Secured Notes	—	690,000	—
Proceeds from credit facilities	210,346	131,902	43,084
Payments on credit facilities	(230,346)	(111,902)	(43,084)
Payments on subordinated stockholder debt	(2,256)	—	—
Debt issuance costs paid	(200)	(18,609)	(18,701)
Payments of call premiums from early debt extinguishments	—	(69,650)	—

Net proceeds from issuance of common stock	—	11,167	81,117
Payments to net share settle restricted stock units vesting	(2,400)	(1,942)	—
Proceeds from exercise of stock options	149	559	—
Repurchase of common stock	(71,942)	—	—
Dividends paid to stockholders	—	—	(182,000)
Net cash (used in) provided by financing activities	(97,968)	19,092	(36,691)
Effect of exchange rate changes on cash and restricted cash	1,974	(7,345)	7,776
Net increase (decrease) in cash and restricted cash	10,164	(74,634)	(26,862)
Cash and restricted cash at beginning of period	99,857	174,491	201,353
Cash and restricted cash at end of period	110,021	99,857	174,491
Less: Cash and restricted cash of discontinued operations at end of period	—	13,243	12,460
Cash and restricted cash of continuing operations at end of period	$110,021	$86,614	$162,031
See the accompanying Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations and Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its direct and indirect subsidiaries as a combined entity, except where otherwise stated. The term "CFTC" refers to CURO Financial Technologies Corp., the Company's wholly-owned subsidiary, and its directly and indirectly owned subsidiaries as a consolidated entity, except where otherwise stated.

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the United States ("U.S."), Canada and, through February 25, 2019, the U.K.

The Company has prepared the accompanying audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company qualifies as a smaller reporting company ("SRC") as defined by the Securities and Exchange Commission ("SEC"), which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2019, and it will reevaluate as of June 30, 2020.

U.K. Segment Financial Information Recast for Discontinued Operations

On February 25, 2019, the Company placed its U.K. segment into administration, which resulted in treatment of the U.K. segment as discontinued operations for all periods presented. Throughout this report, current and prior period financial information is presented on a continuing operations basis, excluding the results and positions of the U.K. segment. See Note 22, "Discontinued Operations" for additional information. For a full recast of the 2018 Annual Report on Form 10-K on a discontinued operations basis, see the Company's Current Report on Form 8-K filed with the SEC on June 28, 2019.

Initial Public Offering

The Company completed an initial public offering ("IPO") in December 2017. Prior to the IPO, the Company effected a 36-for-1 split of its common stock. CURO has retroactively adjusted all share and per share data for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented. See Note 13, "Stockholders' Equity" for additional information concerning the IPO and stock split.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of CURO, its wholly-owned subsidiaries and Variable Interest Entities ("VIEs") that meet the requirements of consolidation. Intercompany transactions and balances have been eliminated in consolidation.

Equity Investment in Unconsolidated Entity

As of December 31, 2019, the Company owned a 43.8% investment in Cognical Holdings, Inc. ("Katapult", formerly known as Zibby), a private lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides customers with payment options in store or via the Katapult link on a retailer’s website. Customers approved under Katapult's terms can qualify for leases of merchandise with a purchase price ranging between $300 and $3,500. Katapult strives to increase retailer sales by providing lease payment options for nonprime customers seeking to purchase furniture, appliances, electronics and other consumer durables. The Company records the equity method investment in "Other" assets on the Consolidated Balance Sheets.

During the second and third quarters of 2019, Katapult completed an equity raising round through which the Company increased its investment to 43.8%, resulting in the accounting of the investment under the equity method. This round included additional investments from existing shareholders and investments by new investors and was considered indicative of the fair value of shares in Katapult. As the fair value was below the carrying value, the Company recognized a $3.7 million loss to adjust the Company's carrying value of Katapult.

The carrying value was further reduced by $2.5 million, which represents the Company's pro rata share of Katapult's losses during the period in which the Company accounted for its investment in Katapult under the equity method of accounting.

The Company holds immaterial warrants, subject to vesting restrictions, to purchase the common stock of Katapult and has also guaranteed to pay $5.5 million of certain notes, held by Katapult, to a third-party lender in the event of default by Katapult.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

See Note 12 - "Fair Value Measurements" for additional detail on Katapult's fair value considerations for the year ended December 31, 2019.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that the Company has made in the accompanying Consolidated Financial Statements include allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance, Credit Services Organization ("CSO") liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

Revenue Recognition

CURO offers a broad range of consumer finance products including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. Revenue in the Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees, non-sufficient funds fees and other ancillary fees as permitted by applicable laws and pursuant to the customer agreements. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction. Installment loans include Secured Installment loans and Unsecured Installment loans. These loans are fully amortizing, with a fixed payment amount, which includes principal and accrued interest, due each period during the loan term. The loan terms for Installment loans can range up to 60 months depending on state or provincial regulations. The Company records revenue from Installment loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets as earned. CSO fees are recognized ratably over the term of the loan as earned.

Open-End loans function much like a revolving line-of-credit, whereby the periodic payment is a fixed percentage of the customer’s outstanding loan balance, and there is no defined loan term. The Company records revenue from Open-End loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

Single-Pay loans are primarily unsecured, short-term, small denomination loans, with a small portion being auto title loans, which allow a customer to obtain a loan using their car as collateral. Revenues from Single-Pay loan products are recognized each period on a constant-yield basis ratably over the term of each loan as earned. The Company defers recognition of the unearned fees the Company expects to collect based on the remaining term of the loan at the end of each reporting period.

Check cashing fees, money order fees and other fees from ancillary products and services are generally recognized at the point-of-sale when the transaction is completed. The Company also earns revenue from the sale of credit protection insurance in the Canadian market, which are recognized ratably over the term of the loan.

Cash and cash equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

The Company's restricted cash includes deposits in collateral accounts with financial institutions, consumer deposits related to prepaid cards and checking account programs, and funds related to loan facilities disclosed in Note 5, "Variable Interest Entities".

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table provides a reconciliation of cash and restricted cash to amounts reported within the Consolidated Balance Sheets (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$75,242	$61,175	$153,483
Restricted cash (includes restricted cash of consolidated VIEs of $17,427 and $12,840 as of December 31, 2019 and 2018, respectively)	34,779	25,439	8,548
Total cash, cash equivalents and restricted cash from continuing operations	110,021	86,614	162,031
Cash and restricted cash from discontinued operations	—	13,243	12,460
Total cash, cash equivalents and restricted cash used in the Statements of Cash Flows	$110,021	$99,857	$174,491

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

Current and Past-Due Loans Receivable

CURO classifies loans receivable as either current or past-due. Single-Pay loans are considered past-due if a customer misses a scheduled payment, at which point the loan is charged-off to the allowance for loan losses. If a customer misses a scheduled payment for Installment and Open-End loans, the entire customer balance is classified as past-due. Installment and Open-End loans are charged-off when the loan has been contractually past-due for 90 consecutive days. All Unsecured and Secured Installment loans were impacted by a change in accounting estimate in the first quarter of 2017, while Open-End loans were impacted by the Q1 2019 Open-End Loss Recognition. These changes in accounting estimates are discussed immediately below.

Q1 2019 Open-End Loss Recognition Change

Effective January 1, 2019, the Company modified the timeframe over which it charges-off Open-End loans and made related refinements to its loss provisioning methodology. Prior to January 1, 2019, the Company deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of the continued shift to Open-End loans in Canada and analysis of payment patterns on early-stage versus late-stage delinquencies, the Company revised its estimates and now consider Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. Quarterly, the Company evaluates the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019, which the Company refers to throughout this Annual Report as the "Q1 2019 Open-End Loss Recognition Change".

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The change affects comparability to prior periods as follows:

•
Gross combined loans receivable: balances as of December 31, 2019 include $50.1 million of Open-End loans that are up to 90 days past-due with related accrued interest, while such balances for periods prior to March 31, 2019 do not include any past-due loans.

•
Revenues: for the year ended December 31, 2019, gross revenues include interest earned on past-due loan balances of approximately $49 million, while revenues in prior-year periods do not include comparable amounts.

•
Provision for Losses: prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision for losses is affected by NCOs (total charge-offs less total recoveries) plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 16.4% at December 31, 2019, compared to 9.6% at December 31, 2018.

For Single-Pay loans, past-due loans are charged-off upon payment default and typically do not return to current for any subsequent payment activity. For Installment and Open-End loans, customers with payment delinquency of 90 consecutive days are charged off. Charged-off loans are never returned to current or performing and all subsequent activity is accounted for within recoveries in the Allowance for loan losses. If a past-due Installment loan customer makes payments sufficient to bring the account current for principal plus all accrued interest or fees pursuant to the original terms of the loan contract before becoming 90 consecutive days past-due, the underlying loan balance returns to current classification.

Depending upon underlying state or provincial regulations, a borrower may be eligible for more than one outstanding loan.

Allowance for Loan Losses

The Company maintains an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb incurred losses based primarily on the Company's analysis of historical loss or charge-off rates for loans containing similar risk characteristics. The allowance for loan losses on the Company-Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. The liability for estimated losses related to loans Guaranteed by the Company under CSO programs is reported in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets. Changes in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.

In addition to an analysis of historical loss and charge-off rates, the Company also considers delinquency trends and any macro-economic conditions that it believes may affect portfolio losses. If a loan is deemed to be uncollectible before it is fully reserved based on received information (e.g., receipt of customer bankruptcy notice or death), the Company charges off such loan at that time. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses. Any recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Additionally, during the year ended December 31, 2018, the Company changed the estimated allowance for loan losses for Installment gross combined loans receivable. This was a prospective change in estimate affected by a change in accounting principle. Prior to the change in the estimate, the Company utilized historic collection experience by grouping accounts receivable aging for these products to assess losses inherent in the portfolio and incurred as of the balance sheet date. Given that the Company now has history on performance subsequent to the Q1 2017 Loss Recognition Change, the Company refined the estimation process to utilize charge-off and recovery rates and estimate losses inherent in the portfolio.

Credit Services Organization

Through the CSO programs, the Company acts as a CSO/credit access business ("CAB") on behalf of customers in accordance with applicable state laws. The Company currently offers loans through CSO programs in stores and online in the state of Texas. As a CSO, CURO earns revenue by charging the customer a fee ("CSO fee") for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with CURO under the CSO programs, the Company agrees, for a CSO fee payable to the Company by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan to the third-party lender. CSO fees are calculated based on the amount of the customer's outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

underwritten and, if approved, determining the amount of the customer loan. The Company is, in turn, responsible for assessing whether or not to guarantee the loan. This guarantee represents an obligation to purchase specific loans if they go in to default.

Prior to May 2019, the Company operated as a CSO in Ohio. In July 2018, the Ohio legislature passed House Bill 123 which significantly limited permissible fees and other terms on short term loans in Ohio. As a result, the Company stopped operating as a CSO in Ohio in April 2019.
CURO currently has relationships with three unaffiliated third-party lenders for CSO programs. The Company periodically evaluates the competitive terms of the unaffiliated third-party lender contracts and such evaluation may result in the transfer of volume and loan balances between lenders. The process does not require significant effort or resources outside the normal course of business and the Company believes the incremental cost of changing or acquiring new unaffiliated third-party lender relationships to be immaterial.

As of December 31, 2019, the maximum amount guaranteed by the Company under CSO programs was $62.7 million, compared to $66.9 million at December 31, 2018. Should the Company be required to purchase any portion of the total amount of the loans guaranteed, the Company will attempt to recover some or all of the entire amount from the customers. CURO holds no collateral in respect of the guarantees.

CURO estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which is recognized for the consumer loans. The liability for incurred losses on CSO loans guaranteed by the Company was $10.6 million and $12.0 million at December 31, 2019 and 2018, respectively.

CSO fees are calculated based on the amount of the customer’s outstanding loan. The Company complies with the applicable jurisdiction’s Credit Services Organization Act or a similar statue. These laws generally define the services that CURO can provide to consumers and require the Company to provide a contract to the customer outlining its services and related costs. For services provided under the CSO programs, the Company receives payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days. During the years ended December 31, 2019, 2018 and 2017, approximately 58.2%, 57.3% and 53.6%, respectively, of Unsecured Installment loans, and 54.3%, 54.5% and 53.6%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.

The Company placed $6.2 million and $17.2 million in collateral accounts for the benefit of lenders at December 31, 2019 and December 31, 2018, respectively, which is reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

Since CSO loans are made by a third-party lender, they are not included in the Company's Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in the Consolidated Balance Sheets. The Company receives cash from customers for these fees on their scheduled loan repayment due dates.

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize the recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.
The Company is subject to income taxes throughout the U.S. and Canada and, prior to deconsolidation of the U.K. subsidiaries, in the U.K. The Company recognizes the financial statement benefits for uncertain tax positions as set forth in ASC 740 only if it is more-likely-than-not to be sustained in the event of challenges by relevant taxing authorities based on the technical merit of each tax position. The amounts of uncertain tax positions recognized are the largest benefits that have a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authorities.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Variable Interest Entity

As part of the Company's funding strategy and efforts to support the liquidity from sources other than the traditional capital market sources, the Company established a securitization program through Non-Recourse U.S. and Canada SPV Facilities. The Company entered into the Non-Recourse Canada SPV Facility during the third quarter of 2018 and fully extinguished the Non-Recourse U.S. SPV Facility during the fourth quarter of 2018. The Company transferred certain consumer loan receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary (“VIE”) that issues term notes backed by the underlying consumer loan receivables which are serviced by another wholly-owned subsidiary.

The Company has the ability to direct the activities of the VIE that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, CURO has the right to receive residual payments, which exposes the Company to the potential for significant losses and returns. Accordingly, the Company determined that they are the primary beneficiary of the VIE and are required to consolidate them. See Note 5, "Variable Interest Entities" for further discussion of the Company's VIEs.

Derivatives

As foreign currency exchange rates change, translation of the financial results of the Canadian operations into U.S. Dollars will be impacted. Operations in Canada represent a significant portion of total operations, and as a result, material changes in the currency exchange rates as between these two countries could have a significant impact on the Company's consolidated financial condition, results of operations or cash flows. From time-to-time, the Company may elect to purchase derivatives to hedge exposures that would qualify as a cash flow or fair value hedge. All other derivatives that are entered into for economic reasons are carried at fair value with the resulting change in fair value recorded the results of operations.

As of December 31, 2019 and 2018, the Company had $112.2 million and $107.5 million, respectively, in variable interest rate debt outstanding related to the Non-Recourse Canada SPV Facility. In August 2018, the Company entered into a four-year C$175.0 million interest rate cap agreement with the Royal Bank of Canada that capped the related three-month CDOR rate at 4.50% beginning in September 2018. During the year ended December 31, 2019 and 2018, the three-month CDOR rate did not exceed 4.50% and did not have any impact on the Company's Statement of Operations.

The Company records derivative instruments at fair value as either an asset or liability on the Consolidated Balance Sheet. Changes in the options intrinsic value, to the extent that they are effective as a hedge, are recorded in Other Comprehensive Income (Loss). For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, the changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the “hedge accounting” method).

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and amortization, except for property and equipment accounted for as part of a business combination, which is carried at fair value as of the acquisition date less accumulated depreciation and amortization. Expenditures for significant additions and improvements are capitalized. Maintenance repairs and renewals, that do not materially add to the fixed asset's value or appreciably prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in results of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination at the time of acquisition. In accordance with Accounting Standards Codification ("ASC") 350 Intangibles - Goodwill and Other ("ASC 350"), the Company performs impairment testing for goodwill and indefinite-lived intangible assets annually, as of October 1st, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. The Company did

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

not record any impairment losses on goodwill from continuing operations during the years ended December 31, 2019, 2018 and 2017.

Goodwill

The annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds it carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

During the fourth quarter of 2019, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units. Refer to Note 4, "Goodwill and Intangibles" for further information.

During the fourth quarter of 2018, the Company performed the qualitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units.

Other Intangible Assets

The Company's identifiable intangible assets, resulting from business combinations and internally developed capitalized software, consist of trade names, customer relationships and computer software.

The Company applied the guidance under ASC 350, to software that is purchased or internally developed. Under ASC 350, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to "Other Intangible Assets, net of accumulated amortization" in the Consolidated Balance Sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method over its estimated useful life, which ranges from three to 10 years.

The “Cash Money” trade name was determined to be an intangible asset with an indefinite life. Intangible assets with indefinite lives are not amortized, but instead are tested annually for impairment and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If deemed impaired, the asset’s carrying amount is reduced to its estimated fair value. No intangible impairments were recorded during the years ended December 31, 2019, 2018 or 2017. See Note 4, "Goodwill and Intangibles" for further information.

The Company's finite lived intangible assets are amortized over their estimated economic benefit period, generally from three to 10 years. The Company reviews the intangible assets for impairment annually in the fourth quarter or whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If the Company were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from the annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. There were no changes in events or circumstances related to the Company's continuing operations that caused the Company to review the finite lived intangible assets for impairment for the years ended December 31, 2019, 2018 or 2017. Additionally, no impairments were recorded during the years ended December 31, 2019, 2018 or 2017. See Note 4, "Goodwill and Intangibles" for further information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Business Combination Accounting

CURO has acquired businesses in the past, and may acquire additional businesses in the future. Business combination accounting requires that the Company determines the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company engages third-party appraisal firms to assist in fair value determination when appropriate. The acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain conditions are met in the future. These earn-out provisions are estimated and recognized at fair value at the acquisition date based on projected earnings or other financial metrics over specified future periods. These estimates are reviewed during each subsequent reporting period and adjusted based upon actual results. Acquisition-related costs for potential and completed acquisitions are expensed as incurred and included in "Corporate, district and other expenses" in the Consolidated Statements of Operations.

Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of the acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Intangible assets other than goodwill are initially valued at fair value. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Any contingent consideration included as part of the purchase is recognized at its fair value on the acquisition date.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs incurred in obtaining financing. These costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of associated debt, consistent with discounts or premiums. The effective interest rate method is used to amortize the deferred financing costs over the life of the Senior Secured Notes and the straight-line method is used to amortize the deferred financing costs of the Non-Recourse SPV facilities. See Note 9, "Debt" for additional details on the Company's capital resources.

Fair Value Measurements

The Company determines fair value measurements of financial and non-financial assets and liabilities in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). This guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. See Note 12, “Fair Value Measurements” for additional information.

Concentration Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of its loans receivable. Concentrations of credit risk with respect to loans receivable are limited due to the large number of customers comprising the Company's customer base.

Revenues originated in Texas, California and Ontario represented approximately 24.6%, 18.4% and 13.6%, respectively, of the Company's consolidated revenues for the year ended December 31, 2019. Revenues originated in Texas, California and Ontario represented approximately 26.0%, 19.2% and 11.5%, respectively, of the Company's consolidated revenues for the year ended December 31, 2018.
To the extent that laws and regulations are passed that affect the manner in which the Company conducts business in any one of those markets, its financial condition, results of operations and cash flows could be adversely affected. Additionally, the Company's ability to meet its financial obligations could be negatively impacted.
The Company holds cash at major financial institutions that often exceed FDIC insured limits. The Company manages its concentration risk by placing cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the financial institutions holding such deposits. Historically, the Company has not experienced any losses due to such cash concentration.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Operating Leases

The Company has entered into operating leases for store locations and corporate offices, some of which contain provisions for future rent increases or periods in which rent payments are reduced (abated). As of January 1, 2019, the Company adopted ASU 2016-02, Leases ("Topic 842") which requires leases to be recognized on the balance sheet with the present value of lease payments over the lease term at the commencement date to be expensed. See "Recently Adopted Accounting Pronouncements", below, and Note 17, "Leases" for required disclosures by Topic 842.

Prior to January 1, 2019, in accordance with US GAAP, the Company recorded monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to "Deferred rent" in the Consolidated Balance Sheets.

Cost of Providing Services

Salaries and Benefits—Salaries and benefits include personnel-related costs for store operations, including salaries, benefits and bonuses and are driven by the number of employees.

Occupancy—Occupancy and equipment includes rent expense for leased facilities, as well as depreciation, maintenance, insurance and utility expense.

Office—Office primarily includes expenses related to bank service charges and credit scoring charges at store locations.

Other Costs of Providing Services—The Company's other costs of providing services includes expenses related to operations such as processing fees, collections expense, security expense, taxes, repairs and professional fees incurred as part of store operations.

Advertising Costs—Advertising costs are expensed as incurred.

Operating Expense

Corporate, District and Other Expenses—include costs such as salaries and benefits associated with the corporate and district-level employees, as well as other corporate-related costs such as rent, insurance, professional fees, utilities, travel and entertainment expenses and depreciation expense. Other (income) and expense includes the foreign currency impact to the intercompany balances, gains or losses on foreign currency exchanges and disposals of fixed assets and other miscellaneous income and expense amounts.

Interest Expense—includes interest related to the Company's Senior Secured Notes, Non-Recourse SPV facilities and Senior Revolver.

Share-Based Compensation

CURO accounts for share-based compensation expense for awards to employees and directors at the estimated fair value on the grant date. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model, which requires CURO to make several assumptions including, but not limited to, the risk-free interest rate and the expected volatility of publicly-traded stocks in the financial services industry. The expected option term is calculated using the average of the vesting period and the original contractual term. For restricted stock units ("RSUs"), the value of the award is calculated using the closing market price of the common stock on the grant date for time-based RSUs and using the Monte Carlo simulation pricing model for the market-based RSUs. The Company recognizes the estimated fair value of share-based awards as compensation expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur for all share-based awards.

In accordance with ASC 718, Compensation - Stock Compensation, the Company may choose, upon vesting of employees' RSUs, to return shares of common stock underlying the vested RSUs to the Company in satisfaction of employees' tax withholding obligations (collectively, "net-share settlements") rather than requiring shares of common stock to be sold on the open market to satisfy these tax withholding obligations. The total number of shares of common stock returned to the Company is based on the closing price of the Company's common stock on the applicable vesting date. These net-share settlements reduced the number of shares of common stock that would have otherwise been outstanding on the open market, and the cash CURO paid to satisfy the employee portion of the tax withholding obligations are reflected as a reduction to "Paid-in capital" in the Company's Consolidated Balance Sheets and Consolidated Statements of Changes in Equity.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income Taxes

A deferred tax asset or liability is recognized for the anticipated future tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements and for operating loss and tax credit carryforwards. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of the deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. In the event CURO determines that future taxable income, taking into consideration tax planning strategies, may not generate sufficient taxable income to fully realize net deferred tax assets, the Company may be required to establish or increase valuation allowances by a charge to income tax expense in the period such a determination is made, which may have a material impact on the Consolidated Statements of Operations. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which they expect those temporary differences to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date and it may have a material impact on the Consolidated Statements of Operations.

CURO follows accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating tax positions and tax benefits, and the recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As the Company obtains additional information, they may need to adjust the recognized tax positions and tax benefits. For additional information related to uncertain tax positions, see Note 11, "Income Taxes."

Foreign Currency Translation

The Canadian dollar is considered the functional currency for operations in Canada. All balance sheet accounts are translated into U.S. dollars ("USD") at the exchange rate in effect at each Balance Sheet date. The Statements of Operations are translated at the average rates of exchange during each period. The Company has determined that certain intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of "Accumulated other comprehensive (loss)" in the Statements of Stockholders' Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of "Corporate, district and other expenses" in the Consolidated Statements of Operations.

Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense recognition associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.

Advertising Costs

Advertising costs are expensed as incurred.

Recently Adopted Accounting Pronouncements

ASU 2016-02

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted the standard as of January 1, 2019 using the modified retrospective method, also known as the transition relief method, permitted under ASU 2018-11, which allows companies to retain the comparative prior period presentation method in the period of adoption. The Company elected the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification and initial direct costs. Under the practical expedient package, the Company also elected to combine lease and non-lease components

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

and to exclude short-term leases, defined as having an initial term of 12 months or less, from the Consolidated Balance Sheets. The Company did not elect the hindsight practical expedient.

As of December 31, 2019, the Company held right of use assets ("ROU assets") and operating lease liabilities ("lease liabilities") of $117.5 million and $125.0 million, respectively. Prepaid rent of $2.7 million and deferred rent of $10.9 million were included in ROU assets and lease liabilities, respectively, at the time of adoption.

See Note 17 - "Leases" for additional information and disclosures required by Topic 842.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income ("ASU 2018-02"), which permits the reclassification to retained earnings of disproportionate tax effects in accumulated other comprehensive income (loss) caused by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). The Company adopted ASU 2018-02 as of January 1, 2019, which did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Pronouncements Related to the Current Expected Credit Loss ("CECL") Standard

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, and ASU 2019-10 and ASU 2019-11 in November 2019. The standard, as amended, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a SRC, for which the Company qualifies. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. As issued, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016‑13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses with a resulting negative adjustment to retained earnings on the date of adoption. The Company expects to defer the adoption of ASU 2016-13 until at least January 1, 2021 as permitted under ASU 2019-10. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on the Consolidated Financial Statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (i) that are reasonably certain to be exercised by the customer or (ii) for which exercise of the renewal option is controlled by the cloud service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently assessing the impact that adoption of ASU 2018-15 will have on the Consolidated Financial Statements.

ASU 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The provisions of ASU 2018-13 are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – PREPAID EXPENSES AND OTHER

Components of Prepaid expenses and other assets were as follows (in thousands):

	December 31, 2019	December 31, 2018
Settlements and collateral due from third-party lenders	$6,156	$17,205
Fees receivable from customers under CSO programs	14,564	13,771
Prepaid expenses	4,546	6,456
Other assets	10,624	6,156
Total prepaid expenses and other	$35,890	$43,588

NOTE 3 – PROPERTY AND EQUIPMENT

The classification of property and equipment was as follows (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$134,574	$126,903
Furniture, fixtures and equipment	37,726	34,896
Property and equipment, gross	172,300	161,799
Accumulated depreciation and amortization	(101,489)	(85,049)
Property and equipment, net	$70,811	$76,750

Depreciation expense for continuing operations was $15.8 million, $15.6 million and $16.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 4 – GOODWILL AND INTANGIBLES

The Goodwill balance includes no accumulated impairment. The change in the carrying amount of Goodwill by operating segment for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	U.S.	Canada	Total
Goodwill at December 31, 2017	$91,131	$30,516	$121,647
Foreign currency translation - 2018	—	(2,366)	(2,366)
Goodwill at December 31, 2018	91,131	28,150	119,281
Foreign currency translation - 2019	—	1,328	1,328
Goodwill at December 31, 2019	91,131	29,478	120,609

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of Significant Accounting Policies and Nature of Operations" for additional detail on the Company's policy for assessing goodwill for impairment.

Identifiable intangible assets consisted of the following:

		December 31, 2019			December 31, 2018
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Assets not subject to amortization
Trade name	—	$22,357	$—	$22,357	$21,350	$—	$21,350
Assets subject to amortization
Customer relationships	—	8,982	(8,982)	—	18,299	(17,643)	656
Computer software	9.2	26,328	(14,758)	11,570	24,051	(16,273)	7,778
Balance, end of year		$57,667	$(23,740)	$33,927	$63,700	$(33,916)	$29,784

The Company's identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Cash Money trade name intangible asset that has a carrying amount of $22.4 million, which was determined to have an indefinite life and is not amortized. The estimated useful lives for the Company's other intangible assets range from 1 to 10 years. Aggregate amortization expense related to identifiable intangible assets was $2.9 million, $2.7 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2019 for each of the following five fiscal years (in thousands):

Year Ending December 31,
2020	$2,065
2021	1,508
2022	838
2023	519
2024	519

NOTE 5 - VARIABLE INTEREST ENTITIES

In August 2018, the Company closed a second financing facility, the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to wholly-owned VIEs and additional debt was incurred through the ABL facility and the Non-Recourse Canada SPV facility that was collateralized by these underlying loan receivables (see Note 9, "Debt" for further discussion).

The Company has determined that they are the primary beneficiary of the VIEs and are required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the Consolidated Financial Statements. As required, CURO parenthetically discloses on the Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against the Company's general credit.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The carrying amounts of consolidated VIEs' assets and liabilities associated with the Company's special purpose subsidiaries were as follows (in thousands):

	December 31, 2019	December 31, 2018
Assets
Restricted cash	$17,427	$12,840
Loans receivable less allowance for loan losses	220,067	136,187
Total Assets	$237,494	$149,027
Liabilities
Accounts payable and accrued liabilities	$13,462	$4,980
Deferred revenue	46	40
Accrued interest	871	831
Intercompany payable	69,639	44,330
Debt	112,221	107,479
Total Liabilities	$196,239	$157,660

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
Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.
The following table summarizes revenue by product (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unsecured Installment	$530,730	$523,282	$454,758
Secured Installment	110,513	110,677	100,981
Open-End	245,256	141,963	73,496
Single-Pay	191,449	218,992	255,170
Ancillary	63,849	50,159	39,732
Total revenue(1)	$1,141,797	$1,045,073	$924,137
(1) Includes revenue from CSO programs of $281.6 million, $283.0 million and $256.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	December 31, 2019
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$81,447	$117,682	$70,565	$285,452	$555,146
Delinquent loans receivable	—	43,100	17,510	50,072	110,682
Total loans receivable	81,447	160,782	88,075	335,524	665,828
Less: allowance for losses	(5,869)	(35,587)	(10,305)	(55,074)	(106,835)
Loans receivable, net	$75,578	$125,195	$77,770	$280,450	$558,993
(1) Of the $81.4 million of Single-Pay receivables, $22.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2019
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past-due	$15,369	$8,039	$21,823	$45,231
31-60 days past-due	12,403	4,885	13,191	30,479
61 + days past-due	15,328	4,586	15,058	34,972
Total delinquent loans receivable	$43,100	$17,510	$50,072	$110,682

	December 31, 2018
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$80,823	$141,318	$75,583	$207,333	$505,057
Delinquent loans receivable	—	49,085	17,389	—	66,474
Total loans receivable	80,823	190,403	92,972	207,333	571,531
Less: allowance for losses	(4,189)	(37,716)	(12,191)	(19,901)	(73,997)
Loans receivable, net	$76,634	$152,687	$80,781	$187,432	$497,534
(1) Of the $80.8 million of Single-Pay receivables, $23.7 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2018
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$17,848	$7,870	$25,718
31-60 days past-due	14,705	4,725	19,430
61 + days past-due	16,532	4,794	21,326
Total delinquent loans receivable	$49,085	$17,389	$66,474

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$61,840	$1,944	$63,784
Delinquent loans receivable guaranteed by the Company	12,477	392	12,869
Total loans receivable guaranteed by the Company	74,317	2,336	76,653
Less: Liability for losses on CSO lender-owned consumer loans	(10,553)	(70)	(10,623)
Loans receivable guaranteed by the Company, net	$63,764	$2,266	$66,030

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$10,392	$326	$10,718
31-60 days past-due	1,256	40	1,296
61 + days past-due	829	26	855
Total delinquent loans receivable	$12,477	$392	$12,869

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2018
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$65,743	$2,504	$68,247
Delinquent loans receivable guaranteed by the Company	11,708	446	12,154
Total loans receivable guaranteed by the Company	77,451	2,950	80,401
Less: Liability for losses on CSO lender-owned consumer loans	(11,582)	(425)	(12,007)
Loans receivable guaranteed by the Company, net	$65,869	$2,525	$68,394

	December 31, 2018
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$9,684	$369	$10,053
31-60 days past-due	1,255	48	1,303
61 + days past-due	769	29	798
Total delinquent loans receivable	$11,708	$446	$12,154

The following table summarizes activity in the allowance for loan losses (dollars in thousands):

	Year Ended December 31, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(155,250)	(158,251)	(47,195)	(108,319)	(5,445)	(474,460)
Recoveries	109,124	23,660	10,744	19,061	3,284	165,873
Net charge-offs	(46,126)	(134,591)	(36,451)	(89,258)	(2,161)	(308,587)
Provision for losses	47,739	132,433	34,565	123,726	2,161	340,624
Effect of foreign currency translation	67	29	—	705	—	801
Balance, end of period	$5,869	$35,587	$10,305	$55,074	$—	$106,835
Allowance for loan losses as a percentage of gross loan receivables	7.2%	22.1%	11.7%	16.4%	N/A	16.0%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans (in thousands):

	Year Ended December 31, 2019
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,582	$425	$12,007
Charge-offs	(161,557)	(3,610)	(165,167)
Recoveries	33,248	2,608	35,856
Net charge-offs	(128,309)	(1,002)	(129,311)
Provision for losses	127,280	647	127,927
Balance, end of period	$10,553	$70	$10,623

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total (in thousands):

	Year Ended December 31, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$49,298	$12,616	$19,901	$—	$86,004
Charge-offs	(155,250)	(319,808)	(50,805)	(108,319)	(5,445)	(639,627)
Recoveries	109,124	56,908	13,352	19,061	3,284	201,729
Net charge-offs	(46,126)	(262,900)	(37,453)	(89,258)	(2,161)	(437,898)
Provision for losses	47,739	259,713	35,212	123,726	2,161	468,551
Effect of foreign currency translation	67	29	—	705	—	801
Balance, end of period	$5,869	$46,140	$10,375	$55,074	$—	$117,458

The following table summarizes activity in the allowance for loan losses (dollars in thousands):

	Year Ended December 31, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$39,025	$13,472	$6,426	$—	$64,127
Charge-offs	(164,342)	(141,963)	(46,996)	(113,150)	(5,913)	(472,364)
Recoveries	115,118	20,175	10,041	41,457	3,603	190,394
Net charge-offs	(49,224)	(121,788)	(36,955)	(71,693)	(2,310)	(281,970)
Provision for losses	48,575	120,469	35,674	86,299	2,310	293,327
Effect of foreign currency translation	(366)	10	—	(1,131)	—	(1,487)
Balance, end of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Allowance for loan losses as a percentage of gross loan receivables	5.2%	19.8%	13.1%	9.6%	N/A	12.9%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans (in thousands):

	Year Ended December 31, 2018
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$17,073	$722	$17,795
Charge-offs	(165,266)	(4,469)	(169,735)
Recoveries	32,341	3,333	35,674
Net charge-offs	(132,925)	(1,136)	(134,061)
Provision for losses	127,434	839	128,273
Balance, end of period	$11,582	$425	$12,007

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, in total (in thousands):

	Year Ended December 31, 2018
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,204	$56,098	$14,194	$6,426	$—	$81,922
Charge-offs	(164,342)	(307,229)	(51,465)	(113,150)	(5,913)	(642,099)
Recoveries	115,118	52,516	13,374	41,457	3,603	226,068
Net charge-offs	(49,224)	(254,713)	(38,091)	(71,693)	(2,310)	(416,031)
Provision for losses	48,575	247,903	36,513	86,299	2,310	421,600
Effect of foreign currency translation	(366)	10	—	(1,131)	—	(1,487)
Balance, end of period	$4,189	$49,298	$12,616	$19,901	$—	$86,004

NOTE 7 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $14.7 million and $14.3 million at December 31, 2019 and December 31, 2018, respectively. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range up to six months. See Note 1, "Significant Accounting Policies and Nature of Operations" for a description of its accounting policies. As of December 31, 2019 and December 31, 2018, the maximum amount payable under all such guarantees was $62.7 million and $66.9 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the Allowance for loan losses, which it recognizes for its consumer loans. Liability for incurred losses on CSO loans Guaranteed by the Company was $10.6 million and $12.0 million at December 31, 2019 and December 31, 2018, respectively.

The Company placed $6.2 million and $17.2 million in collateral accounts for the benefit of lenders at December 31, 2019 and December 31, 2018, respectively, which is reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

Deferred revenue associated with the CSO program was immaterial for the years ended December 31, 2019, 2018, and 2017 and there were no costs to obtain or costs to fulfill capitalized under the program. See Note 6, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Components of Accounts payable and accrued liabilities were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Trade accounts payable	$25,972	$24,463
Money orders payable	4,805	7,822
Accrued taxes, other than income taxes	295	944
Accrued payroll and fringe benefits	24,837	14,518
Other accrued liabilities	4,174	1,399
Total accounts payable and accrued liabilities	$60,083	$49,146

NOTE 9 – DEBT

Debt consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
8.25% Senior Secured Notes (due 2025)	$678,323	$676,661
Non-Recourse Canada SPV Facility	112,221	107,479
Senior Revolver	—	20,000
Debt	$790,544	$804,140

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025 ("8.25% Senior Secured Notes"). Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the balance of capitalized financing costs of $11.7 million, net of amortization, is included in the Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

The proceeds of this issuance were used to (i) redeem the outstanding 12.00% Senior Secured Notes of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, a wholly-owned subsidiary, which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1 2022 ("12.00% Senior Secured Notes"). In connection with these 12.00% Senior Secured Notes, the Company capitalized financing costs of $18.3 million. These costs were amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from the Company's IPO, as required by the underlying indentures (the transaction whereby the 12.00% Senior Secured Notes were partially redeemed, the “Redemption”), at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest paid thereon, to the date of Redemption. The Redemption price and the amortization of the corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million for the three months ended March 31, 2018. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remained outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes (the “Indenture”), dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

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

As of December 31, 2019, outstanding borrowings under the Non-Recourse Canada SPV Facility were $112.2 million, net of deferred financing costs of $3.0 million. For further information on the Non-Recourse Canada SPV, refer to Note 5, "Variable Interest Entities."

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

Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires June 30, 2020. The Senior Revolver accrues interest at the one-month LIBOR plus 5.00% (subject to a 5% overall minimum) and is repayable on demand.

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the Company's 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the Company's 8.25% Senior Secured Notes. Additionally, the negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for the 8.25% Senior Secured Notes. The revolver was undrawn at December 31, 2019.

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

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., a Canadian subsidiary ("Cash Money"), maintains a C$10 million revolving credit facility with Royal Bank of Canada (the "Cash Money Revolving Credit Facility"), which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10 million. As of December 31, 2019, the borrowing capacity under the Cash Money Revolving Credit Facility, which was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2019 and December 31, 2018.

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

Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC and a wholly-owned subsidiary entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provides for an $80.0 million term loan and $70.0 million revolving borrowing capacity that could expand over time (collectively, “Non-Recourse U.S. SPV Facility”). Borrowings under this facility bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The Company also paid a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were $5.3 million, net of amortization. These capitalized financing costs were included in the Consolidated Balance Sheets as a component of "Debt" and were amortized over the term of the Non-Recourse U.S. SPV Facility.

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

Ranking and Guarantees

The 8.25% Senior Secured Notes rank senior in right of payment to all of the Company and the Company's guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all of the Company and the Company's guarantor entities’ existing and future senior indebtedness, including borrowings under revolving credit facilities. Pursuant to the Inter-creditor Agreement, these notes and the guarantees will be effectively subordinated to credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of subsidiaries that are not guarantors.

The 8.25% Senior Secured Notes are secured by liens on substantially all of the Company's and the guarantors’ assets, subject to certain exceptions. At any time prior to September 1, 2021, the Company may redeem (i) up to 40% of the aggregate principal amount of the notes at a price equal to 108.2% of the principal amount, plus accrued and unpaid interest, if any, to the applicable redemption date with the net proceeds to the Company of certain equity offerings; and (ii) some or all of the notes at a make-whole price. On or after September 1, 2021, the Company may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the applicable date of redemption. The redemption price for the notes if redeemed during the 12 months beginning (i) September 1, 2021 is 104.1%, (ii) September 1, 2022 is 102.1% and (iii) on or after September 1, 2023 is 100.0%.

Future Maturities of Debt

Annual maturities of outstanding debt for each of the five years after December 31, 2019 are as follows (in thousands):

Amount
2020	$—
2021	—
2022	38,414
2023	76,829
2024	—
Thereafter	690,000
Debt (before deferred financing costs and discounts)	805,243
Less: deferred financing costs and discounts	14,699
Debt, net	$790,544

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 10 – SHARE-BASED COMPENSATION

The 2010 Equity Incentive Plan (the “2010 Plan”) was originally approved by the Company's stockholders in November 2010, and amended in December 2013. The 2010 Plan provides for the issuance of up to 2,160,000 shares, subject to certain adjustment provisions, and provides for grants of stock options, restricted stock, and stock grants. Awards may be granted to employees, consultants and the Company's directors. In conjunction with approval of the 2017 Incentive Plan, no new awards will be granted under the 2010 Plan.

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

Stock Options

Stock options are awards which allow the grantee to purchase shares of common stock at prices equal to the fair value at the date of grant. Stock options granted under the 2010 Plan typically vest at a rate of 20% per year over a 5-year period, have a term of 10 years and are subject to limitations on transferability. The Company did not grant stock option awards in 2019 or 2018.

For the year ended December 31, 2017, the fair value of the options granted was calculated at each grant date using a Black-Scholes option-pricing model which assumed the following weighted average assumptions: expected volatility of 45.3%, expected term of 6.1 years, risk-free interest rate of 2.2%, and no expected dividends.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards, and subsequent events are not indicative of the reasonableness of the Company's original estimates of fair value. The Company has estimated the expected term of stock options using a formula considering the weighted average vesting term and the original contract term. The expected volatility is estimated based upon the historical volatility of publicly traded stocks from the Company's industry sector (the alternative financial services sector). The expected risk-free interest rate is based on an average of various U.S. Treasury rates based on the expected term of the awards.

CURO's share-based compensation is measured at the grant date, based on the fair value of the award, which is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur in accordance with the election provided under ASU 2016-09, Stock Compensation. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on share-based compensation.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the Company's stock option activity for the years ended December 31, 2019, 2018 and 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	1,879,308	$2.73		4.6	$2.1
Granted	99,396	$8.86	$4.11
Exercised	—	$—
Forfeited	(1,224)	$3.39
Outstanding at December 31, 2017	1,977,480	$3.04		5.2	$21.8
Granted	—	$—	$—
Exercised	(500,924)	$1.46			$4.0
Forfeited	(31,224)	$4.03	$1.84
Outstanding at December 31, 2018	1,445,332	$3.56		3.7	$8.6
Granted	—	$—
Exercised	(40,014)	$3.71			$0.3
Forfeited	(696)	$8.86	$4.07
Outstanding at December 31, 2019	1,404,622	$3.56		2.6	$12.1

Options exercisable at December 31, 2019	1,226,422	$3.42		2.1	$10.7

Restricted Stock Units

Grants of time-based RSUs are valued at the date of grant based on the closing market price of common stock and are expensed using the straight-line method over the service period. These RSUs are subject to time-based vesting and typically vest over a three-year period.

Grants of market-based RSUs are valued using the Monte Carlo simulation pricing model. In March 2019, the Company awarded market-based RSUs designed to drive the performance of the management team toward achievement of key corporate objectives. The market-based RSUs vest after three years if the Company's total stockholder return over the three-year performance period meets a specified target relative to other companies in its selected peer group. Expense recognition for the market-based awards occurs over the service period using the straight-line method.

Unvested shares of RSUs may be forfeited upon termination of employment depending on the circumstances of the termination, or failure to achieve the required performance condition, if applicable.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

A summary of the activity of time-based and market-based unvested RSUs for the years ended December 31, 2019 and 2018 is presented in the following table:

	Number of RSUs		Weighted Average Grant Date Fair Value per Share
	Time-Based	Market-Based
January 1, 2017	—	—	$—
Granted	1,516,241	—	$14.00
Vested	—	—	$—
Forfeited	—	—	$—
December 31, 2017	1,516,241	—	$14.00
Granted	73,663	—	$18.20
Vested	(508,126)	—	$14.00
Forfeited	(21,428)	—	$14.00
December 31, 2018	1,060,350	—	$14.29
Granted	598,114	397,752	$10.08
Vested	(514,552)	—	$14.21
Forfeited	(82,159)	(2,891)	$13.71
December 31, 2019	1,061,753	394,861	$11.47

Share-based compensation expense, which includes compensation costs from stock options and RSUs, included in the Consolidated Statements of Operations as a component of "Corporate, district and other" expenses is summarized in the following table (in thousands):

	For the year ended,
	2019	2018	2017
Pre-tax share-based compensation expense	$10,323	$8,210	$965
Income tax benefit	(2,632)	(2,217)	(386)
Total share-based compensation expense, net of tax	$7,691	$5,993	$579

As of December 31, 2019, there was $13.1 million of unrecognized compensation cost related to stock options and RSUs, of which $10.3 million related to time-based RSUs and $2.5 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.6 years.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 11 – INCOME TAXES

Income before taxes and income tax expense (benefit) was comprised of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income (loss) before taxes:
U.S. tax jurisdictions	$119,241	$16,759	$67,771
Non-U.S. tax jurisdictions	23,214	1,359	34,485
Total income (loss) before taxes	$142,455	$18,118	$102,256
Current tax provision (benefit)
Federal	$3,160	$(7,983)	$19,935
State	395	(1,518)	2,409
Foreign	930	7,748	10,542
Total current provision (benefit)	4,485	(1,753)	32,886
Deferred tax provision (benefit)
Federal	22,978	7,471	6,283
State	5,145	631	2,647
Foreign	5,949	(4,690)	(169)
Total deferred tax provision (benefit)	34,072	3,412	8,761
Total provision for income taxes	$38,557	$1,659	$41,647

The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act”) enacted various changes to the U.S. federal corporate tax law. Some of the most significant provisions impacting the Company include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018 and a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Pursuant to ASC 740, Income Taxes, the Company recognized the effects of changes in tax laws and rates on deferred tax assets and liabilities. The total impact of the 2017 Tax Act was comprised of expense of $6.5 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries ($8.1 million provisional expense in 2017 and a benefit of $1.6 million in 2018) and a benefit of $4.2 million related to the remeasurement of the Company's net deferred tax liabilities arising from a lower U.S. corporate tax rate. The remaining provisions of the 2017 Tax Act are not expected to have a material impact on the Company's results of operations or financial condition.

The benefit associated with the remeasurement of the Company's net deferred tax liabilities arising from a lower U.S. corporate tax rate will be recognized as cash benefits at varying times as related assets and liabilities impact current tax expense.

As of December 31, 2019, the Company had undistributed earnings of certain foreign subsidiaries of $181.3 million. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $181.3 million were distributed to the U.S., the Company would be subject to estimated Canadian withholding taxes of approximately $9.1 million. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The sources of deferred income tax assets (liabilities) are summarized as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Deferred tax assets related to:
Accrued expenses and other reserves	$2,092	$3,267
Lease liability	32,009	—
Compensation accruals	6,354	4,954
Deferred revenue	461	78
Federal net operating loss and capital loss carryforwards	13,693	—
State and provincial net operating loss carryforwards	3,228	1,611
Foreign net operating loss and capital loss carryforwards	4,754	3,592
Tax credit carryforwards	158	—
Gross deferred tax assets	62,749	13,502
Less: Valuation allowance	(8,328)	(6,996)
Net deferred tax assets	$54,421	$6,506
Deferred tax liabilities related to:
Property and equipment	$(3,339)	$(3,870)
Right of use asset	(29,251)	—
Goodwill and other intangible assets	(14,986)	(14,508)
Prepaid expenses and other assets	(628)	(197)
Loans receivable	(5,614)	(127)
Gross deferred tax liabilities	(53,818)	(18,702)
Net deferred tax liabilities	$603	$(12,196)
Deferred tax assets and liabilities are included in the following line items in the Consolidated Balance Sheets:

	Year Ended December 31,
(in thousands)	2019	2018
Net current deferred tax assets	$5,055	$1,534
Net long-term deferred tax liabilities	(4,452)	(13,730)
Net deferred tax liabilities	$603	$(12,196)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Differences between the Company's effective income tax rate computed on net earnings or loss before income taxes and the statutory federal income tax rate were as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax expense using the statutory federal rate in effect	$29,916	$3,805	$35,790
Tax effect of:
Effects of foreign rates different than U.S. statutory rate	(1,393)	(65)	(6,993)
State, local and provincial income taxes, net of federal benefit	8,959	313	7,128
Tax credits	(138)	(116)	(450)
Nondeductible expenses	33	77	409
Valuation allowance	1,609	1,983	631
Deferred remeasurement	—	—	683
Repatriation tax	—	(1,610)	8,100
Deferred remeasurement due to the 2017 Tax Act	—	—	(4,162)
Share-based compensation	150	(2,944)	—
Other	(579)	216	511
Total provision for income taxes	$38,557	$1,659	$41,647
Effective income tax rate	27.1%	8.4%	40.7%
Statutory federal income tax rate	21.0%	21.0%	35.0%

At December 31, 2019 and December 31, 2018, the Company had no reserves related to uncertain tax positions.

The tax years 2016 through 2018 remain open to examination by the taxing authorities in the U.S. The tax years 2014 through 2018 remain open to examination by the taxing authorities in Canada. The Company expects no material change related to its current positions in recorded unrecognized income tax benefit liability in the next 12 months.

The Company files income tax returns in U.S. federal and various state jurisdictions, Canada (including provinces).

A summary of the valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of year	$6,996	$4,375	$3,717
Increase to balance charged as expense	1,609	1,983	631
Effect of foreign currency translation	(277)	638	27
Balance at end of year	$8,328	$6,996	$4,375

As of December 31, 2019, the Company's deferred tax assets from foreign net operating loss carryforwards were approximately $6.1 million. The Canadian net operating loss carryforwards expire in varying amounts in 2033 through 2039. The Company does not expect to have taxable income in the near future in these jurisdictions. As of December 31, 2019, the Company had a $6.1 million valuation allowance related to these foreign operating losses. As of December 31, 2019, the Company's federal net operating loss carryforward deferred tax assets were approximately $13.7 million. The Company expects to have future federal taxable income in the United States and has not recorded a valuation allowance related to these domestic operating losses. As of December 31, 2019, the Company had state net operating loss carryforward deferred tax assets of $1.9 million. These carryforwards expire in varying amounts in 2020 through 2040 and exist in states in which the Company may not have taxable income in the near future. The Company has recorded a valuation allowance of $0.5 million related to these state net operating losses. During the years ended December 31, 2019, 2018 and 2017, the Company did not record any estimated interest or penalties.

NOTE 12 – FAIR VALUE MEASUREMENTS
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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the Consolidated Balance Sheets at December 31, 2019 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$6,171	$6,171	$—	$—	$6,171
Financial liabilities:
Non-qualified deferred compensation plan	$4,666	$4,666	$—	$—	$4,666

The table below presents the assets and liabilities that were carried at fair value on the Consolidated Balance Sheets at December 31, 2018 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$4,790	$4,790	$—	$—	$4,790
Financial liabilities:(1)
Non-qualified deferred compensation plan	$3,639	$3,639	$—	$—	$3,639

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Consolidated Balance Sheets at December 31, 2019 (in thousands).

		Estimated Fair Value
	Carrying Value December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Financial assets:
Cash	$75,242	$75,242	$—	$—	$75,242
Restricted cash	34,779	34,779	—	—	34,779
Loans receivable, net	558,993	—	—	558,993	558,993
Equity method investment	10,068	—	—	10,068	10,068
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$10,623	$—	$—	$10,623	$10,623
8.25% Senior Secured Notes	678,323	—	596,924	—	596,924
Non-Recourse Canada SPV facility	112,221	—	—	115,243	115,243

The table below presents the assets and liabilities that were not carried at fair value on the Consolidated Balance Sheets at December 31, 2018 (in thousands).

		Estimated Fair Value
	Carrying Value December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Financial assets:
Cash	$61,175	$61,175	$—	$—	$61,175
Restricted cash	25,439	25,439	—	—	25,439
Loans receivable, net	497,534	—	—	497,534	497,534
Equity method investment	6,558	—	—	6,558	6,558
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$12,007	$—	$—	$12,007	$12,007
8.25% Senior Secured Notes	676,661	—	531,179	—	531,179
Non-Recourse Canada SPV facility	107,479	—	—	111,335	111,335
Senior Revolver	20,000	—	—	20,000	20,000

Loans receivable are carried on the Consolidated Balance Sheets net of the Allowance for estimated loan losses. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value. Refer to Note 6, "Loans Receivable and Revenue" for additional information.

During 2019, Katapult completed an equity raising round at a value per share less than the value per share raised in prior raises. This round included additional investments from existing shareholders and investments by new investors and is considered indicative of the fair value of shares in Katapult. Accordingly, the Company recognized a $3.7 million loss on the investment to adjust it to market value. As of December 31, 2019, the Company owned approximately 43.8% of the outstanding shares of Katapult. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," for additional information on the Company's investment in Katapult.

In connection with the Company's CSO programs, the accounting for which is discussed in detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations," the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

purchase from the lender defaulted loans that it has guaranteed. Refer to Note 6, "Loans Receivable and Revenue" for additional information.

The 8.25% Senior Secured Notes fair value level was transferred from Level 3, as previously reported, to Level 2 for the years ended December 31, 2019 and 2018. Upon management's review of the inputs, the Level 2 disclosure is appropriate given the limited trading activity in this public (observable) market. The fair values of the Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlement. Refer to Note 9, "Debt" for additional information.

NOTE 13 – STOCKHOLDERS' EQUITY
In connection with the completion of its IPO in 2017, the Company entered into the Amended and Restated Investors Rights Agreement with certain of its existing stockholders, including the original founders of the Company ("Founder Holders") and Freidman Fleisher & Lowe Capital Partners II, L.P. and its affiliated funds, (collectively, the “FFL Funds”), whom the Company collectively refers to as the "principal holders." Pursuant to this Amended and Restated Investors Rights Agreement, the Company agreed to register the sale of shares of its common stock held by the principal holders under certain circumstances.

On December 6, 2017 the Company effected a 36-for-1 split of its common stock, and on December 11, 2017, the Company increased the authorized number of shares of its common stock to 250 million, consisting of 225 million shares of common stock, with a par value of $0.001 per share, and 25 million shares of preferred stock, with a par value of $0.001 per share. All share and per share data have been retroactively adjusted for all periods presented to reflect the stock split as if the stock split had occurred at the beginning of the earliest period presented.

The Company completed its IPO of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds of $81.1 million. On December 7, 2017, the Company's stock began trading on the New York Stock Exchange ("NYSE") under the symbol "CURO." On January 5, 2018, the underwriters exercised their option to purchase additional shares at the IPO price, less the underwriting discount, which provided additional proceeds of $13.1 million.

On March 7, 2018, the Company used a portion of the IPO net proceeds to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022, together with related fees, expenses, premiums and accrued interest.

In February 2017, CFTC paid the Company a $130.1 million dividend to fund the redemption of the 12.00% Senior Cash Pay Notes. The Company paid dividends to its stockholders of $28.0 million in May 2017, $8.5 million in August 2017 and $5.5 million in October 2017. In connection with the issuance of $135.0 million of additional 12.00% Senior Secured Notes on November 2, 2017, CFTC paid a cash dividend in the amount of $140.0 million to us, and the Company declared a dividend of $140.0 million, which was paid to its stockholders on November 2, 2017.

In February 2020, the Company initiated a dividend program and declared its first quarterly cash dividend of $0.055 per share ($0.22 per share annualized). See Note 24, "Subsequent Events" of the Notes to Consolidated Financial Statements for additional details.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid for:
Interest	$69,134	$84,823	$60,054
Income taxes, net of refunds	2,355	16,311	26,863
Non-cash investing activities:
Property and equipment accrued in accounts payable	631	1,718	1,631

NOTE 15 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's Chief Operating Decision Maker ("CODM") reviews financial information for operational decision-making purposes, including revenues, net revenue, gross margin, segment operating income and other items.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company has two reportable operating segments: the U.S. and Canada.
U.S. As of December 31, 2019, the Company operated a total of 214 U.S. retail locations and has an online presence in 27 states. The Company provides Single-Pay loans, Installment loans and Open-End loans, vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S.

Canada. As of December 31, 2019, the Company operated a total of 202 stores across seven Canadian provinces and territories and has an online presence in five provinces. The Company provides Single-Pay loans, Installment loans and Open-End loans, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to its customers in Canada.

Management’s evaluation of segment performance utilizes gross margin and operating profit before the allocation of interest expense and professional services. The following reporting segment results reflect this basis for evaluation and were determined in accordance with the same accounting principles used in the Consolidated Financial Statements.
The following table presents summarized financial information concerning the Company's reportable segments (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues by segment: (1)
U.S.	$913,506	$853,141	$737,729
Canada	228,291	191,932	186,408
Consolidated revenue	$1,141,797	$1,045,073	$924,137
Net revenues by segment:
U.S.	$521,401	$504,530	$470,238
Canada	151,845	118,943	141,333
Consolidated net revenue	$673,246	$623,473	$611,571
Gross margin by segment:
U.S.	$302,952	$284,828	$267,215
Canada	75,664	40,642	67,950
Consolidated gross margin	$378,616	$325,470	$335,165
Segment operating income (loss):
U.S.	$99,152	$1,117	$51,459
Canada	43,303	17,001	50,797
Consolidated operating profit	$142,455	$18,118	$102,256
Expenditures for long-lived assets by segment:
U.S.	$12,733	$11,105	$7,406
Canada	1,879	2,928	1,311
Consolidated expenditures for long-lived assets	$14,612	$14,033	$8,717
(1) For revenue by product, see Note 6, "Loans Receivable and Revenue."

The following table provides the proportion of gross loans receivable by segment (in thousands):

	December 31, 2019	December 31, 2018
U.S.	$363,453	$361,473
Canada	302,375	210,058
Total gross loans receivable	$665,828	$571,531

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	December 31, 2019	December 31, 2018
U.S.	$43,618	$47,918
Canada	27,193	28,832
Total	$70,811	$76,750

The chief operating decision maker does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
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

While the Company is vigorously contesting this lawsuit, it cannot determine the final resolution or when it might be resolved. In addition to the expenses incurred in defending this litigation and any damages that may be awarded in the event of an adverse ruling, management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcome, this litigation may have a material adverse impact on results because of defense costs, including costs related to indemnification obligations, diversion of resources and other factors. In 2019, the Company accrued $2.5 million in costs related to the litigation.

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

Other Legal Matters
The Company is a defendant in certain litigation matters encountered from time-to-time in the ordinary course of business. Certain of these matters may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding,

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the Company does not believe the result of any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 17 – LEASES

Operating leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Leases classified as finance are immaterial to the Company as of December 31, 2019. Operating leases expire at various times through 2030. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the Consolidated Balance Sheets.

Typically, a contract is or contains a lease if it conveys the right to control the use of an identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the customer has both (a) the right to obtain substantially all of the economic benefits from use of the identified asset and (b) the right to direct the use of the identified asset. If the customer has the right to control the use of an identified asset for only a portion of the term of the contract, the contract contains a lease for that portion of the term.

The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at commencement date. The rate implicit in the Company's leases typically are not readily determinable. As a result, the Company uses its estimated incremental borrowing rate, as allowed by ASC 842, in determining the present value of lease payments. The incremental borrowing rate is based on internal and external information available at the lease commencement date and is determined using a portfolio approach (i.e. using the weighted average terms of all leases in the Company's portfolio). This rate is the theoretical rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as that of the portfolio.

The Company uses quoted interest rates obtained from financial institutions as an input, adjusted for Company specific factors, to derive the incremental borrowing rate as the discount rate for the leases. As new leases are added each period, the Company evaluates whether the incremental borrowing rate has changed. If the incremental borrowing rate has changed, the Company will apply the rate to new leases if not doing so would result in a material difference to the ROU asset and lease liability presented on the balance sheet.

The majority of the leases have an original term of five years with two five-year renewal options. The consumer price index is used in determining future lease payments and for purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. Some of the leases are with related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease costs for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease costs:
Third-Party	$30,479
Related-Party	3,464
Total (1)	$33,943
(1) Includes immaterial variable lease costs.

During the year ended December 31, 2019, cash paid for amounts included in the measurement of the liabilities and the operating cash flows were $34.9 million. ROU assets obtained in exchange for lease liabilities were $15.8 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the aggregate operating lease maturities that the Company is contractually obligated to make under operating leases as of December 31, 2019 (in thousands):

	Third-Party	Related-Party	Total
2020	$30,965	$3,754	$34,719
2021	27,520	3,773	31,293
2022	24,497	3,667	28,164
2023	19,574	1,322	20,896
2024	14,657	967	15,624
Thereafter	36,170	3,536	39,706
Total	153,383	17,019	170,402
Less: Imputed interest	(41,237)	(4,167)	(45,404)
Operating lease liabilities	$112,146	$12,852	$124,998

There are no material leases subsequent to the balance sheet date.

As of December 31, 2019, the weighted average remaining lease term was 6.1 years, and the weighted average operating discount rate used to determine the operating lease liability remained 10.3%. The discount rates applied to each lease reflect the Company's estimated incremental borrowing rate. This includes an assessment of our credit position to determine the rate that the Company would have to pay to borrow, on a collateralized basis for similar terms.

In accordance with the prior guidance, ASC 840, Leases, the future minimum lease payments by fiscal year as determined prior to the adoption of ASC 842, Leases, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, were as follows (in thousands):

	Third Party	Related Party	Total
2019	$24,211	$3,330	$27,541
2020	20,547	3,285	23,832
2021	17,301	3,324	20,625
2022	14,558	3,322	17,880
2023	10,269	705	10,974
Thereafter	13,446	730	14,176
Total (1)	$100,332	$14,696	$115,028
(1) Future minimum lease payments exclude the U.K. as all U.K. subsidiaries were placed into administration effective February 25, 2019.

Rent expense on unrelated third-party leases for the years ended December 31, 2018 and 2017 was $22.4 million and $22.1 million, respectively; and for related party leases was $3.5 million and $3.3 million, respectively.

NOTE 18 – RELATED-PARTY TRANSACTIONS

The Company has historically used Ad Astra Recovery Services, Inc. (“Ad Astra”), which is owned by the Founder Holders, as its third-party collection services for U.S. operations. The Company acquired Ad Astra on January 3, 2020. See Note 24 - "Subsequent Events" for further information. Generally, once loans are between 91 and 121 days delinquent, the Company referred them to Ad Astra for collections and Ad Astra earned a commission fee equal to 30% of any amounts successfully recovered. Payments collected by Ad Astra on the Company's behalf and commissions payable to Ad Astra were net settled on a one-month lag. The net amount receivable from Ad Astra at December 31, 2019, 2018 and 2017 was $1.4 million, $1.1 million and $0.7 million, respectively. These amounts are included in “Prepaid expenses and other” in the Consolidated Balance Sheets. The commission expense paid to Ad Astra for the years ended December 31, 2019, 2018 and 2017 was $15.5 million, $13.8 million and $12.4 million, respectively, and is included in “Other costs of providing services” in the Consolidated Statements of Operations.

The Company has entered into several operating lease agreements for its corporate office, collection office and stores in which the Company operates, with several real estate entities that are related through common ownership. These operating leases are discussed in Note 17 - "Leases."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 19 – BENEFIT PLANS

In conjunction with its IPO, the Company approved the 2017 Employee Stock Purchase Plan ("ESPP") that provides certain of its employees the opportunity to purchase shares of its common stock through separate offerings that may vary in terms. The Company has provided for the issuance of up to 2,500,000 shares to be utilized in the ESPP. Although approved, the Company has not authorized employees to purchase shares under the ESPP.

In 2015, the Company instituted a nonqualified deferred compensation plan that provides certain of its employees with the opportunity to elect to defer base salary and performance-based compensation, which, upon such election, will be credited to the participant’s deferred compensation account. Participant contributions are fully vested at all times. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, determined annually by us. The Company's contributions vest over three years. Each vested deferred compensation account will be paid out in a lump sum either upon a participant’s separation from service or a future date chosen by the participant at the time of enrollment. The amount deferred under this plan totaled $4.7 million, $3.6 million and $3.3 million as of December 31, 2019, 2018 and 2017, respectively, and was recorded in "Other long-term liabilities" on the Consolidated Statement of Operations.

In 2013, the Company instituted a Registered Retirement Savings Plan (“RRSP”) which covers all Canadian employees. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the RRSP. Employee contributions vest immediately. Employer contributions vest 50% after one year and 100% after two years. The Company's contributions to the RRSP were $0.3 million, $0.2 million and $0.2 million as of December 31, 2019, 2018 and 2017, respectively.

In 2010, the Company instituted a 401(k) retirement savings plan which covers all U.S. employees. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Employee contributions vest immediately. Employer contributions vest one-third for each of the first three years of employment until fully vested after three years of employment. The Company's contributions to the plan were $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. These policies are recorded at their cash surrender value and are included in other assets. Income generated from policies is recorded in "Corporate, district and other expenses" on the Consolidated Statement of Operations.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 20 – EARNINGS PER SHARE

The following presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017(1)
Net income from continuing operations	$103,898	$16,459	$60,609
Income (loss) from discontinued operations, net of tax	7,590	(38,512)	(11,456)
Net income (loss)	$111,488	$(22,053)	$49,153

Weighted average common shares - basic	44,685	45,815	38,351
Dilutive effect of stock options and restricted stock units	1,289	2,150	926
Weighted average common shares - diluted	45,974	47,965	39,277

Basic earnings (loss) per share:
Continuing operations	$2.33	$0.36	$1.58
Discontinued operations	0.17	(0.84)	(0.30)
Basic earnings (loss) per share	$2.50	$(0.48)	$1.28

Diluted earnings (loss) per share:
Continuing operations	$2.26	$0.34	$1.54
Discontinued operations	0.17	(0.80)	(0.29)
Diluted earnings (loss) per share	$2.43	$(0.46)	$1.25
(1) The per share information has been adjusted to give effect to the 36-to-1 stock split of the Company's common stock which was effective December 6, 2017.

Potential common shares that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the year ended December 31, 2019, there were 0.4 million of potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive. There was no effect for the years ended December 31, 2018 and 2017.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$277,939	$264,300	$297,264	$302,294
Provision for losses	102,385	112,010	123,867	130,289
Net revenue	$175,554	$152,290	$173,397	$172,005
Total cost of providing services	$70,057	$71,109	$76,758	$76,706
Gross margin	$105,497	$81,181	$96,639	$95,299
Net income from continuing operations	28,673	17,667	27,987	29,571
Net income (loss) from discontinued operations, net of tax	$8,375	$(834)	$(598)	$647
Net income	$37,048	$16,833	$27,389	$30,218
Basic income (loss) per share:
Continuing operations	$0.62	$0.38	$0.63	$0.71
Discontinued operations	0.18	(0.02)	(0.01)	0.02
Basic income per share	$0.80	$0.36	$0.62	$0.73
Diluted income (loss) per share:
Continuing operations	$0.61	$0.38	$0.61	$0.68
Discontinued operations	0.18	(0.02)	(0.01)	0.01
Diluted income per share	$0.79	$0.36	$0.60	$0.69
Basic weighted average shares outstanding	46,424	46,451	44,422	41,500
Diluted weighted average shares outstanding	47,319	47,107	46,010	43,243

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$250,843	$237,169	$269,482	$287,579
Provision for losses	76,883	86,347	127,692	130,678
Net revenue	$173,960	$150,822	$141,790	$156,901
Total cost of providing services	$68,114	$73,474	$81,196	$75,219
Gross margin	$105,846	$77,348	$60,594	$81,682
Net income (loss) from continuing operations	24,913	18,718	(42,590)	15,418
Net loss from discontinued operations, net of tax	$(1,621)	$(2,743)	$(4,432)	$(29,716)
Net income (loss)	$23,292	$15,975	$(47,022)	$(14,298)
Basic income (loss) per share:
Continuing operations	$0.55	$0.41	$(0.93)	$0.33
Discontinued operations	(0.04)	(0.06)	(0.10)	(0.64)
Basic income (loss) per share	$0.51	$0.35	$(1.03)	$(0.31)
Diluted income (loss) per share:
Continuing operations	$0.53	$0.39	$(0.93)	$0.32
Discontinued operations	(0.03)	(0.06)	(0.10)	(0.62)
Diluted income (loss) per share	$0.50	$0.33	$(1.03)	$(0.30)
Basic weighted average shares outstanding	45,506	45,650	45,853	46,158
Diluted weighted average shares outstanding	47,416	47,996	45,853	47,773

The Company's operations are subject to seasonal fluctuations. Typically, the Company's cost of revenue, which represents loan loss provision, is lowest as a percentage of revenue in the first quarter of each year.

NOTE 22 – DISCONTINUED OPERATIONS

On February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the Boards of Directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place their management, affairs, business and property of the U.K. Subsidiaries under the direct control of the Administrators. Accordingly, the Company deconsolidated the U.K. Subsidiaries, which comprised the U.K. reportable operating segment, as of February 25, 2019. The Company reported the historical results of operations and financial position of the U.K. reportable operating segment as discontinued operations in the Consolidated Financial Statements for all periods presented.

The following table presents the results from the discontinued operations of the U.K. Subsidiaries included in the Consolidated Statement of Operations (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenue	$6,957	$49,238	$39,496
Provision for losses	1,703	21,632	13,660
Net revenue	5,254	27,606	25,836

Cost of providing services
Advertising	775	8,970	5,495
Non-advertising costs of providing services	307	3,209	6,269
Total cost of providing services	1,082	12,179	11,764
Gross margin	4,172	15,427	14,072
Operating expense (income)
Corporate, district and other	3,810	31,639	17,218
Interest income	(4)	(26)	(12)
Restructuring costs	—	—	7,393
Goodwill impairment	—	22,496	—
Loss on disposition	39,414	—	—
Total operating expense	43,220	54,109	24,599
Loss from operations of discontinued operations before income taxes	(39,048)	(38,682)	(10,527)
(Benefit) / provision for income tax	(46,638)	(170)	929
Income (loss) from discontinued operations	$7,590	$(38,512)	$(11,456)

The effective tax rate for the year ending December 31, 2019 was 119.4%, and primarily relates to the worthlessness of the U.K. stock resulting in a U.S. tax benefit.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the aggregate carrying amounts of the assets and liabilities of the discontinued operations of the U.K. Subsidiaries (in thousands):

	December 31, 2019	December 31, 2018
ASSETS
Cash	$—	$9,859
Restricted cash	—	3,384
Gross loans receivable	—	25,256
Less: allowance for loan losses	—	(5,387)
Loans receivable, net	—	19,869
Prepaid expenses and other	—	1,482
Other	—	267
Total assets classified as discontinued operations in the Consolidated Balance Sheets	$—	$34,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$—	$8,136
Deferred revenue	—	180
Accrued interest	—	(5)
Deferred rent	—	149
Other long-term liabilities	—	422
Total liabilities classified as discontinued operations in the Consolidated Balance Sheets	$—	$8,882

The following table presents cash flows of the discontinued operations of the U.K. Subsidiaries (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash (used in) provided by discontinued operating activities	$(504)	$10,808	$9,666
Net cash used in discontinued investing activities	(14,213)	(27,891)	(15,761)
Net cash used in discontinued financing activities	—	—	—

NOTE 23 – SHARE REPURCHASE PROGRAM

In April 2019, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. As discussed below, the repurchase program, which commenced in June 2019, was completed in February 2020. Purchases under the program were required to be made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

The table below summarizes share repurchase activity during the year ended December 31, 2019 (in thousands, except for per share amounts and number of share amounts):

Year Ended December 31, 2019
Total number of shares repurchased	3,614,541
Average price paid per share	$12.52
Total value of shares repurchased	$45,241

Total authorized repurchase amount for the period presented	$50,000
Total value of shares repurchased	45,241
Total remaining authorized repurchase amount	$4,759

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As previously mentioned, the Company completed the $50.0 million share repurchase program in February 2020. Also in February 2020, the Company's Board of Directors authorized an additional share repurchase program providing for the repurchase of up to $25.0 million of its common stock. See Note 24, "Subsequent Events" for additional details.

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

NOTE 24 - SUBSEQUENT EVENTS
Acquisition

In December 2019, the Company entered into a Stock Purchase Agreement to acquire Ad Astra (the "Acquisition") for a base purchase price of $15.8 million. Ad Astra, a related party, discussed further in Note 18 - "Related Party Transactions", provides account servicing and recovery and served as the Company's exclusive third-party servicer prior to the acquisition. The transaction was subject to customary adjustments for net-working capital, cash and debt, and closed on January 3, 2020 for total cash of $17.8 million. Ad Astra will be consolidated and included in the Condensed Consolidated Financial Statements beginning in the first quarter of 2020. The Acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the Acquisition, the Company is currently in process of completing the initial purchase accounting and has not made all of the remaining disclosures required by ASC 805 Business Combinations, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings upon the completion of the initial purchase accounting.

Share Repurchase Programs

The Company completed the $50.0 million share repurchase program announced in April 2019 by repurchasing 455,255 remaining shares between January 1, 2020 through February 5, 2020, as disclosed below (in thousands, except per share and number of share amounts):

January 1 - February 5
2020
Total number of shares repurchased	455,255
Average price paid per share	$10.45
Total value of shares repurchased	$4,759

On February 5, 2020, the Company's Board of Directors announced the authorization of a new share repurchase program for up to $25.0 million of its common stock. The share repurchase program will continue until completed or terminated. Under the program, shares may be repurchased in the open market or in privately negotiated transactions at times and amounts considered appropriate by CURO. The Company repurchased 51,302 shares between February 24, 2020 through March 6, 2020 (in thousands, except per share amounts and number of share amounts):

February 24 - March 6
2020
Total number of shares repurchased	51,302
Average price paid per share	$9.75
Total value of shares repurchased	$500

Dividend

On February 5, 2020, the Company's Board of Directors announced the initiation of a dividend program and declared its first quarterly cash dividend of $0.055 per share ($0.22 per share annualized). The dividend was paid on March 2, 2020 to stockholders of record as of the close of business on February 18, 2020.

New Credit Facility

On February 4, 2020, the Company executed a non-binding letter of intent for an additional $200.0 million Non-Recourse Revolving Credit Facility to fund growing U.S. portfolios. The facility would have a 90% advance rate with a 5.75% LIBOR spread.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2019 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the last day of the period covered by this Form 10-K.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of the Effectiveness of Internal Control

Our internal control over financial reporting (“ICFR”) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("US GAAP"). Our ICFR includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

Prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, our management assessed the effectiveness of our ICFR as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal

Control-Integrated Framework (“2013 Framework”). Based on our Evaluation under the 2013 Framework, our management concluded that our ICFR was effective as of December 31, 2019. Deloitte & Touche LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our ICFR.

Changes in Internal Control over Financial Reporting

As of December 31, 2018, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our ICFR based on the 2013 Framework and concluded that internal controls over financial reporting were ineffective due to a material weakness. Control deficiencies existed as of December 31, 2018 related to the improper or incomplete application of technical US GAAP standards and related interpretations to complex or non-routine matters. These control deficiencies created a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis.

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, implemented a comprehensive plan that remediated the material weakness. The plan included (i) implementation of an annual control requiring review of the Allowance for Loan Loss model by an independent third party; (ii) implementation of a quarterly control to ensure any changes to inputs utilized in the estimation of the allowance for loan losses are reviewed and approved by our executive management team; (iii) continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and review by management; and (iv) development and implementation of technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics.

Other than the remediation of the previously disclosed material weakness as described above, there have been no significant changes in our ICFR that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected or are reasonably likely to materially affect our ICFR.

ITEM 9B.     OTHER INFORMATION

None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Corporate Governance," "Certain Relationships and Related Transactions" and "Delinquent Section 16(a) Reports" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated by reference to the sections entitled "Non-Employee Director Compensation" and "Executive Compensation" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2020. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is incorporated by reference to the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees" and "—Approval of Audit and Permissible Non-Audit Services" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 14 2020. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as part of this report

(1)	Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II, Item 8. "Financial Statements and Supplementary Data" of this Report.

The consolidated financial statements consist of the following:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

ITEM 16.     FORM 10-K SUMMARY

None.

CURO Group Holdings Corp.
Form 10-K Annual Report
for the Period Ended
December 31, 2019
Exhibit Index

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	12/11/17
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investors Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature pages thereto)	S-1	4.3	10/24/17
4.4	Description of the Company's Securities	Filed herewith
10.1	Credit Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd., as Lender, Waterfall Asset Management, LLC, as Administrative Agent, and the other Lenders party thereto.	8-K	10.1	8/6/18
10.2	Guaranty, dated as of August 2, 2018, among CURO Group Holdings Corp., LendDirect Corp., Cash Money Cheque Cashing Inc., CURO Canada Receivables Limited Partnership, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd. and Waterfall Asset Management, LLC.	8-K	10.2	8/6/18
10.3	Sale and Servicing Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., Cash Money Cheque Cashing Inc. and LendDirect Corp.	8-K	10.3	8/6/18
10.4	General Security Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc. and Waterfall Asset Management, LLC.	8-K	10.4	8/6/18
10.5	Indenture, dated August 27, 2018, by and between CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent	8-K	4.1	8/6/18
10.6	Revolving Loan Agreement, dated September 1, 2017, by and among CURO Intermediate Holdings Corp., CURO Financial Technologies Corp., and certain of its subsidiaries, the lenders party thereto and Bay Coast Bank, as administrative agent, collateral agent and issuing bank	S-1	10.53	10/24/17
10.7	First Amendment to Revolving Loan Agreement	10-Q	10.69	5/3/18
10.8	Second Amendment to Revolving Loan Agreement, dated as of August 27, 2018, by and among Curo Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party thereto, the lenders party thereto and Bay Coast Bank, as administrative agent	8-K	10.4	8/27/18
10.9	Amendment to Revolving Loan Agreement, dated as of November 9, 2018, among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the Guarantors party to the Loan Agreement, each Lender party to the Loan Agreement and Bay Coast Bank, as administrative agent	8-K	10.1	11/13/18
10.10	Pledge Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.1	8/27/18

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.11	Security Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.2	8/27/18
10.12	Intercreditor Agreement, dated as of August 27, 2018, by and among TMI Trust Company, as collateral agent under the Indenture, and the agent for the lenders under the Senior Secured Revolving Loan Facility	8-K	10.3	8/27/18
10.13	Commercial Lease Agreement, dated December 22, 2007, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.17	10/24/17
10.14	Second Amendment to Lease, dated November 20, 2017, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	Filed herewith
10.15	Sublease Agreement, dated November 16, 2010, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.19	10/24/17
10.16	Letter Agreement, dated June 15, 2015, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.20	10/24/17
10.17	Commercial Lease Agreement, dated January 1, 2008, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC	S-1	10.21	10/24/17
10.18	Fourth Amendment to Lease, dated November 20, 2017, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Management, LLC)	Filed herewith
10.19	Commercial Lease Agreement, dated January 28, 2017, between CURO Management, LLC and Douglas R. Rippel	Filed herewith
10.20	Lease Agreement, dated July 31, 2012, by and between MCIB Partners and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.25	10/24/17
10.21	First Amendment to Lease, dated September 8, 2017, by and between MCIB Partners and CURO Management, LLC (f/k/a Tiger Financial Management, LLC)	Filed herewith
10.22	Commercial Lease Agreement, dated March 29, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC	S-1	10.26	10/24/17
10.23	Special Limited Agency Agreement, dated as of August 22, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), SCIL TEXAS, LLC, a Nevada limited liability company, and The Money Store, L.P., a Texas limited partnership	S-1	10.54	10/24/17
10.24	Special Limited Agency Agreement, dated as of October 6, 2017, by and between IVY FUNDING EIGHT, LLC, a Texas limited liability company, and SCIL TEXAS, LLC, a Nevada limited liability company	S-1	10.55	10/24/17
10.25	Amended and Restated Special Limited Agency Agreement, dated as of September 27, 2017, by and between INTEGRITY TEXAS FUNDING, LP, a Texas limited partnership, and SCIL TEXAS, LLC, a Nevada limited liability company	S-1	10.56	10/24/17
10.26	Special Limited Agency Agreement, dated as of November 13, 2017, by and between TXCSO, Inc., a Texas corporation (d/b/a Barr Funding Company), and Avio Credit, Inc., a Delaware corporation	S-1	10.62	11/28/17
10.27	Credit Services Agreement, dated November 3, 2015, by and between NCP Finance Ohio, LLC and SCIL, Inc.	S-1	10.28	10/24/17

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.28	Stock Purchase Agreement, by and among CURO Intermediate Holdings, Corp., Doug Rippel, Chad Faulkner and Mike McKnight, and Ad Astra Recovery Services, Inc., dated December 11, 2019	Filed herewith
10.29	Form of Director and Officer Indemnification Agreement +	S-1	10.31	11/1/17
10.30	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Nonqualified Deferred Compensation Plan, dated June 1, 2015 +	S-1	10.7	10/24/17
10.31	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan +	S-1	10.57	10/24/17
10.32	CURO Group Holdings Corp. Employee Stock Purchase Plan +	S-1	10.6	11/28/17
10.33	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) 2010 Equity Incentive Plan and form of Stock Option Agreement +	S-1	10.4	11/1/17
10.34	CURO Group Holdings Corp. 2017 Incentive Plan +	S-1	10.5	11/28/17
10.35	Form of Notice and Award Agreement - 2020 STIP	8-K	10.1	2/5/20
10.36	Restricted Stock Unit Grant Notice - 2020 LTIP (time-based and performance-based vesting)	8-K	10.2	2/5/20
10.37	Restricted Stock Unit Grant Notice - 2020 LTIP (time-based vesting) (US)	8-K	10.3	2/5/20
10.38	Restricted Stock Unit Grant Notice - 2020 LTIP (time-based vesting) (non-US)	8-K	10.4	2/5/20
10.39	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Donald F. Gayhardt, CURO Group Holdings, Corp. and CURO Management LLC+	10-Q	10.1	11/4/19
10.40	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Roger Dean, CURO Group Holdings, Corp. and CURO Management LLC+	10-Q	10.2	11/4/19
10.41	Employment and Non-Competition Agreement, dated October 24, 2019, by and between William Baker, CURO Group Holdings Corp. and CURO Management LLC+	10-Q	10.3	11/4/19
10.42	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Terry Pittman, CURO Group Holdings Corp. and CURO Management LLC+	10-Q	10.4	11/4/19
10.43	Employment and Non-Competition Agreement, dated October 24, 2019, by and between E.M. (Vin) Thomas IV, CURO Group Holdings Corp. and CURO Management+	10-Q	10.5	11/4/19
16.1	Letter from Grant Thornton, LLP to the SEC, dated August 6, 2019	8-K	16.1	8/6/19
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Filed herewith

+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2020            CURO Group Holdings Corp.

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
March 9, 2020

/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 9, 2020

/s/ David Strano
David Strano
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
March 9, 2020

*
Doug Rippel
Executive Chairman of Board of Directors
March 9, 2020

*
Chad Faulkner
Director
March 9, 2020

*
Andrew Frawley
Director
March 9, 2020

*
David M. Kirchheimer
Director
March 9, 2020

*
Chris Masto
Director
March 9, 2020

*
Mike McKnight
Director
March 9, 2020

*
Gillian Van Schaick
Director
March 9, 2020

*
Elizabeth Webster
Director
March 9, 2020

*
Dale E. Williams
Director
March 9, 2020

*
Karen Winterhof
Director
March 9, 2020

* /s/ Roger Dean
Roger Dean
Attorney-in-Fact
March 9, 2020