Form 10-K/A
period 2019-12-31
CURO Group Holdings Corp.
filed 2020-03-12
CIK 1711291

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of CURO Group Holdings Corp. is being filed for the sole purpose of correcting an error in which Exhibit 101 containing the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part II, Item 8 of the 2019 Annual Report was inadvertently omitted from the EDGAR filing of the 2019 Annual Report, as originally filed on March 9, 2020. This Amendment No. 1 contains currently dated Section 302 certifications as Exhibits 31.1 and 31.2. CURO Group Holdings Corp. has not modified or updated the disclosures presented in the 2019 Annual Report as previously filed. This Amendment No. 1 does not reflect events occurring after the filing of the original 2019 Annual Report nor does it modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Annual Report and the registrant’s other filings with the SEC.

EXHIBIT INDEX

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Changes in Equity at December 31, 2019, December 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020            CURO Group Holdings Corp.

By:    /s/ Don Gayhardt___________________________
Don Gayhardt
President and Chief Executive Officer

4