Form 10-Q
period 2020-03-31
CURO Group Holdings Corp.
filed 2020-05-04
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At May 1, 2020 there were 40,789,687 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
FIRST QUARTER ENDED MARCH 31, 2020

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
Ad Astra	Ad Astra Recovery Services, Inc., our former provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details.
ALL	Allowance for loan losses
Allowance Build	Incremental COVID-related provision expense as a result of additions to the Allowance for Loan Losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Cash Money	Cash Money Cheque Cashing Inc., a Canadian subsidiary
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CECL	Current expected credit loss
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The unaudited condensed consolidated financial statements presented in this Form 10-Q
COVID-19	An infectious disease caused by the 2019 novel coronavirus disease
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFL	Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds, a related party to the Company
Form 10-Q	Quarterly Report on Form 10-Q
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not include in the Condensed Consolidated Financial Statements
Katapult	Cognical Holdings, Inc. (formerly known as Zibby), a private lease-to-own platform for online, brick and mortar and omni-channel retailers
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse U.S. SPV Facility	A four year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
ROU	Right of use

Term or abbreviation	Definition
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility
SRC	Smaller Reporting Company
Stride Bank
In 2019, we partnered with Stride Bank, N.A. to launch a bank-sponsored Unsecured Installment loan originated by Stride Bank. We market and service loans on behalf of Stride Bank and the bank licenses our proprietary credit decisioning for Stride Bank's scoring and approval.

U.S.	United States of America
US GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiary

PART I.     FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Cash	$138,714	$75,242
Restricted cash (includes restricted cash of consolidated VIEs of $22,317 and $17,427 as of March 31, 2020 and December 31, 2019, respectively)	41,527	34,779
Gross loans receivable (includes loans of consolidated VIEs of $231,258 and $244,492 as of March 31, 2020 and December 31, 2019, respectively)	564,437	665,828
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $27,421 and $24,425 as of March 31, 2020 and December 31, 2019, respectively)	(99,842)	(106,835)
Loans receivable, net	464,595	558,993
Income taxes receivable	24,435	11,426
Prepaid expenses and other	34,120	35,890
Property and equipment, net	66,787	70,811
Right of use asset - operating leases	114,272	117,453
Deferred tax assets	—	5,055
Goodwill	132,825	120,609
Other intangibles, net	33,944	33,927
Other assets	15,547	17,710
Total Assets	$1,066,766	$1,081,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $13,267 and $13,462 as of March 31, 2020 and December 31, 2019, respectively)	$53,603	$60,083
Deferred revenue	6,655	10,170
Lease liability - operating leases	121,715	124,999
Accrued interest (includes accrued interest of consolidated VIEs of $627 and $871 as of March 31, 2020 and December 31, 2019, respectively)	5,392	19,847
Liability for losses on CSO lender-owned consumer loans	9,189	10,623
Debt (includes debt and issuance costs of consolidated VIEs of $87,365 and $2,491 as of March 31, 2020 and $115,243 and $3,022 as of December 31, 2019, respectively)	788,451	790,544
Other long-term liabilities	9,095	10,664
Deferred tax liabilities	13,095	4,452
Total Liabilities	1,007,195	1,031,382
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 46,934,750 and 46,770,765 shares issued; and 40,779,447 and 41,156,224 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 6,155,303 and 5,614,541 shares as of the respective period ends	(77,852)	(72,343)
Paid-in capital	70,798	68,087
Retained earnings	127,472	93,423
Accumulated other comprehensive loss	(60,856)	(38,663)
Total Stockholders' Equity	59,571	50,513
Total Liabilities and Stockholders' Equity	$1,066,766	$1,081,895

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$280,806	$277,939
Provision for losses	113,536	102,385
Net revenue	167,270	175,554

Cost of providing services
Salaries and benefits	26,007	28,701
Occupancy	14,016	14,237
Office	5,674	5,113
Other costs of providing services	9,655	14,220
Advertising	12,219	7,786
Total cost of providing services	67,571	70,057
Gross margin	99,699	105,497

Operating expense
Corporate, district and other expenses	42,807	49,088
Interest expense	17,324	17,690
Loss from equity method investment	1,618	—
Total operating expense	61,749	66,778
Income from continuing operations before income taxes	37,950	38,719
Provision for income taxes	1,937	10,046
Net income from continuing operations	36,013	28,673
Net income (loss) from discontinued operations, before income tax	390	(39,048)
Income tax expense (benefit) related to disposition	98	(47,423)
Net income from discontinued operations	292	8,375
Net income	$36,305	$37,048

Basic earnings per share:
Continuing operations	$0.88	$0.62
Discontinued operations	0.01	0.18
Basic earnings per share	$0.89	$0.80

Diluted earnings per share:
Continuing operations	$0.86	$0.61
Discontinued operations	0.01	0.18
Diluted earnings per share	$0.87	$0.79

Weighted average common shares outstanding:
Basic	40,817	46,424
Diluted	41,892	47,319

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$36,305	$37,048
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of $0 tax in both periods	(22,193)	16,695
Other comprehensive (loss) income	(22,193)	16,695
Comprehensive income	$14,112	$53,743

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income from continuing operations	$36,013	$28,673
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	4,537	4,920
Provision for loan losses	113,536	102,385
Amortization of debt issuance costs and bond discount	688	872
Deferred income tax (benefit) expense	14,093	(10,343)
Loss on disposal of property and equipment	44	991
Loss from equity method investment	1,618	—
Share-based compensation	3,194	2,172
Changes in operating assets and liabilities:
Accrued interest on loans receivable	16,671	1,937
Prepaid expenses and other assets	982	9,938
Other assets	332	(6,374)
Accounts payable and accrued liabilities	(7,492)	2,326
Deferred revenue	(3,276)	(1,709)
Income taxes payable	—	29,562
Income taxes receivable	(13,134)	(9,890)
Accrued interest	(14,389)	(15,329)
Other liabilities	(1,548)	868
Net cash provided by continuing operating activities	151,869	140,999
Net cash provided by (used in) discontinued operating activities	390	(504)
Net cash provided by operating activities	152,259	140,495
Cash flows from investing activities
Purchase of property, equipment and software	(3,658)	(3,119)
Loans receivable originated or acquired	(439,244)	(420,568)
Loans receivable repaid	378,843	355,621
Investments in Katapult	—	(1,568)
Acquisition of Ad Astra, net of acquiree's cash received	(14,418)	—
Net cash used in continuing investing activities	(78,477)	(69,634)
Net cash used in discontinued investing activities	—	(14,213)
Net cash used in investing activities	(78,477)	(83,847)
Cash flows from financing activities
Proceeds from Non-Recourse Canada SPV facility	23,560	3,762
Payments on Non-Recourse Canada SPV facility	(42,497)	(24,831)
Debt issuance costs paid	(150)	(199)
Proceeds from credit facilities	69,938	30,478
Payments on credit facilities	(44,938)	(50,478)
Proceeds from exercise of stock options	126	40
Payments to net share settle restricted stock units vesting	(609)	(37)
Repurchase of common stock	(5,908)	—
Dividends paid to stockholders	(2,247)	—
Net cash used in financing activities (1)	(2,725)	(41,265)
Effect of exchange rate changes on cash and restricted cash	(837)	1,938
Net increase in cash and restricted cash	70,220	17,321
Cash and restricted cash at beginning of period	110,021	99,857
Cash and restricted cash at end of period	180,241	117,178
(1) Financing activities were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals above:

	March 31,
	2020	2019
Cash	$138,714	$82,859
Restricted cash (includes restricted cash of consolidated VIEs of $22,317 and $15,460 as of March 31, 2020 and March 31, 2019, respectively)	41,527	34,319
Total cash and restricted cash used in the Statements of Cash Flows	180,241	117,178

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations and Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its wholly-owned subsidiaries as a consolidated entity, except where otherwise stated.

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of underbanked consumers in the U.S., Canada and, through February 25, 2019, the U.K.

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with US GAAP, and with the accounting policies described in its 2019 Form 10-K filed with the SEC on March 9, 2020. Interim results of operations are not necessarily indicative of the results that might be expected for future interim periods or for the year ending December 31, 2020.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC as defined by the SEC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2019, and it will reevaluate as of June 30, 2020.

The Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments (consisting only of adjustments of a normal and recurring nature) which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.

COVID-19

A novel strain of coronavirus, COVID-19, surfaced in late 2019 and has subsequently spread worldwide, including to the U.S. and Canada. On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Macroeconomic conditions, in general, and the Company's operations have been significantly affected by the COVID-19 pandemic and there are no reliable estimates of how long the pandemic will last or the scope or magnitude of its near-term or long-term impact. In response, various governmental bodies have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. However, CURO's operations have been designated as essential financial services by federal guidelines and local regulations. As a provider of an essential service, the Company remains focused on protecting the health and wellbeing of its employees, customers and the communities in which it operates while assuring the continuity of its business operations. While CURO continues serving its customers through both store and online channels, store hours are reduced, enhanced cleaning protocols for all facilities are in place, and social distancing guidelines are in effect to aid in combating the spread of the pandemic.

On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company expects to delay payment of employer payroll taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

Refer to Note 7, "Income Taxes" for the CARES Act impact to the Company's provision for income taxes.

In light of COVID-19, the Company also considered implications of the pandemic on its estimates and assumptions as of March 31, 2020. After review of the information available regarding conditions as of March 31, 2020, the Company increased its allowance for loan losses, as disclosed in Note 3, "Loans and Receivable and Revenue." The increase in volatility of foreign currency exchange rates between the U.S. dollar and Canadian dollar, as a result of COVID-19 and other factors such as oil price volatility, had a material impact on the Company's Condensed Consolidated Balance Sheet. Gross loans receivable in Canada decreased $26.5 million, or 8.7%, as a result of fluctuations in the foreign currency exchange rate from December 31, 2019 to March 31, 2020 between the U.S dollar and Canadian dollar.

The effect of the COVID-19 pandemic will not be fully reflected in the Company's results of operations and overall financial performance until future periods. The extent of the impact of COVID-19 on the Company's business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Ad Astra Acquisition
On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for total consideration of $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the Condensed Consolidated Financial Statements. Prior to the acquisition, all costs related to Ad Astra were included in "Other costs of providing services." Following the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. See Note 17, "Acquisition" for further information.
U.K. Segment Placed into Administration

On February 25, 2019, the Company placed its U.K. segment into administration, which resulted in the treatment of the U.K. segment as discontinued operations for all periods presented. Throughout this Form 10-Q, current and prior period financial information is presented on a continuing operations basis, excluding the results and positions of the U.K. segment. See Note 15, "Discontinued Operations" for additional information.

Equity Investment in Unconsolidated Entity

The Company holds an equity investment in Katapult, a private lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides customers with payment options in store or via the Katapult link on a retailer's website. As of March 31, 2020, the Company owned 42.5% of Katapult. The Company records the equity method investment in "Other assets" on the Condensed Consolidated Balance Sheets. See Note 8, "Fair Value Measurements" for additional detail on Katapult's fair value considerations.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions, such as those posed by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Some of the significant estimates that the Company made in the accompanying Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

Goodwill

The annual impairment review for goodwill, done on October 1, consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

During the fourth quarter of 2019, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. Due to COVID-19, the Company determined that a goodwill impairment evaluation triggering event occurred during the three months ended March 31, 2020. After performing an interim review of impairment as of March 31, 2020, both reporting units continue to have estimated fair values greater than their respective carrying values.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refer to Note 16, "Goodwill" for further information.

Recently Adopted Accounting Pronouncements

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (i) that are reasonably certain to be exercised by the customer or (ii) for which exercise of the renewal option is controlled by the cloud service provider. The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The Company adopted ASU 2018-13 as of January 1, 2020, which did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and 11 in November 2019, and ASU 2020-02 in February 2020. The standard, as amended, changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a SRC, for which the Company qualifies. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. As issued, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016 13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses with a resulting negative adjustment to retained earnings on the date of adoption. The Company does not expect to adopt ASU 2016-13 until at least January 1, 2021 as permitted under ASU 2019-10. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its Consolidated Financial Statements.

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2020-01 will have on its Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact the adoption of ASU 2020-04 will have on its Consolidated Financial Statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

In August 2018, the Company closed the Non-Recourse Canada SPV facility, whereby certain loan receivables were sold to the wholly-owned VIE to collateralize debt incurred under the facility. See Note 5, "Debt" for additional details on the Non-Recourse Canada SPV facility.

The Company has determined that it is the primary beneficiary of the VIE and is required to consolidate the entity. The Company includes the assets and liabilities related to the VIE in the unaudited Condensed Consolidated Balance Sheets. As required, CURO parenthetically discloses on the unaudited Condensed Consolidated Balance Sheets the VIE's assets that can only be used to settle the VIE's obligations and liabilities if the VIE's creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets
Restricted cash	$22,317	$17,427
Loans receivable less allowance for loan losses	203,837	220,067
Total Assets	$226,154	$237,494
Liabilities
Accounts payable and accrued liabilities	$13,267	$13,462
Deferred revenue	39	46
Accrued interest	627	871
Intercompany payable	80,240	69,639
Debt	84,874	112,221
Total Liabilities	$179,047	$196,239

On April 8, 2020, the Company entered into the Non-Recourse U.S. SPV Facility to provide financing for U.S. Unsecured Installment and Open-End receivables, including those generated under its technology, marketing and servicing relationship with Stride Bank. Refer to Note 19, "Subsequent Events" for additional details.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The COVID-19 pandemic has impacted customers, which has resulted in past-due gross loans receivable and gross combined loans receivables guaranteed by the Company, as a percentage of total gross combined loans receivable, to increase as of March 31, 2020 compared to December 31, 2019. Additionally, it has created uncertainty regarding the performance of net-charge offs

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

over the loss-development period. The Company has maintained its historical allowance approach, but has adjusted future loss estimates for an increase in past-due gross loans receivable due to adverse market conditions at March 31, 2020 caused by COVID-19. The estimates and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and which are indicative of conditions occurring as of March 31, 2020. As a result of future loss estimates due to uncertainty caused by COVID-19, and the related impact to past due loans receivable as of March 31, 2020, CURO has determined an additional $12.0 million allowance for loan loss was required.

The following table summarizes revenue by product (in thousands):

	Three Months Ended March 31,
	2020	2019
Unsecured Installment	$122,409	$135,778
Secured Installment	26,286	27,477
Open-End	70,982	52,869
Single-Pay	45,157	46,761
Ancillary	15,972	15,054
Total revenue(1)	$280,806	$277,939
(1) Includes revenue from CSO programs of $68.1 million and $71.7 million for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	March 31, 2020
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$54,728	$88,152	$57,284	$264,019	$464,183
Delinquent loans receivable	—	34,966	15,301	49,987	100,254
Total loans receivable	54,728	123,118	72,585	314,006	564,437
Less: allowance for losses	(4,693)	(28,965)	(9,726)	(56,458)	(99,842)
Loans receivable, net	$50,035	$94,153	$62,859	$257,548	$464,595
(1) Of the $54.7 million of Single-Pay receivables, $16.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	March 31, 2020
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$12,511	$7,168	$21,381	$41,060
31-60 days past due	9,566	3,991	12,390	25,947
61 + days past due	12,889	4,142	16,216	33,247
Total delinquent loans receivable	$34,966	$15,301	$49,987	$100,254

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2019
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$81,447	$117,682	$70,565	$285,452	$555,146
Delinquent loans receivable	—	43,100	17,510	50,072	110,682
Total loans receivable	81,447	160,782	88,075	335,524	665,828
Less: allowance for losses	(5,869)	(35,587)	(10,305)	(55,074)	(106,835)
Loans receivable, net	$75,578	$125,195	$77,770	$280,450	$558,993
(1) Of the $81.4 million of Single-Pay receivables, $22.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2019
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$15,369	$8,039	$21,823	$45,231
31-60 days past due	12,403	4,885	13,191	30,479
61 + days past due	15,328	4,586	15,058	34,972
Total delinquent loans receivable	$43,100	$17,510	$50,072	$110,682

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	March 31, 2020
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$44,865	$1,509	$46,374
Delinquent loans receivable guaranteed by the Company	9,232	311	9,543
Total loans receivable guaranteed by the Company	54,097	1,820	55,917
Less: Liability for losses on CSO lender-owned consumer loans	(9,142)	(47)	(9,189)
Loans receivable guaranteed by the Company, net	$44,955	$1,773	$46,728

	March 31, 2020
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$7,589	$255	$7,844
31-60 days past due	939	32	971
61+ days past due	704	24	728
Total delinquent loans receivable	$9,232	$311	$9,543

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$61,840	$1,944	$63,784
Delinquent loans receivable guaranteed by the Company	12,477	392	12,869
Total loans receivable guaranteed by the Company	74,317	2,336	76,653
Less: Liability for losses on CSO lender-owned consumer loans	(10,553)	(70)	(10,623)
Loans receivable guaranteed by the Company, net	$63,764	$2,266	$66,030

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,392	$326	$10,718
31-60 days past due	1,256	40	1,296
61 + days past due	829	26	855
Total delinquent loans receivable	$12,477	$392	$12,869

The following table summarizes activity in the allowance for loan losses (in thousands):

	Three Months Ended March 31, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,869	$35,587	$10,305	$55,074	$—	$106,835
Charge-offs	(40,521)	(38,558)	(13,110)	(43,509)	(1,279)	(136,977)
Recoveries	30,004	5,783	2,909	6,411	575	45,682
Net charge-offs	(10,517)	(32,775)	(10,201)	(37,098)	(704)	(91,295)
Provision for losses	9,639	26,182	9,622	40,991	704	87,138
Effect of foreign currency translation	(298)	(29)	—	(2,509)	—	(2,836)
Balance, end of period	$4,693	$28,965	$9,726	$56,458	$—	$99,842
Allowance for loan losses as a percentage of gross loan receivables	8.6%	23.5%	13.4%	18.0%	N/A	17.7%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans (in thousands):

	Three Months Ended March 31, 2020
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$10,553	$70	$10,623
Charge-offs	(41,511)	(862)	(42,373)
Recoveries	13,762	779	14,541
Net charge-offs	(27,749)	(83)	(27,832)
Provision for losses	26,338	60	26,398
Balance, end of period	$9,142	$47	$9,189

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended March 31, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$5,869	$46,140	$10,375	$55,074	$—	$117,458
Charge-offs	(40,521)	(80,069)	(13,972)	(43,509)	(1,279)	(179,350)
Recoveries	30,004	19,545	3,688	6,411	575	60,223
Net charge-offs	(10,517)	(60,524)	(10,284)	(37,098)	(704)	(119,127)
Provision for losses	9,639	52,520	9,682	40,991	704	113,536
Effect of foreign currency translation	(298)	(29)	—	(2,509)	—	(2,836)
Balance, end of period	$4,693	$38,107	$9,773	$56,458	$—	$109,031

The following table summarizes activity in the allowance for loan losses (in thousands):

	Three Months Ended March 31, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(36,521)	(44,237)	(12,671)	(3,638)	(1,351)	(98,418)
Recoveries	27,911	6,318	3,123	5,159	898	43,409
Net charge-offs	(8,610)	(37,919)	(9,548)	1,521	(453)	(55,009)
Provision for losses	8,268	33,845	7,153	25,317	453	75,036
Effect of foreign currency translation	50	24	—	224	—	298
Balance, end of period	$3,897	$33,666	$9,796	$46,963	$—	$94,322
Allowance for loan losses as a percentage of gross loan receivables	5.6%	20.8%	12.1%	19.5%	N/A	17.0%

The following table summarizes activity in the liability for losses on CSO lender-owned consumer loans (in thousands):

	Three Months Ended March 31, 2019
	Unsecured Installment	Secured Installment	Total
Balance, beginning of period	$11,582	$425	$12,007
Charge-offs	(40,980)	(1,076)	(42,056)
Recoveries	10,560	802	11,362
Net charge-offs	(30,420)	(274)	(30,694)
Provision for losses	27,422	(73)	27,349
Balance, end of period	$8,584	$78	$8,662

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans, a non-GAAP metric, in total (in thousands):

	Three Months Ended March 31, 2019
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

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $6.8 million and $14.7 million at March 31, 2020 and December 31, 2019, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range up to six months. See the 2019 Form 10-K for further details of the Company's accounting policy.

As of March 31, 2020 and December 31, 2019, the incremental maximum amount payable under all such guarantees was $45.7 million and $62.7 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the Allowance for loan losses, which it recognizes for its consumer loans. Liability for incurred losses on CSO loans Guaranteed by the Company was $9.2 million and $10.6 million at March 31, 2020 and December 31, 2019, respectively.

The Company placed $5.7 million and $6.2 million in collateral accounts for the benefit of lenders at March 31, 2020 and December 31, 2019, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each such lender.

Deferred revenue associated with the CSO program was immaterial as of March 31, 2020 and December 31, 2019 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
8.25% Senior Secured Notes (due 2025)	$678,727	$678,323
Non-Recourse Canada SPV Facility	84,724	112,221
Senior Revolver	25,000	—
Debt	$788,451	$790,544

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the balance of capitalized financing costs of $11.3 million, net of amortization, is included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company used the proceeds of this issuance (i) to redeem the outstanding 12.00% Senior Secured Notes of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, a wholly-owned subsidiary, which consisted of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection therewith.

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a newly created, bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and a wholly-owned subsidiary, entered into a four-year revolving credit facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million ("Non-Recourse Canada SPV Facility"). The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to September 2, 2023.

As of March 31, 2020, outstanding borrowings under the Non-Recourse Canada SPV Facility were $84.7 million, net of deferred financing costs of $2.6 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Senior Revolver

On September 1, 2017, the Company entered into the Senior Revolver with $25.0 million of capacity. In November 2018, the Senior Revolver capacity was increased to $50.0 million as permitted by the Indenture to the 8.25% Senior Secured Notes. The Senior Revolver is now syndicated with participation by four banks.

Under the Senior Revolver, there is $50.0 million maximum availability, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term has been extended to June 30, 2021. The Senior Revolver accrues interest at one-month LIBOR plus 5.00% (subject to a 5% overall minimum).

The terms of the Senior Revolver also require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the 8.25% Senior Secured Notes and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the 8.25% Senior Secured Notes. Additionally, the negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for the 8.25% Senior Secured Notes. The revolver had an outstanding balance of $25.0 million at March 31, 2020.

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

Cash Money Revolving Credit Facility

Cash Money Cheque Cashing, Inc., a Canadian subsidiary ("Cash Money"), maintains a C$10.0 million revolving credit facility with Royal Bank of Canada (the "Cash Money Revolving Credit Facility"), which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is defined as a percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of March 31, 2020, the borrowing capacity under the Cash Money Revolving Credit Facility, which was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at March 31, 2020 and December 31, 2019.

Non-Recourse U.S. SPV Facility

Refer to Note 19, "Subsequent Events" for additional information regarding a new Asset-Backed Revolving Credit Facility entered into on April 8, 2020.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – SHARE-BASED COMPENSATION

The Company's stockholder-approved 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustment provisions, which may be issued in the form of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards and other awards that may be settled in or based on common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

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

A summary of the activity of time-based and market-based unvested RSUs as of March 31, 2020 and changes during the three months ended March 31, 2020 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2019	1,061,753	394,861	$11.47
Granted	571,773	368,539	10.55
Vested	(197,859)	—	11.39
Forfeited	(12,756)	(2,613)	12.07
March 31, 2020	1,422,911	760,787	$11.08

Share-based compensation expense for the three months ended March 31, 2020 and 2019, which includes compensation costs from stock options and RSUs, was $3.2 million and $2.2 million, respectively, and is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of March 31, 2020, there was $19.6 million of total unrecognized compensation cost related to stock options and RSUs, of which $13.8 million related to time-based RSUs and $5.6 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 2.1 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 5.1% and 25.9% for the three months ended March 31, 2020 and 2019, respectively. The decrease in effective income tax rate was primarily due to a tax benefit from the CARES Act, which was enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously-paid Federal income taxes. In the first quarter of 2020, the Company recorded an income tax benefit of $9.1 million related to the carry-back NOL from tax years 2018 and 2019, which will offset income earned in years prior to tax reform and generate a refund of previously paid taxes at 35%. In addition, losses from the Company's equity method investment in Katapult are not tax deductible, thus increasing the March 31, 2020 effective tax rate.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $153.8 million were distributed to the U.S., the Company would be subject to Canadian withholding taxes of an estimated $7.7 million. In the event the earnings

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

were distributed to the U.S., the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$5,696	$5,696	$—	$—	$5,696
Financial liabilities:
Non-qualified deferred compensation plan	$3,818	$3,818	$—	$—	$3,818

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2019 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$6,171	$6,171	$—	$—	$6,171
Financial liabilities:
Non-qualified deferred compensation plan	$4,666	$4,666	$—	$—	$4,666

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash	$138,714	$138,714	$—	$—	$138,714
Restricted cash	41,527	41,527	—	—	41,527
Loans receivable, net	464,595	—	—	464,595	464,595
Equity method investment	8,450	—	—	8,450	8,450
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$9,189	$—	$—	$9,189	$9,189
8.25% Senior Secured Notes	678,727	—	478,503	—	478,503
Non-Recourse Canada SPV facility	84,724	—	—	87,365	87,365
Senior Revolver	25,000	—	—	25,000	25,000

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2019 (in thousands):

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

Loans receivable are carried on the unaudited Condensed Consolidated Balance Sheets net of the Allowance for loan losses. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value. Refer to Note 3, "Loans Receivable and Revenue" for additional information.

During 2019, Katapult completed an incremental equity round at a value per share less than the value per share raised in prior raises. This round included additional investments from existing shareholders and investments by new investors, and was considered indicative of the fair value of shares in Katapult. Accordingly, the Company recognized a $3.7 million loss on its investment to adjust it to market value. As of March 31, 2020, the Company owned approximately 42.5% of the outstanding shares of Katapult.

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender defaulted loans that it has guaranteed. Refer to Note 3, "Loans Receivable and Revenue" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 8.25% Senior Secured Notes fair value disclosure was based on broker quotations. The fair values of the Non-Recourse Canada SPV facility and the Senior Revolver were based on the cash needed for their respective final settlements.

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three months ended March 31, 2020 and 2019 (in thousands):

	Common Stock		Treasury Stock	Paid-in capital	Retained Earnings (Deficit)		AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423		$(38,663)	$50,513
Net income from continuing operations	—	—	—	—	36,013		—	36,013
Net income from discontinued operations	—	—	—	—	292		—	292
Foreign currency translation adjustment	—	—	—	—	—		(22,193)	(22,193)
Dividends	—	—	—	—	(2,256)	—	—	(2,256)
Share based compensation expense	—	—	—	3,194	—		—	3,194
Proceeds from exercise of stock options	42,094	—	—	126	—		—	126
Repurchase of common stock	(540,762)	—	(5,509)	—	—		—	(5,509)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	121,891	—	—	(609)	—		—	(609)
Balances at March 31, 2020	40,779,447	$9	$(77,852)	$70,798	$127,472		$(60,856)	$59,571
(1) Accumulated other comprehensive income (loss)

	Common Stock		Treasury Stock	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity (Deficit)
	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$—	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	—	2,172	—	—	2,172
Proceeds from exercise of stock options	7,888	—	—	40	—	—	40
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	—	(110)	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$—	$62,117	$18,983	$(44,365)	$36,744
(1) Accumulated other comprehensive income (loss)

Dividend

On February 5, 2020, the Company's Board of Directors announced the initiation of a dividend program and declared its first cash dividend of $0.055 per share. A dividend of $2.2 million was paid on March 2, 2020 to stockholders of record as of the close of

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

business on February 18, 2020. Subsequently, on April 30, 2020, the Company's Board of Directors declared a dividend. See Note 19, "Subsequent Events" for more information.

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income from continuing operations	$36,013	$28,673
Net income from discontinued operations, net of tax	292	8,375
Net income	$36,305	$37,048

Weighted average common shares - basic	40,817	46,424
Dilutive effect of stock options and restricted stock units	1,075	895
Weighted average common shares - diluted	41,892	47,319

Basic earnings per share:
Continuing operations	$0.88	$0.62
Discontinued operations	0.01	0.18
Basic earnings per share	$0.89	$0.80

Diluted earnings per share:
Continuing operations	$0.86	$0.61
Discontinued operations	0.01	0.18
Diluted earnings per share	$0.87	$0.79

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating "Diluted earnings per share." For the three months ended March 31, 2020 and March 31, 2019, there were 1.3 million and 1.4 million, respectively, of potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive.

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for:
Interest	$31,184	$32,195
Income taxes, net of refunds	1,065	1,456
Non-cash investing activities:
Property and equipment accrued in accounts payable	$869	$349

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's Chief Operating Decision Maker ("CODM") reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
U.S. As of March 31, 2020, the Company operated a total of 214 U.S. retail locations and has an online presence in 27 states. The Company provides Single-Pay loans, Installment loans and Open-End loans, vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 17, "Acquisition," the acquisition of Ad Astra closed during the three months ended March 31, 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada. As of March 31, 2020, the Company operated a total of 202 stores across seven Canadian provinces and territories and has an online presence in five provinces. The Company provides Single-Pay loans, Installment loans and Open-End loans, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues by segment: (1)
U.S.	$221,768	$226,119
Canada	59,038	51,820
Consolidated revenue	$280,806	$277,939
Net revenues by segment:
U.S.	$135,727	$141,139
Canada	31,543	34,415
Consolidated net revenue	$167,270	$175,554
Gross margin by segment:
U.S.	$87,540	$89,803
Canada	12,159	15,694
Consolidated gross margin	$99,699	$105,497
Segment operating income (loss):
U.S.	$33,426	$31,195
Canada	4,524	7,524
Consolidated operating profit	$37,950	$38,719
Expenditures for long-lived assets by segment:
U.S.	$4,280	$2,430
Canada	553	689
Consolidated expenditures for long-lived assets	$4,833	$3,119
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the proportion of gross loans receivable by segment (in thousands):

	March 31, 2020	December 31, 2019
U.S.	$288,127	$363,453
Canada	276,310	302,375
Total gross loans receivable	$564,437	$665,828

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	March 31, 2020	December 31, 2019
U.S.	$42,536	$43,618
Canada	24,251	27,193
Total net long-lived assets	$66,787	$70,811

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – COMMITMENTS AND CONTENGENCIES
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

City of Austin

The Company was cited in July 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under the Company's CAB program, including loan sizes and repayment terms. The Company believes that: (i) the Austin ordinance (similar to its counterparts elsewhere in Texas) conflicts with Texas state law and (ii) in any event, the Company's product complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with the Company's position that the ordinance conflicts with Texas law and, accordingly, did not address the second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits have not been scheduled. The Company does not anticipate having a final determination of the lawfulness of its CAB program under the Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could result in material monetary liability

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

in Austin and elsewhere in Texas, and would force the Company to restructure the loans it originates in Austin and elsewhere in Texas.

Other Legal Matters
The Company is a defendant in certain litigation matters encountered from time-to-time in the ordinary course of business. Certain of these matters may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding, the Company does not believe the result of any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 14 – LEASES

Operating leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Leases classified as finance are immaterial to the Company as of March 31, 2020. Operating leases expire at various times through 2032. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the Consolidated Balance Sheets.

Typically, a contract is or contains a lease if it conveys the right to control the use of an identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, an entity shall assess whether, throughout the period of use, the customer has both (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct the use of the identified asset. If the customer has the right to control the use of an identified asset for only a portion of the term of the contract, the contract contains a lease for that portion of the term.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the operating lease costs and other information for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs:
Third-Party	$7,626	$7,621
Related-Party	864	847
Total operating lease costs	$8,490	$8,468

Operating cash flow - Operating leases	$8,433	$8,615
New ROU assets - Operating leases	$5,647	$—
Weighted average remaining lease term - Operating leases	6.3 years	6.1 years
Weighted average discount rate - Operating leases	10.3%	10.3%

The following table summarizes the aggregate operating lease maturities that the Company is contractually obligated to make under operating leases as of March 31, 2020 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2020	$22,437	$2,809	$25,246
2021	27,464	3,767	31,231
2022	24,640	3,661	28,301
2023	19,995	1,316	21,311
2024	15,343	962	16,305
2025	11,178	861	12,039
Thereafter	30,416	2,655	33,071
Total	151,473	16,031	167,504
Less: Imputed interest	(41,963)	(3,826)	(45,789)
Operating lease liabilities	$109,510	$12,205	$121,715

As a result of the COVID-19 pandemic that began during the three months ended March 31, 2020, CURO reviewed ROU assets for indicators of impairment. Under US GAAP, the model used to review ROU assets for impairment is consistent to that used for other long-lived assets, such as fixed assets. In applying the appropriate guidance, the Company noted there was no indicators of impairment as of March 31, 2020 related to its ROU assets.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the results of operations of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended March 31,
	2020	2019(1)
Revenue	$—	$6,957
Provision for losses	—	1,703
Net revenue	—	5,254

Cost of providing services
Office	—	246
Other costs of providing services	—	61
Advertising	—	775
Total cost of providing services	—	1,082
Gross margin	—	4,172
Operating (income) expense
Corporate, district and other expenses	—	3,810
Interest income	—	(4)
(Gain) loss on disposition	(390)	39,414
Total operating (income) expense	(390)	43,220
Pre-tax income (loss) from operations of discontinued operations	390	(39,048)
Income tax expense (benefit) related to disposition	98	(47,423)
Net income from discontinued operations	$292	$8,375
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

Revenue and expenses related to discontinued operations included activity prior to the deconsolidation of the U.K. subsidiaries effective February 25, 2019. For the three months ended March 31, 2019, "(Gain) loss on disposition" of $39.4 million included the non-cash effect of eliminating assets and liabilities of the U.K. Subsidiaries as of the date of deconsolidation, as well as the effect of cumulative currency exchange rate differences on the U.S. investment in the U.K.

In connection with the disposition of the U.K. Subsidiaries, the U.S. entity that owned the Company's interests in the U.K. Subsidiaries recognized a loss on investment. This loss resulted in an estimated U.S. Federal and state income tax benefit of $47.4 million as of March 31, 2019, to be applied against future income tax obligations. Subsequently, in 2019, the Company revised the estimated U.S. Federal and state income tax benefit to $46.6 million. During the three months ended March 31, 2020, the Company received $0.4 million of disbursements from the Administrator related to the wind-down of the U.K. Subsidiaries.

As of March 31, 2020 and December 31, 2019, the unaudited Condensed Consolidated Balance Sheets were not impacted by the U.K. Subsidiaries as all balances were written off when the U.K. segment entered into administration during the first quarter of 2019.

The following table presents cash flows of the U.K. Subsidiaries (in thousands):

	Three Months Ended March 31,
	2020	2019(1)
Net cash provided by (used in) discontinued operating activities	$390	$(504)
Net cash used in discontinued investing activities	—	(14,213)
Net cash used in discontinued financing activities	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – GOODWILL

The change in the carrying amount of Goodwill by operating segment for the three months ended March 31, 2020 was as follows (in thousands):

	U.S.	Canada	Total
Goodwill at December 31, 2019	$91,131	$29,478	$120,609
Acquisition (Note 17)	14,791	—	14,791
Foreign currency translation	—	(2,575)	(2,575)
Goodwill at March 31, 2020	105,922	26,903	132,825

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on October 1) and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2019 Form 10-K filed with the SEC on March 9, 2020, for additional information on the Company's policy for assessing goodwill for impairment.

U.S. and Canada Reporting Units

During the three months ended March 31, 2020, the Company determined a triggering event had occurred for the U.S. and Canada reporting units as a result of COVID-19. The global crisis caused by the pandemic drove significant declines in macroeconomic market conditions and altered the assumptions used in the Company's forecast for both reporting units. After performing an interim review, the Company concluded that the fair value of each reporting unit was in excess of its respective carrying value.

Ad Astra Acquisition

The Company completed the acquisition of Ad Astra on January 3, 2020. Goodwill of $14.8 million was recorded on the U.S. reporting unit during the three months ended March 31, 2020, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 17, "Acquisition" for more information related to the business combination.

NOTE 17 – ACQUISITION

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for total consideration of $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.
The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. For the three months ended March 31, 2019, prior to the acquisition, $4.7 million of costs related to Ad Astra were included in "Other costs of providing services." Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $3.5 million of operating expense during the three months ended March 31, 2020.
The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of March 31, 2020. As of March 31, 2020, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities based on the information available.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amounts acquired on January 3, 2020
Cash consideration transferred:	$17,811

Cash and cash equivalents	3,360
Accounts receivable	465
Property and equipment	358
Intangible assets	1,101
Goodwill	14,791
Operating lease asset	235
Accounts payable and accrued liabilities	(2,264)
Operating lease liabilities	(235)
Total	$17,811

Goodwill of $14.8 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.

NOTE 18 – SHARE REPURCHASE PROGRAM

In February 2020, the Company's Board of Directors authorized a new share repurchase program for up to $25.0 million of its common stock. Under the program, shares were repurchased in the open market or in privately negotiated transactions at times and amounts considered appropriate by CURO. Due to uncertainty caused by COVID-19, the Board suspended the program on March 15, 2020. There were no material purchases in the program during the three months ended March 31, 2020.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 455,255 shares of its common stock at an average price of $10.45 per share for total consideration of $4.8 million during the three months ended March 31, 2020. Purchases under the program were made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

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

NOTE 19 – SUBSEQUENT EVENTS

New Non-Recourse U.S. SPV Facility

On April 8, 2020, the Company entered into a Non-Recourse U.S. SPV Facility to provide financing for U.S. Unsecured Installment and Open-End receivables, including those generated under its technology, marketing and servicing relationship with Stride Bank. The Non-Recourse U.S. SPV Facility provides for $100.0 million of borrowing capacity, subject to the borrowing base of eligible collateral and certain other conditions. Concurrent with the closing, the Company drew $35.2 million on the facility.

Dividend

On April 30, 2020, the Company's Board of Directors declared a dividend under its previously announced dividend program, of $0.055 per share to be paid on May 27, 2020 to stockholders of record as of the close of business on May 13, 2020.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2019 Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020 and our Current Report on Form 8-K, filed with the SEC on April 8, 2020, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

In the U.S., our stores operate under "Speedy Cash" and "Rapid Cash." In the second quarter of 2017, we launched "Avio Credit," an online Installment and Open-End brand. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our stores are branded "Cash Money" and we offer "LendDirect" Installment and Open-End loans online and at certain stores. As of March 31, 2020, our network consisted of 416 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states and five Canadian provinces.

Recent Developments

COVID-19. A novel strain of coronavirus, known as COVID-19, surfaced in late 2019 and has spread around the world, including to the U.S. and Canada. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In response to the COVID-19 pandemic, various governmental bodies have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. However, CURO's operations have been designated as essential financial services by federal guidelines and local regulations. As a provider of an essential service, we remain focused on protecting the health and wellbeing of our employees, customers, and the communities in which we operate while assuring the continuity of our business operations. In response to the pandemic, we have taken the following steps to ensure our financial stability while maintaining the health and wellbeing of our employees and customers:

•	Full-year 2020 earnings guidance was withdrawn.

•	Cancellation of the 2020 Short-Term Incentive Plan.

•	Suspension of our $25 million share repurchase program, previously announced in February 2020.

•
Establishment of an enhanced Customer Care Program to better serve our customers as they face unprecedented economic challenges and uncertainties. The program enables our team members to provide relief to customers in various ways, ranging from due date extensions, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. We also temporarily suspended all returned item fees.

•	Designation of most stores across both the U.S. and Canada as an essential service, allowing stores to remain open during local governments' lock down orders.

•	Adjustment of our credit underwriting models to tighten approval rates and enhance our employment and income verification practices for both the store and on-line lending platforms.

•	Implementation of work-from-home for virtually all 1,100 of the Company’s contact center and corporate support personnel in Wichita, Toronto and Chicago.

Ad Astra Acquisition. On January 3, 2020, we acquired Ad Astra, previously our exclusive provider of third-party collection services for the U.S. business. The acquisition allows us to bring all U.S. servicing and recovery in-house, drive operational and financial synergies to ensure all aspects of the recovery portfolio are coordinated, reduce operational redundancy and increase peak volume management, improve compliance synergies, and facilitate integrated and personalized CRM strategies and campaign management across the servicing and recovery lifecycle. See Note 17, "Acquisition" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Credit Facilities. On April 8, 2020, we entered into incremental asset-backed revolving credit facility to provide financing for U.S. Installment and Open-End receivables, including those generated under our technology, marketing and servicing relationship with Stride Bank. The credit facility provides for an initial borrowing capacity of $100.0 million, dependent upon the borrowing base of eligible collateral and certain other conditions, as described in Note 19, "Subsequent Events." For recent developments related to our Senior Secured Notes, Non-Recourse Canada SPV facility and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

California Assembly Bill 539. On September 13, 2019, the California legislature passed Assembly Bill 539, which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36%, plus the Federal Funds Rate. The bill became effective on January 1, 2020. Revenue from California Unsecured and Secured Installment loans amounted to 8.8% of total revenue for the three months ended March 31, 2020. See "Regulatory Environment and Compliance" in our 2019 10-K for additional details.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

We exclude financial results of our former U.K. operations for all periods presented, as they were discontinued for accounting and reporting purposes in February 2019. See Note 15, "Discontinued Operations" for additional details.

The following tables summarize revenue by product, including CSO fees, for the periods indicated (in thousands, unaudited):

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$120,829	$1,580	$122,409	$134,003	$1,775	$135,778
Secured Installment	26,286	—	26,286	27,477	—	27,477
Open-End	41,990	28,992	70,982	32,593	20,276	52,869
Single-Pay	28,154	17,003	45,157	27,168	19,593	46,761
Ancillary	4,509	11,463	15,972	4,878	10,176	15,054
Total revenue	$221,768	$59,038	$280,806	$226,119	$51,820	$277,939

During the three months ended March 31, 2020, total revenue grew $2.9 million, or 1.0%, to $280.8 million, compared to the prior-year period. Geographically, the 1.9% decline in U.S. revenues was offset by a 13.9% increase in Canada revenues. From a product perspective, Unsecured Installment and Secured Installment revenues decreased 9.8% and 4.3%, respectively, due to regulatory changes in California, effective January 1, 2020, and regulatory changes for CSOs in Ohio, effective May 1, 2019. Single-Pay revenue declined $1.6 million, or 3.4%, for the three months ended March 31, 2020 compared to the prior-year period, primarily due to lower volume during the last two weeks of the first quarter of 2020 attributable primarily to the impact of COVID-19. Open-End loans in Canada grew $56.2 million, or 30.5%, from March 31, 2019, with related revenue growth of $8.7 million, or 43.0%. U.S. Open-End revenue rose 28.8% on related loan growth of $17.0 million, or 30.0%.

Ancillary revenues increased 6.1% versus the prior-year period, primarily due to the sale of insurance products to Open-End and Installment loan customers in Canada. Ancillary revenue in Canada for the first quarter of 2020 included $9.1 million of revenue related to the sale of insurance products. The $9.1 million of revenue is comprised of $5.8 million of commissions earned from the sale of third-party insurance premiums at the time of sale and $3.3 million from a profit-sharing arrangement with this third-party. The amount we earn under the profit-sharing arrangement is dependent upon the level of claims adjudicated, which are related to our customers. We maintain no guarantees as to the level of profit earned by the third party and do not have any obligations under the terms of the agreement with the third-party. Recoveries under the insurance program are recognized as they are approved by the insurance provider.

The following charts depict the revenue contribution, including CSO fees, of the products and services that we currently offer for the periods indicated:
For the three months ended March 31, 2020 and 2019, revenue generated through our online channel was 47% and 46%, respectively, of consolidated revenue.

Gross Combined Loans Receivable

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, with reconciliation to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in our unaudited Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in millions, unaudited):

	As of
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Company Owned gross loans receivable	$564.4	$665.8	$657.6	$609.6	$553.2
Gross loans receivable Guaranteed by the Company	55.9	76.7	73.1	67.3	61.9
Gross combined loans receivable (1)	$620.3	$742.5	$730.7	$676.9	$615.1
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable increased $5.3 million, or 0.9%, to $620.4 million as of March 31, 2020 from $615.1 million as of March 31, 2019, as growth in Open-End loans of 30.0% and 30.5% in the U.S. and Canada, respectively, offset the decline in Installment CSO and Single-Pay loans and any decrease in volume in the last two weeks of March 2020 as a result of COVID-19. Gross combined loans receivable performance by product is explained further in the following sections.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans

Unsecured Installment revenue and related gross combined loans receivable decreased $13.4 million, or 9.8%, and $44.2 million, or 20.0%, respectively, from the prior-year period, primarily due to regulatory changes in California, effective January 1, 2020.

Unsecured Installment loans in California represented $51.5 million, or 41.8%, of total Company Owned Unsecured Installment loans as of March 31, 2020, a decrease of $38.1 million from $89.6 million, or 55.4%, as of March 31, 2019. Excluding California, Company Owned Unsecured Installment loans receivable decreased $0.5 million, or 0.7%, from the prior-year period, while revenues increased $0.1 million, or 0.3%, year-over-year.

Unsecured Installment loans Guaranteed by the Company declined $5.6 million year-over-year due to regulatory changes in Ohio, effective May 1, 2019. As a result, we no longer operate as a CSO in Ohio, which accounted for $5.1 million of Unsecured Installment loans Guaranteed by the Company as of March 31, 2019. Unsecured Installment loan balances Guaranteed by the Company declined in the last two weeks of the first quarter of 2020 due primarily to the impacts of COVID-19.

The NCO rate for Company Owned Unsecured Installment gross loans receivable in the first quarter of 2020 increased approximately 155 basis points ("bps") year-over-year, primarily due to a mix shift away from California as a result of regulatory changes. California NCO rates for Unsecured Installment loans are historically lower than our other major states. California comprised 46.4% of total U.S. Company Owned Unsecured Installment loans as of March 31, 2020 compared to 60.7% as of March 31, 2019.

The Unsecured Installment Company Owned allowance coverage increased year-over-year, from 20.8% as of March 31, 2019 to 23.5% as of March 31, 2020, primarily as a result of the previously mentioned increase in U.S. NCO rates and Allowance Build. Sequentially (described within this release as the change from the fourth quarter of 2019 to the first quarter of 2020), allowance coverage and past-due balances increased from 22.1% to 23.5% and from 26.8% to 28.4%, respectively, as of March 31, 2020.

NCO rates for Unsecured Installment loans Guaranteed by the Company improved 115 bps compared to the prior-year period. The CSO liability for losses increased year-over-year, from 14.4% for the first quarter of 2019 to 16.9% for the first quarter of 2020, due primarily to Allowance Build. Sequentially, allowance coverage and past-due balances increased from 14.2% to 16.9% and from 16.8% to 17.1%, respectively, for the three months ended March 31, 2020.

	2020	2019
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Unsecured Installment loans:
Revenue - Company Owned	$55,569	$63,428	$65,809	$59,814	$65,542
Provision for losses - Company Owned	26,182	33,183	31,891	33,514	33,845
Net revenue - Company Owned	$29,387	$30,245	$33,918	$26,300	$31,697
Net charge-offs - Company Owned	$32,775	$35,729	$28,973	$31,970	$37,919
Revenue - Guaranteed by the Company	$66,840	$72,183	$71,424	$62,298	$70,236
Provision for losses - Guaranteed by the Company	26,338	34,858	36,664	28,336	27,422
Net revenue - Guaranteed by the Company	$40,502	$37,325	$34,760	$33,962	$42,814
Net charge-offs - Guaranteed by the Company	$27,749	$34,486	$35,916	$27,486	$30,421
Unsecured Installment gross combined loans receivable:
Company Owned	$123,118	$160,782	$174,489	$164,722	$161,716
Guaranteed by the Company (1)(2)	54,097	74,317	70,704	65,055	59,740
Unsecured Installment gross combined loans receivable (1)(2)	$177,215	$235,099	$245,193	$229,777	$221,456
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$141,950	$167,636	$169,606	$163,219	$176,060
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (3)	$64,207	$72,511	$67,880	$62,398	$68,596
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (3)	$28,965	$35,587	$38,127	$35,223	$33,666
Unsecured Installment CSO liability for losses (3)	$9,142	$10,553	$10,181	$9,433	$8,583
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	23.5%	22.1%	21.9%	21.4%	20.8%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans guaranteed by the Company	16.9%	14.2%	14.4%	14.5%	14.4%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$34,966	$43,100	$46,537	$38,037	$40,801
Unsecured Installment gross loans guaranteed by the Company	$9,232	$12,477	$11,842	$10,087	$7,967
Past-due Unsecured Installment gross loans receivable -- percentage (2)	28.4%	26.8%	26.7%	23.1%	25.2%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	17.1%	16.8%	16.7%	15.5%	13.3%
Unsecured Installment other information:
Originations - Company Owned	$55,941	$87,080	$107,275	$102,792	$78,515
Originations - Guaranteed by the Company (1)	$64,836	$91,004	$89,644	$80,445	$68,899
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	21.3%	20.6%	18.3%	20.3%	20.9%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	48.7%	46.9%	51.9%	43.6%	45.9%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our unaudited Condensed Consolidated Financial Statements.
(2) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(3) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.
(4) We report Allowance for loan losses as a contra-asset reducing gross loans receivable and the CSO liability for losses as a liability on our unaudited Condensed Consolidated Balance Sheets.

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable for the three months ended March 31, 2020 decreased 4.3% and 10.4%, respectively, compared to the prior-year period, primarily as a result of regulatory changes in California, effective January 1, 2020. California accounted for $28.6 million, or 38.5%, of total Secured Installment gross combined loans receivable as of March 31, 2020, a decrease of $14.8 million from $43.5 million, or 52.3%, as of March 31, 2019. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable increased year-over-year from 11.9%, and sequentially from 11.5% to 13.1% for the three months ended March 31, 2020, due to Allowance Build.

	2020	2019
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Secured Installment loans:
Revenue	$26,286	$28,690	$28,270	$26,076	$27,477
Provision for losses	9,682	11,492	8,819	7,821	7,080
Net revenue	$16,604	$17,198	$19,451	$18,255	$20,397
Net charge-offs	$10,284	$11,548	$8,455	$7,630	$9,822
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$74,405	$90,411	$92,478	$87,718	$83,087
Average Secured Installment gross combined loans receivable (3)	$82,408	$91,445	$90,098	$85,403	$89,505
Secured Installment Allowance for loan losses and CSO liability for losses (4)	$9,773	$10,375	$10,431	$10,067	$9,874
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	13.1%	11.5%	11.3%	11.5%	11.9%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$15,612	$17,902	$17,645	$14,570	$13,866
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (1)(2)	21.0%	19.8%	19.1%	16.6%	16.7%
Secured Installment other information:
Originations (2)	$20,990	$40,961	$45,990	$49,051	$33,490
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	13.0%	12.7%	9.5%	8.9%	8.5%
(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(2) Includes loans originated by third-party lenders through CSO programs, which are not included in our unaudited Condensed Consolidated Financial Statements.
(3) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as beginning of quarter and end of quarter gross loans receivable.
(4) We report Allowance for loan losses as a contra-asset reducing gross loans receivable and the CSO liability for losses as a liability on our unaudited Condensed Consolidated Balance Sheets.

Open-End Loans

Open-End loan balances as of March 31, 2020 increased $73.2 million, or 30.4% ($89.7 million, or 37.2%, on a constant-currency basis), compared to March 31, 2019, on 30.5% (39.5% on a constant-currency basis) growth in Canada and 30.0% growth in the U.S.

Consolidated Open-End NCO rate during the three months ended March 31, 2020 improved 160 bps versus the prior-year period, primarily as a result of seasoning of the Canada portfolio, which improved 165 bps year-over-year on a pro forma basis as described below. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased sequentially from 16.4% to 18.0% for the three months ended March 31, 2020 because of Allowance Build.

Q1 2019 Open-End Loss Recognition Change

Effective January 1, 2019, we modified the timeframe over which we charge-off Open-End loans and made related refinements to our loss provisioning methodology. Prior to January 1, 2019, we deemed Open-End loans uncollectible and charged-off when a customer missed a scheduled payment and the loan was considered past-due. Because of our continuing shift to Open-End loans in Canada and our analysis of payment patterns on early-stage versus late-stage delinquencies, we revised our estimates and now consider Open-End loans uncollectible when the loan has been contractually past-due for 90 consecutive days. Consequently, past-due Open-End loans and related accrued interest now remain in loans receivable for 90 days before being charged off against the allowance for loan losses. All recoveries on charged-off loans are credited to the allowance for loan losses. We evaluate the adequacy of the allowance for loan losses compared to the related gross loans receivable balances that include accrued interest.

Prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019.

The following table reports 2019 Open-End loan performance including the effect of the Q1 2019 Open-End Loss Recognition Change:

	2020	2019
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Revenue	$70,982	$71,295	$66,120	$54,972	$52,869
Provision for losses	40,991	37,816	31,220	29,373	25,317
Net revenue	$29,991	$33,479	$34,900	$25,599	$27,552
Net charge-offs (1)	$37,098	$37,426	$28,202	$25,151	$(1,521)
Open-End gross loan balances:
Open-End gross loans receivable	$314,006	$335,524	$314,971	$283,311	$240,790
Average Open-End gross loans receivable (1)	$324,765	$325,248	$299,141	$262,051	$224,062
Open-End allowance for loan losses:
Allowance for loan losses	$56,458	$55,074	$54,233	$51,717	$46,963
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	18.0%	16.4%	17.2%	18.3%	19.5%
Open-End past-due balances:
Open-End past-due gross loans receivable	$49,987	$50,072	$46,053	$35,395	$32,444
Past-due Open-End gross loans receivable - percentage	15.9%	14.9%	14.6%	12.5%	13.5%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.

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

Pro Forma	2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Pro Forma Net charge-offs	$38,748	$29,762	$29,648	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$335,524	$314,971	$283,311	$240,790
Pro Forma Average Open-End gross loans receivable (1)	$325,248	$299,141	$262,051	$245,096
Pro Forma Net-charge offs as a percentage of average gross loans receivable	11.9%	9.9%	11.3%	13.0%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.

Single-Pay

Single-Pay revenue declined $1.6 million, or 3.4%, for the three months ended March 31, 2020 compared to the prior-year period, primarily due to lower volume during the last two weeks of the first quarter of 2020, attributable primarily to the impact of COVID-19. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable increased sequentially from 7.2% to 8.6% because of Allowance Build.

	2020	2019
(dollars in thousands, unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Single-pay loans:
Revenue	$45,157	$49,844	$49,312	$45,528	$46,761
Provision for losses	9,639	12,289	14,736	12,446	8,268
Net revenue	$35,518	$37,555	$34,576	$33,082	$38,493
Net charge-offs	$10,517	$12,145	$13,913	$11,458	$8,610
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$54,728	$81,447	$78,039	$76,126	$69,753
Average Single-Pay gross loans receivable (1)	$68,088	$78,787	$77,083	$72,940	$75,288
Single-Pay Allowance for loan losses	$4,693	$5,869	$5,662	$4,941	$3,897
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	8.6%	7.2%	7.3%	6.5%	5.6%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.

Consolidated Results of Operations
Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019	Change $	Change %
Revenue	$280,806	$277,939	$2,867	1.0%
Provision for losses	113,536	102,385	11,151	10.9%
Net revenue	167,270	175,554	(8,284)	(4.7)%
Advertising costs	12,219	7,786	4,433	56.9%
Non-advertising costs of providing services	55,352	62,271	(6,919)	(11.1)%
Total cost of providing services	67,571	70,057	(2,486)	(3.5)%
Gross margin	99,699	105,497	(5,798)	(5.5)%

Operating expense
Corporate, district and other expenses	42,807	49,088	(6,281)	(12.8)%
Interest expense	17,324	17,690	(366)	(2.1)%
Loss from equity method investment	1,618	—	1,618	#
Total operating expense	61,749	66,778	(5,029)	(7.5)%
Income from continuing operations before income taxes	37,950	38,719	(769)	(2.0)%
Provision for income taxes	1,937	10,046	(8,109)	(80.7)%
Net income from continuing operations	36,013	28,673	7,340	25.6%
Net income from discontinued operations, net of tax	292	8,375	(8,083)	(96.5)%
Net income	$36,305	$37,048	$(743)	(2.0)%
# - Variance greater than 100% or not meaningful

For the three months ended March 31, 2020 and 2019

Revenue and Net Revenue
Revenue increased $2.9 million, or 1.0%, to $280.8 million for the three months ended March 31, 2020, from $277.9 million for the three months ended March 31, 2019. U.S. revenue decreased 1.9% primarily due to regulatory changes in California. Excluding California, U.S. revenue increased 4.6%, primarily driven by Open-End growth. Canadian revenue increased 13.9% primarily due to growth in Open-End loans and the sale of payment protection insurance to Canadian Installment and Open-End customers.

Provision for losses increased by $11.2 million, or 10.9%, for the three months ended March 31, 2020 compared to the prior-year period. The increase in provision for loan losses was primarily from $12.0 million of Allowance Build, as discussed in more detail in the "—Loan Volume and Portfolio Performance Analysis" above and "—Segment Analysis" below.

Cost of Providing Services

Non-advertising costs of providing services decreased $6.9 million, or 11.1%, to $55.4 million in the three months ended March 31, 2020, compared to $62.3 million in the three months ended March 31, 2019. Of the $6.9 million decrease, $4.7 million is related to third-party collection costs, incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services. Following our acquisition of Ad Astra on January 3, 2020, its operating costs are included within "Corporate, district and other expenses," consistent with presentation of our other internal collection costs. The remaining decrease year-over-year in Non-advertising costs of providing services is from headcount reductions in the three months ended March 31, 2019 and discretionary variable compensation comparisons.

Advertising costs increased $4.4 million, or 56.9%, year-over-year. We historically reduced advertising and customer acquisition costs seasonally in the first quarter of the year (concentrated in February) because of the impact on customers of U.S. federal income tax refunds. In the three months ended March 31, 2020, based on improved underwriting and evaluation of the seasonal opportunity, we increased advertising costs through the traditional tax refund season. We subsequently reduced advertising costs in the last three weeks of March 2020 because of COVID-19-related considerations.

Operating Expenses

Corporate, district and other expenses were $42.8 million for the three months ended March 31, 2020, a decrease of $6.3 million, or 12.8%, compared to the three months ended March 31, 2019. Corporate, district and other expenses in the three months ended March 31, 2020 include $3.5 million of collection costs related to Ad Astra, which were included in Non-advertising costs of providing services prior to its acquisition. For the three months ended March 31, 2020, corporate, district and other expenses include (i) $1.1 million of legal and other costs described in our reconciliation to Adjusted Net Income in "—Supplemental Non-GAAP Financial Information" below, and (ii) $3.2 million of share-based compensation costs. For the three months ended March 31, 2019, corporate district and other expenses include (i) U.K. related costs of $7.8 million and severance costs of $1.8 million as described in our reconciliation to Adjusted Net Income in "—Supplemental Non-GAAP Financial Information" below, and (ii) share-based compensation costs of $2.2 million.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $2.4 million year-over-year, primarily due to the timing and extent of variable compensation in the three months ended March 31, 2019 and market-based changes in deferred compensation plan assets and liabilities.

We account for our investment in Katapult under the equity method. We record our pro rata share of Katapult's income or losses in the unaudited Condensed Consolidated Statement of Operations with a corresponding adjustment to the carrying value of our investment in "Other assets" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2020, our share of Katapult's loss was $1.6 million.

Interest Expense

Interest expense for the three months ended March 31, 2020 remained consistent with the prior-year period on flat year-over-year average borrowing.

Provision for Income Taxes

The effective income tax rate for the three months ended March 31, 2020 was 5.1%, compared to a tax rate of 25.9% for the three months ended March 31, 2019. The decrease in effective income tax rate was primarily due to a tax benefit from the CARES Act, which was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. In the first quarter of 2020, we recorded an income tax benefit of $9.1 million related to the carry-back of NOL from tax years 2018 and 2019, which will offset pre-tax reform years and generate a refund of previously paid taxes at 35%. In addition, losses from our equity method investment in Katapult are not tax deductible. Excluding the impact of the CARES Act and Katapult, our adjusted effective income tax rate for the three months ended March 31, 2020 was 27.9%.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands, unaudited):

U.S. Segment Results	Three Months Ended March 31,
	2020	2019	Change $	Change %
Revenue	$221,768	$226,119	$(4,351)	(1.9)%
Provision for losses	86,041	84,980	1,061	1.2%
Net revenue	135,727	141,139	(5,412)	(3.8)%
Advertising costs	10,945	6,354	4,591	72.3%
Non-advertising costs of providing services	37,242	44,982	(7,740)	(17.2)%
Total cost of providing services	48,187	51,336	(3,149)	(6.1)%
Gross margin	87,540	89,803	(2,263)	(2.5)%
Corporate, district and other expenses	37,650	43,880	(6,230)	(14.2)%
Interest expense	14,846	14,728	118	0.8%
Loss from equity method investment	1,618	—	1,618	#
Total operating expense	54,114	58,608	(4,494)	(7.7)%
Segment operating income	33,426	31,195	2,231	7.2%
Interest expense	14,846	14,728	118	0.8%
Depreciation and amortization	3,377	3,726	(349)	(9.4)%
EBITDA	51,649	49,649	2,000	4.0%
Legal and other costs	1,149	1,617	(468)
Other adjustments	(141)	(105)	(36)
U.K. related costs	—	7,817	(7,817)
Share-based compensation	3,194	2,172	1,022
Loss from equity method investment	1,618	—	1,618
Adjusted EBITDA	$57,469	$61,150	$(3,681)	(6.0)%
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the three months ended March 31, 2020 and 2019

U.S. revenues decreased by $4.4 million, or 1.9%, to $221.8 million, compared to the prior-year period for the three months ended March 31, 2020, primarily due to regulatory changes in California. Excluding California, U.S. revenues increased by $7.8 million, or 4.6%, driven by a $17.0 million, or 30.0%, increase in Open-End loan growth.

The provision for losses decreased $1.1 million, or 1.2%, as a result of the decline in total gross combined loans receivable, because of California regulatory changes, offset by changes in NCO rates and $5.3 million Allowance Build. For the three months ended March 31, 2020, quarterly NCO rates increased approximately 140 bps compared to the pro-forma prior-year period due to the Installment portfolio mix shift to higher loss states, as well as loan balance declines late in March 2020 from COVID-19 impacts, which affected simple-average NCO rate calculations.

Non-advertising costs of providing services for the three months ended March 31, 2020 of $37.2 million, decreased of $7.7 million, or 17.2%, compared to $45.0 million for the three months ended March 31, 2019. The decrease was primarily driven by the aforementioned $4.7 million of Ad Astra costs subsequent to our acquisition of it. The remaining decrease year-over-year in Non-advertising costs of providing services was from headcount reductions in the three months ended March 31, 2019 and discretionary variable compensation comparisons.

Advertising costs increased $4.6 million, or 72.3%, year-over-year. We historically reduced advertising costs and customer acquisition costs seasonally in the first quarter of the year (concentrated in February) because of the impact on customers of U.S. Federal income tax refunds. In the three months ended March 31, 2020, based on improved underwriting and evaluation of the seasonal opportunity, we increased advertising costs through the traditional tax refund season. We subsequently reduced advertising costs in the last three weeks of March 2020 because of COVID-19-related considerations.

Corporate, district and other expenses were $37.7 million for the three months ended March 31, 2020, a decrease of $6.2 million, or 14.2%, compared to the three months ended March 31, 2019. Corporate, district and other expenses for the three months ended March 31, 2020 include $3.5 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the three months ended March 31, 2020, corporate, district and other expenses include (i) $1.1 million of legal and other costs described in our reconciliation to Adjusted Net Income in "—Supplemental Non-GAAP Financial Information" below and (ii) $3.2 million of share-based compensation costs. For the three months ended March 31, 2019, corporate, district and other expenses include (i) U.K. related costs of $7.8 million and severance costs of $1.4 million as described in our reconciliation to Adjusted Net Income in "—Supplemental Non-GAAP Financial Information" below, and (ii) share-based compensation costs of $2.2 million.

Excluding these aforementioned items, comparable corporate district and other expenses decreased $2.6 million year-over-year, primarily due to the timing and extent of variable compensation for the three months ended March 31, 2019 and market-based changes in deferred compensation plan assets and liabilities.

U.S. interest expense for the three months ended March 31, 2020 remained consistent with the prior-year period.

Canada Segment Results	Three Months Ended March 31,
	2020	2019	Change $	Change %
Revenue	$59,038	$51,820	$7,218	13.9%
Provision for losses	27,495	17,405	10,090	58.0%
Net revenue	31,543	34,415	(2,872)	(8.3)%
Advertising costs	1,274	1,432	(158)	(11.0)%
Non-advertising costs of providing services	18,110	17,289	821	4.7%
Total cost of providing services	19,384	18,721	663	3.5%
Gross margin	12,159	15,694	(3,535)	(22.5)%
Corporate, district and other expenses	5,157	5,208	(51)	(1.0)%
Interest expense	2,478	2,962	(484)	(16.3)%
Total operating expense	7,635	8,170	(535)	(6.5)%
Segment operating income (loss)	4,524	7,524	(3,000)	(39.9)%
Interest expense	2,478	2,962	(484)	(16.3)%
Depreciation and amortization	1,160	1,194	(34)	(2.8)%
EBITDA	8,162	11,680	(3,518)	(30.1)%
Legal and other costs	—	135	(135)
Other adjustments	156	(111)	267
Adjusted EBITDA	$8,318	$11,704	$(3,386)	(28.9)%
# - Change greater than 100% or not meaningful.

Canada Segment Results - For the three months ended March 31, 2020 and 2019
Canada revenue increased $7.2 million, or 13.9% ($7.7 million, or 14.9%, on a constant-currency basis), to $59.0 million for the three months ended March 31, 2020, from $51.8 million in the prior year due to loan growth.

Canada non-Single-Pay revenue increased $9.8 million, or 30.4% ($10.2 million, or 31.7%, on a constant-currency basis), to $42.0 million, compared to $32.2 million in the prior-year period, on growth of $54.2 million, or 27.3% ($71.5 million, or 36.1%, on a constant-currency basis), in related loan balances. The increase was driven by continued significant growth of Open-End loans. Additionally, with increased Open-End loan volume and customer acquisition, ancillary revenue increased $1.3 million versus the prior-year period, primarily driven by an increase in sales of insurance to Open-End loan customers.

Single-Pay revenue decreased $2.6 million, or 13.2% ($2.5 million, or 12.6%, on a constant-currency basis), to $17.0 million for the three months ended March 31, 2020, and Single-Pay receivables decreased $9.6 million, or 28.7% ($8.0 million, or 23.8% on a constant-currency basis), to $23.8 million from $33.4 million, in the prior year. The decreases in Single-Pay revenue and receivables were due to product mix shift in Canada from Single-Pay loans to Open-End loans, a significant decline in demand over the last two weeks of March attributable to COVID-19, and changes in Canada's currency exchange rate.

The provision for losses increased $10.1 million, or 58.0% ($10.5 million, or 60.4%, on a constant-currency basis), to $27.5 million for the three months ended March 31, 2020, compared to $17.4 million in the prior-year period. The increase in provision for loan losses was primarily a result of $6.7 million of Allowance Build. On a quarterly basis, despite the impact of lower demand over the last two weeks of March 2020 and unfavorable currency exchange rates on ending receivable balances, loss rates improved approximately 100 bps year over year. Excluding the aforementioned incremental provision expense as a result of changes in the Allowance for Loan Losses, due to lower loss rates, provision expense increased $3.3 million compared to the $7.2 million increase in revenue.

Canada cost of providing services for the three months ended March 31, 2020 were $19.4 million, an increase of $0.7 million, or 3.5% ($0.8 million, or 4.4%, on a constant-currency basis), compared to $18.7 million for the three months ended March 31, 2019.

Canada operating expenses for the three months ended March 31, 2020 were $7.6 million, a decrease of $0.5 million, or 6.5%, compared to $8.2 million in the prior-year period, primarily related to lower interest expense. There was no material impact on a constant-currency basis.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with US GAAP, we provide certain “non-GAAP financial measures,” including:

•
Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus restructuring and other costs, certain legal and related costs, loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of applicable adjustments, on a total and per share basis);

•	EBITDA (net income from continuing operations before interest, income taxes, depreciation and amortization);

•	Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items);

•	Adjusted effective income tax rate (effective tax rate plus or minus certain non-cash and other adjusting items); and

•	Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our unaudited Condensed Consolidated Financial Statements).

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

In addition to reporting loans receivable information in accordance with US GAAP, we provide Gross Combined Loans Receivable consisting of Company-Owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the unaudited Condensed Consolidated Financial Statements ("Guaranteed by the Company"). Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

We provide non-GAAP financial information for informational purposes and to enhance understanding of our US GAAP Condensed Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income or any other performance measure derived in accordance with US GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with US GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with US GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

As noted above, Gross Combined Loans Receivable includes loans originated by third-party lenders through CSO programs which are not included in the unaudited Condensed Consolidated Financial Statements but from which we earn revenue and for which we provide a guarantee to the lender. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

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

	Three Months Ended March 31,
	2020	2019	Change $	Change %
Net income from continuing operations	$36,013	$28,673	$7,340	25.6%
Adjustments:
Legal and related costs (1)	1,149	1,752
U.K. related costs (2)	—	7,817
Loss from equity method investment (3)	1,618	—
Share-based compensation (4)	3,194	2,172
Intangible asset amortization	737	796
Impact of tax law changes (5)	(9,114)	—
Cumulative tax effect of adjustments (6)	(1,321)	(3,260)
Adjusted Net Income	$32,276	$37,950	$(5,674)	(15.0)%

Net income from continuing operations	$36,013	$28,673
Diluted Weighted Average Shares Outstanding	41,892	47,319
Diluted Earnings per Share from continuing operations	$0.86	$0.61	$0.25	41.0%
Per Share impact of adjustments to Net income	(0.09)	0.19
Adjusted Diluted Earnings per Share	$0.77	$0.80	$(0.03)	(3.8)%
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below.

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2020	2019	Change $	Change %
Net income from continuing operations	$36,013	$28,673	$7,340	25.6%
Provision for income taxes	1,937	10,046	(8,109)	(80.7)%
Interest expense	17,324	17,690	(366)	(2.1)%
Depreciation and amortization	4,537	4,920	(383)	(7.8)%
EBITDA	59,811	61,329	(1,518)	(2.5)%
Legal and related costs (1)	1,149	1,752
U.K. related costs (2)	—	7,817
Loss from equity method investment (3)	1,618	—
Share-based compensation (4)	3,194	2,172
Other adjustments (7)	15	(216)
Adjusted EBITDA	$65,787	$72,854	$(7,067)	(9.7)%
Adjusted EBITDA Margin	23.4%	26.2%

(1)
Legal and other costs for the three months ended March 31, 2020 include (i) costs related to certain securities litigation and related matter, (ii) severance costs for certain corporate employees and (iii) legal and advisory costs related to the purchase of Ad Astra.

Legal and other costs of $1.8 million for the three months ended March 31, 2019 were due to eliminating 121 positions in North America. The store employee reductions helped better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions related to efficiency initiatives and has allowed the Company to reallocate investment to strategic growth activities.

(2)
U.K. related costs of $7.8 million for the three months ended March 31, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $0.2 million for other costs.

(3)
The Loss from equity method investment for the three months ended March 31, 2020 of $1.6 million includes our share of the estimated GAAP net loss of Katapult. As of March 31, 2020, we owned 42.5% of the outstanding shares of Katapult.

(4)
We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.

(5)
On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We recorded an income tax benefit of $9.1 million related to the carryback of NOL from tax years 2018 and 2019.

(6)
Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country.

(7)	Other adjustments primarily include the intercompany foreign exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended March 31, 2020 and 2019, 21.0% and 18.6%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement - Three Months Ended March 31, 2020 and 2019

	Average Exchange Rates
	Three Months Ended March 31,		Change
	2020	2019	$	%
Canadian Dollar	$0.7456	$0.7525	($0.0069)	(0.9)%

Balance Sheet - Exchange rate as of March 31, 2020 and December 31, 2019

	Exchange Rate as of
	March 31,	December 31,	Change
	2020	2019	$	%
Canadian Dollar	$0.7012	$0.7683	($0.0671)	(8.7)%

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

We calculated the revenues and gross margin below during the three months ended March 31, 2020 using the actual average exchange rate during the three months ended March 31, 2019.

	Three Months Ended March 31,		Change
(in thousands, unaudited)	2020	2019	$	%
Canada – constant currency basis:
Revenues	$59,563	$51,820	$7,743	14.9%
Gross Margin	12,090	15,694	(3,604)	(23.0)%

We calculated gross loans receivable below as of March 31, 2020 using the actual exchange rate as of December 31, 2019.

	March 31,	December 31,	Change
(in thousands, unaudited)	2020	2019	$	%
Canada – constant currency basis:
Gross loans receivable	$302,762	$302,376	$386	0.1%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, our Cash Money Revolving Credit Facility, funds from third-party lenders under our CSO programs, and our Non-Recourse Canada SPV Facility. During August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025 (i) to redeem the outstanding 12.00% Senior Secured Notes due 2022 of CFTC, (ii) to repay a portion of the outstanding indebtedness under the five-year revolving credit facility of CURO Receivables Finance I, LLC, our wholly-owned subsidiary, which consists of a term loan and revolving borrowing capacity, (iii) for general corporate purposes and (iv) to pay fees, expenses, premiums and accrued interest in connection with the foregoing.

As of March 31, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. As we did for our share repurchase programs announced in April 2019 and February 2020 (which we have suspended as previously disclosed), we may also use cash to fund a return on capital for our stockholders through share repurchase programs, or as we announced in February 2020, in the form of dividends.

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

Borrowings

Our debt consisted of the following as of March 31, 2020 (net of deferred financing costs) (in thousands):

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of March 31, 2020
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$84,724
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2021	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	25,000
Non-Recourse U.S. SPV Facility (2)	$100.0 million	1-Mo LIBOR + 5.75% or 9.75%(3)	April 8, 2024	Atalaya Capital Management	—
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025)	$690.0 million	8.25%	September 1, 2025		$678,727
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of March 31, 2020 are denominated in U.S. dollars.
(2) We entered into the Non-Recourse U.S. SPV Facility on April 8, 2020, and drew $35.2 million on the facility at such time.
(3) The Non-Recourse U.S. SPV Facility provides for $100.0 million of borrowing capacity and, subject to obtaining additional commitments thereunder, the ability to expand such capacity up to $200.0 million. Prior to the increase in commitments, interest accrues at an annual rate of one-month LIBOR plus 9.75% and after the increase in commitments, one-month LIBOR plus 5.75%.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources. Refer to Note 19, "Subsequent Events" for additional details on the Non-Recourse U.S. SPV Facility that we closed on April 8, 2020.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information is presented separately for:

(i)	CURO as the issuer of the 8.25% Senior Secured Notes;

(ii)
The Company's subsidiary guarantors, which are comprised of certain of its domestic subsidiaries, including (x) CFTC, as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (y) CURO Intermediate and (z) U.S. SPV as the issuer of the Non-Recourse U.S. SPV Facility that was extinguished in October 2018, but excluding Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;

(iii)	The Non-Recourse Canada SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary;

(iv)	The Company's other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”);

(v)	Consolidating and eliminating entries representing adjustments to:

a.	eliminate intercompany transactions between or among us, the Subsidiary Guarantors, the Non-Recourse Canada SPV facility and the Subsidiary Non-Guarantors; and

b.	eliminate the investments in subsidiaries; and

(vi)	The Company and its subsidiaries on a consolidated basis.

For additional details, see Note 5, "Debt."

Condensed Consolidating Balance Sheets

	March 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash	$—	$107,208	$—	$31,506	$—	$138,714
Restricted cash	—	17,069	22,317	2,141	—	41,527
Loans receivable, net	—	221,408	203,837	39,350	—	464,595
Right of use asset - operating leases	—	76,528	—	37,744	—	114,272
Deferred income taxes	13,190	(13,190)	—	—	—	—
Income taxes receivable	47,236	(24,444)	—	1,643	—	24,435
Prepaid expenses and other	—	26,008	—	8,112	—	34,120
Property and equipment, net	—	42,536	—	24,251	—	66,787
Goodwill	—	105,922	—	26,903	—	132,825
Other intangibles, net	—	13,540	—	20,404	—	33,944
Intercompany receivable	—	135,608	—	—	(135,608)	—
Investment in subsidiaries	91,206	—	—	—	(91,206)	—
Other assets	—	14,910	—	637	—	15,547
Total assets	$151,632	$723,103	$226,154	$192,691	$(226,814)	$1,066,766
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$(2)	$43,133	$13,267	$(2,795)	$—	$53,603
Deferred revenue	—	4,427	39	2,189	—	6,655
Lease liability - operating leases	—	84,135	—	37,580	—	121,715
Accrued interest	4,744	21	627	—	—	5,392
Payable to CURO Holdings Corp.	(600,336)	600,336	—	—	—	—
CSO liability for losses	—	9,189	—	—	—	9,189
Debt	678,727	24,850	84,874	—	—	788,451
Intercompany payable	—	—	80,240	55,368	(135,608)	—
Other liabilities	—	8,932	—	163	—	9,095
Deferred tax liabilities	8,928	—	—	4,167	—	13,095
Total liabilities	92,061	775,023	179,047	96,672	(135,608)	1,007,195
Stockholders' equity (deficit)	59,571	(51,920)	47,107	96,019	(91,206)	59,571
Total liabilities and stockholders' equity	$151,632	$723,103	$226,154	$192,691	$(226,814)	$1,066,766

	December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash	$—	$44,727	$—	$30,515	$—	$75,242
Restricted cash	—	14,958	17,427	2,394	—	34,779
Loans receivable, net	—	286,881	220,067	52,045	—	558,993
Right of use asset - operating leases	—	74,845	—	42,608	—	117,453
Deferred tax asset	8,561	(3,506)	—	—	—	5,055
Income taxes receivable	19,690	(8,987)	—	723	—	11,426
Prepaid expenses and other	—	26,623	—	9,267	—	35,890
Property and equipment, net	—	43,618	—	27,193	—	70,811
Goodwill	—	91,131	—	29,478	—	120,609
Other intangibles, net	—	11,569	—	22,358	—	33,927
Intercompany receivable	—	113,599	—	—	(113,599)	—
Investment in subsidiaries	84,514	—	—	—	(84,514)	—
Other assets	—	17,006	—	704	—	17,710
Total assets	$112,765	$712,464	$237,494	$217,285	$(198,113)	$1,081,895
Liabilities and Stockholder's equity:
Accounts payable and accrued liabilities	$465	$48,333	$13,462	$(2,177)	$—	$60,083
Deferred revenue	—	6,828	46	3,296	—	10,170
Lease liability - operating leases	—	82,593	—	42,406	—	124,999
Accrued interest	18,975	1	871	—	—	19,847
Payable to CURO Holdings Corp.	(635,511)	635,511	—	—	—	—
CSO liability for losses	—	10,623	—	—	—	10,623
Debt	678,323	—	112,221	—	—	790,544
Intercompany payable	—	—	69,639	43,960	(113,599)	—
Other liabilities	—	10,285	—	379	—	10,664
Liabilities from discontinued operations	—	—	—	4,452	—	4,452
Total liabilities	(73,013)	794,174	196,239	142,668	(113,599)	1,031,382
Stockholders' equity	50,513	(81,710)	41,255	$124,969	(84,514)	50,513
Total liabilities and stockholders' equity	$(92,114)	$712,464	$237,494	$267,637	$(198,113)	$1,081,895

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$221,768	$34,026	$25,012	$—	$280,806
Provision for losses	—	86,041	19,732	7,763	—	113,536
Net revenue	—	135,727	14,294	17,249	—	167,270
Cost of providing services:
Salaries and benefits	—	16,912	—	9,095	—	26,007
Occupancy	—	7,825	—	6,191	—	14,016
Office	—	4,301	—	1,373	—	5,674
Other costs of providing services	—	8,204	—	1,451	—	9,655
Advertising	—	10,945	—	1,274	—	12,219
Total cost of providing services	—	48,187	—	19,384	—	67,571
Gross margin	—	87,540	14,294	(2,135)	—	99,699
Operating expense (income):
Corporate, district and other expenses	3,395	34,255	174	4,983	—	42,807
Intercompany management fee	—	(3,800)	730	3,070	—	—
Interest expense	14,636	210	2,620	(142)	—	17,324
Loss from equity method investment	—	1,618	—	—	—	1,618
Intercompany interest (income) expense	—	(1,441)	550	891	—	—
Total operating expense	18,031	30,842	4,074	8,802	—	61,749
Income (loss) from continuing operations before income taxes	(18,031)	56,698	10,220	(10,937)	—	37,950
Provision (benefit) for income tax expense	(23,247)	24,998	—	186	—	1,937
Net income (loss) from continuing operations	5,216	31,700	10,220	(11,123)	—	36,013
Discontinued operations:
Net income on discontinued operations	—	—	—	292	—	292
Net income (loss)	5,216	31,700	10,220	(10,831)	—	36,305
Equity in net income (loss) of subsidiaries:
CFTC	31,089	—	—	—	(31,089)	—
Guarantor Subsidiaries	—	31,700	—	—	(31,700)	—
Non-Guarantor Subsidiaries	—	(10,831)	—	—	10,831	—
SPV Subs		10,220	—	—	(10,220)	—
Net income (loss) attributable to CURO	$36,305	$62,789	$10,220	$(10,831)	$(62,178)	$36,305

	Three Months Ended March 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$226,119	$25,046	$26,774	$—	$277,939
Provision for losses	—	84,980	13,306	4,099	—	102,385
Net revenue	—	141,139	11,740	22,675	—	175,554
Cost of providing services:
Salaries and benefits	—	19,951	—	8,750	—	28,701
Occupancy	—	8,010	—	6,227	—	14,237
Office	—	3,889	—	1,224	—	5,113
Other costs of providing services	—	13,132	—	1,088	—	14,220
Advertising	—	6,354	—	1,432	—	7,786
Total cost of providing services	—	51,336	—	18,721	—	70,057
Gross margin	—	89,803	11,740	3,954	—	105,497
Operating expense (income):
Corporate, district and other expenses	2,342	41,538	25	5,183	—	49,088
Intercompany management fee	—	(3,403)	8	3,395	—	—
Interest expense	14,438	290	2,891	71	—	17,690
Intercompany interest (income) expense	—	(1,071)	—	1,071	—	—
Total operating expense	16,780	37,354	2,924	9,720	—	66,778
Income (loss) from continuing operations before income taxes	(16,780)	52,449	8,816	(5,766)	—	38,719
Provision (benefit) for income tax expense	(5,008)	14,020	—	1,034	—	10,046
Net (loss) income from continuing operations	(11,772)	38,429	8,816	(6,800)	—	28,673
Discontinued operations:
Net loss on discontinued operations	—	—	—	8,375	—	8,375
Net (loss) income	(11,772)	38,429	8,816	1,575	—	37,048
Equity in net income (loss) of subsidiaries:
CFTC	48,820	—	—	—	(48,820)	—
Guarantor Subsidiaries	—	38,429	—	—	(38,429)	—
Non-Guarantor Subsidiaries	—	1,575	—	—	(1,575)	—
SPV Subs	—	8,816	—		(8,816)	—
Net income (loss) attributable to CURO	$37,048	$87,249	$8,816	$1,575	$(97,640)	$37,048

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$6,517	$89,412	$48,035	$12,102	$(4,197)	$151,869
Net cash used in discontinued operating activities	—	—	—	390	—	390
Cash flows from investing activities:
Purchase of property, equipment and software	—	(3,237)	—	(421)	—	(3,658)
Originations of loans, net	—	(29,894)	(22,280)	(8,227)	—	(60,401)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)	—	—	—	(14,418)
Net cash used in continuing investing activities	—	(47,549)	(22,280)	(8,648)	—	(78,477)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	23,560	—	—	23,560
Payments on Non-Recourse Canada SPV facility	—	—	(42,497)	—	—	(42,497)
Proceeds from credit facilities	—	60,000	—	9,938	—	69,938
Payments on credit facilities	—	(35,000)	—	(9,938)	—	(44,938)
Payments to net share settle RSUs	(609)	—	—	—	—	(609)
Proceeds from exercise of stock options	—	126	—	—	—	126
Debt issuance costs paid	—	(150)	—	—	—	(150)
Repurchase of common stock	(5,908)	—	—	—	—	(5,908)
Dividends paid to CURO Group Holdings Corp.	2,247	(2,247)	—	—	—	—
Dividends paid to stockholders	(2,247)	—	—	—	—	(2,247)
Net cash (used in) provided by financing activities (1)	(6,517)	22,729	(18,937)	—	—	(2,725)

Effect of exchange rate changes on cash and restricted cash	—	—	(1,928)	(3,106)	4,197	(837)
Net increase in cash and restricted cash	—	64,592	4,890	738	—	70,220
Cash and restricted cash at beginning of period	—	59,685	17,427	32,909	—	110,021
Cash at end of period	$—	$124,277	$22,317	$33,647	$—	$180,241

	Three months ended March 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$67	$88,291	$53,969	$(1,574)	$246	$140,999
Net cash used in discontinued operating activities	—	—	—	(504)	—	(504)
Cash flows from investing activities:
Purchase of property, equipment and software	—	(2,430)	—	(689)	—	(3,119)
Originations of loans, net	—	(38,226)	(30,373)	3,652	—	(64,947)
Cash paid for Katapult investment	—	(1,568)	—	—	—	(1,568)
Net cash used in continuing investing activities	—	(42,224)	(30,373)	2,963	—	(69,634)
Net cash used in discontinued investing activities	—	—	—	(14,213)	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	3,762	—	—	3,762
Payments on Non-Recourse Canada SPV facility	—	—	(24,831)	—	—	(24,831)
Proceeds from credit facilities	—	15,000	—	15,478	—	30,478
Payments on credit facilities	—	(35,000)	—	(15,478)	—	(50,478)
Payments to net share settle RSUs	(37)	—	—	—	—	(37)
Proceeds from exercise of stock options	—	40	—	—	—	40
Debt issuance costs paid	(30)	—	(169)	—	—	(199)
Net cash used in provided by financing activities (1)	(67)	(19,960)	(21,238)	—	—	(41,265)

Effect of exchange rate changes on cash and restricted cash	—	—	262	1,922	(246)	1,938
Net increase (decrease) in cash and restricted cash	—	26,107	2,620	(11,406)	—	17,321
Cash and restricted cash at beginning of period	—	52,397	12,840	34,620	—	99,857
Cash at end of period	$—	$78,504	$15,460	$23,214	$—	$117,178
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by continuing operating activities	$151,869	$140,999
Net cash used in continuing investing activities	(78,477)	(69,634)
Net cash used in continuing financing activities	(2,725)	(41,265)

Continuing Operating Activities

Net cash provided by continuing operating activities for the three months ended March 31, 2020 was $151.9 million, primarily attributable to the effect of non-cash reconciling items of $137.7 million, which includes provision for loan losses of $113.5 million, offset by changes in our operating assets and liabilities which provided $21.9 million.

Net cash provided by continuing operating activities for the three months ended March 31, 2019 was $141.0 million, primarily attributable to net income of $28.7 million, provision for loan losses of $102.4 million and changes in our operating assets and liabilities of $12.1 million, partially offset by other non-cash expenses of $2.1 million. Major components of non-cash expenses include depreciation and amortization, provision for loan losses and share-based compensation expense.

Continuing Investing Activities

Net cash used in continuing investing activities for the three months ended March 31, 2020 was $78.5 million, primarily reflecting the net origination of loans of $60.4 million and the acquisition of Ad Astra for $14.4 million, net of cash received. Net origination of loans includes $30.1 million of cash inflows for California Unsecured and Secured Installment loans from December 31, 2019 to March 31, 2020 due to regulatory changes, effective January 1, 2020.

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

Continuing Financing Activities

Net cash used in continuing financing activities for the three months ended March 31, 2020 was $2.7 million, primarily due to $6.1 million of net proceeds on our debt facilities, offset by common stock repurchases of $5.9 million and cash dividends of $2.2 million.

Net cash provided by continuing financing activities for the three months ended March 31, 2019 was $41.3 million. During the quarter, we made a $20.0 million payment on the Senior Revolver to reduce the outstanding balance to zero and made net repayments of $20.9 million on the Non-Recourse Canada SPV Facility.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2019, as described in our 2019 Form 10-K.

Critical Accounting Policies and Estimates

Goodwill. We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

The U.S. and Canada operations are our two reporting units, as defined by FASB’s ASC 280 - Segment Reporting, for which we assess goodwill for impairment. As of the most recent annual goodwill impairment testing date (October 1, 2019), both reporting units' estimated fair valued exceeded its carrying value. As described in our 2019 Form 10-K, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. These and other macroeconomic factors, in general, were considered when performing the annual test on October 1, 2019.

In the first quarter of 2020, we performed an interim assessment of goodwill on both reporting units to consider whether current events or circumstances, attributable to uncertainty caused by COVID-19, resulted in a more likely than not reduction in the fair value of the reporting units below their respective carrying values.

Canada Reporting Unit

As part of our quantitative testing process for goodwill of the Canada reporting unit, we estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant assumptions used in the discounted cash flow approach are revenue growth rates, gross margin, EBITDA margins, discount rate and long-term revenue growth rate. The cash flow forecasts of the reporting unit, which we updated to reflect the uncertainty caused by COVID-19, are based on management’s long-term view of our markets and are the forecasts that senior management and the Board of Directors use to evaluate the Company's overall and individual reporting unit operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

As of March 31, 2020, no impairment of goodwill existed for the Canada reporting unit. Testing did indicate that the fair value of the Canada reporting unit exceeded its carrying value by less than 5%. This reduction in fair value of the Canada reporting unit, which was previously greater than 10% at the time of the October 1, 2019 annual impairment test, was primarily driven by significant uncertainty surrounding the effect that the COVID-19 pandemic will have on the reporting unit’s near-term cash flows, triggering a decrease in the reporting unit's forecasted near-term cash flows. The length of time and extent to which the pandemic will impact our customers remains unclear, and assumptions used in the discounted cash flow approach reflect management's estimates as of the date of this filing.

U.S. Reporting Unit

After performing a similar interim impairment test for the U.S. reporting unit as that for the Canada reporting unit utilizing a discounted cash flow method, which was adjusted for considerations related to COVID-19, we concluded that the fair value continues to be significantly in excess of the carrying value.

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2020:

(in thousands)	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
U.S.	$105,922	79.7%	$91,131	75.6%
Canada	26,903	20.3%	29,478	24.4%
Total Goodwill	$132,825		$120,609

There continues to be uncertainty surrounding the macroeconomic factors for the Canada reporting unit. Changes in the expected length of the current downturn, timing of recovery, or long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2019, as described in our 2019 Form 10-K.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K for the year ended December 31, 2019. There have been no material changes to the amounts presented therein.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2020.

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

Internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 13, "Contingent Liabilities" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
There were no material changes to our risk factors as described in our 2019 Form 10-K for the year ended December 31, 2019 or in our Current Report on Form 8-K filed on April 8, 2020, except for the following:

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

In addition, Our Non-Recourse Canada SPV Facility and Non-Recourse U.S. SPV Facility contain default, delinquency and net spread ratio limits and our Non-Recourse U.S. SPV Facility also contains a cash collection percentage limit on the receivables pledged to each facility. If these limits were exceeded, it would potentially impact our ability to draw under the terms of these agreements. Further, in certain instances, if ratios are exceeded, we may be required to redirect all excess cash to the credit providers. These limits are calculated based on the portfolio collateralizing the respective credit line.

Failure to comply with our debt covenants could have a material adverse effect on our liquidity, results of operation or financial condition if we are either unable to access capital at such time that it is critical to our business or if we are required to reduce our outstanding indebtedness.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The 2017 Incentive Plan permits the netting of common stock upon vesting of restricted stock units to satisfy individual tax withholding requirements. See Note 6, "Share-Based Compensation" for additional information regarding the 2017 Incentive Plan. During the quarter ended March 31, 2020, we reacquired 75,968 shares of common stock related to such tax withholdings. See Note 18, "Share Repurchase Program" for additional information regarding share repurchases during the first quarter of 2020.

The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1) (In millions)
January 2020	408,059	$10.53	397,500	$0.6
February 2020	85,695	10.11	81,544	24.8
March 2020	122,976	6.87	61,718	—
Total	616,730	$9.74	540,762	$—
(1) Includes shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 6, "Share-Based Compensation" of the Notes to unaudited Consolidated Financial Statements for additional details on our stock-based compensation plans.

(2) As of the end of the period.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

On March 25, 2020, the Company and two of its wholly owned subsidiaries (CURO Canada Receivables GP Inc. and CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc.) entered into an Amendment Agreement to Credit Agreement and Guaranty (the “Amendment”), which amended the (i) Credit Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General partner, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd., as Lender, Waterfall Asset Management, LLC, as Administrative Agent and the other Lenders party thereto and the (ii) Guaranty, dated as of August 2, 2018, among CURO Group Holdings Corp., LendDirect Corp., Cash Money Cheque Cashing Inc., CURO Canada Receivables Limited Partnership, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd. and Waterfall Asset Management, LLC (the “Guaranty”). The Amendment aligns the measurement of the net worth covenant to the Company’s reporting of GAAP Stockholders’ Equity and establishes the minimum that the Company is required to maintain, which will be tested as of the end of each fiscal quarter beginning with the quarter ended March 31, 2020. The Amendment also includes immaterial administrative amendments to the Guaranty.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description
10.1	Loan and Security Agreement by and among CURO Receivables Finance II, LLC; Atalaya Asset Income Fund VI LP; and Midtown Madison Management LLC, as administrative agent, dated as of April 8, 2020.*+
10.2
Indemnity Guaranty by CURO Financial Technologies Corp.; CURO Group Holdings Corp.; CURO Intermediate Holdings Corp.; CURO Receivables Holdings II, LLC; and CURO Management LLC for the benefit of Midtown Madison Management, LLC, dated as of April 8, 2020.*

10.3	Servicing Agreement between CURO Receivables Finance II, LLC and CURO Management, LLC, dated as of April 8, 2020.*
10.4	Loan Purchase Agreement (Tier I) by and between CURO Receivables Holdings II, LLC and certain wholly-owned subsidiaries of CURO Group Holdings Corp., dated as of April 8, 2020.*
10.5	Loan Purchase Agreement (Tier II) by and between CURO Receivables Finance II, LLC and CURO Receivables Holdings II, LLC, dated as of April 8, 2020.*
10.6
Amendment Agreement to Credit Agreement and Guaranty by and among CURO Canada Receivables Limited Partnership, by its general partner, CURO Canada Receivables GP Inc.; CURO Canada Receivables, Inc.; CURO Group Holdings Corp.; WF Marlie 2018-1, LTD; Waterfall Asset Management, LLC; LendDirect Corp.; and Cash Money Cheque Cashing Inc., dated as of March 25, 2020.* +

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
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 4, 2020, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the quarter ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements*

* Filed herewith.
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the Company if publicly disclosed.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2020                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer