Form 10-Q
period 2020-06-30
CURO Group Holdings Corp.
filed 2020-08-05
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At August 3, 2020 there were 40,885,113 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
SECOND QUARTER ENDED JUNE 30, 2020

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 in Payday, Vehicle Title and Certain high Cost Installment loans.
2019 Proposed Rule	The subsequent CFPB rulemaking process which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule.
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
Ad Astra	Ad Astra Recovery Services, Inc., our former provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details.
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
Bps	Basis points
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Cash Money	Cash Money Cheque Cashing Inc., a Canadian subsidiary
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The unaudited condensed consolidated financial statements presented in this Form 10-Q
COVID-19	An infectious disease caused by the 2019 novel coronavirus
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FFL	Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds, a related party to the Company
Form 10-Q	Quarterly Report on Form 10-Q for the three and six months period ended June 30, 2020
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not include in the Condensed Consolidated Financial Statements
Katapult	Cognical Holdings, Inc. (formerly known as Zibby), a private lease-to-own platform for online, brick and mortar and omni-channel retailers
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse U.S. SPV Facility	A four year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met

Term or abbreviation	Definition
OCCC	Texas Office of Consumer Credit Commissioner
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility
SRC	Smaller Reporting Company as defined by the SEC
Stride Bank	In 2019, we partnered with Stride Bank, N.A. to launch a bank-sponsored Unsecured Installment loan originated by Stride Bank. We market and service loans on behalf of Stride Bank and the bank licenses our proprietary credit decisioning for Stride Bank's scoring and approval.
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties.
U.K. Subsidiaries	collectively, Curo Transatlantic Limited ("CTL") and SRC Transatlantic Limited
U.S.	United States of America
US GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$269,342	$75,242
Restricted cash (includes restricted cash of consolidated VIEs of $39,248 and $17,427 as of June 30, 2020 and December 31, 2019, respectively)	63,274	34,779
Gross loans receivable (includes loans of consolidated VIEs of $290,828 and $244,492 as of June 30, 2020 and December 31, 2019, respectively)	456,512	665,828
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $47,988 and $24,425 as of June 30, 2020 and December 31, 2019, respectively)	(76,455)	(106,835)
Loans receivable, net	380,057	558,993
Income taxes receivable	18,805	11,426
Prepaid expenses and other	32,860	35,890
Property and equipment, net	64,259	70,811
Right of use asset - operating leases	111,860	117,453
Deferred tax assets	—	5,055
Goodwill	133,977	120,609
Other intangibles, net	35,707	33,927
Other assets	17,018	17,710
Total Assets	$1,127,159	$1,081,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $20,567 and $13,462 as of June 30, 2020 and December 31, 2019, respectively)	$63,960	$60,083
Deferred revenue	4,974	10,170
Lease liability - operating leases	119,767	124,999
Accrued interest (includes accrued interest of consolidated VIEs of $1,030 and $871 as of June 30, 2020 and December 31, 2019, respectively)	20,005	19,847
Liability for losses on CSO lender-owned consumer loans	5,164	10,623
Debt (includes debt and issuance costs of consolidated VIEs of $126,315 and $5,630 as of June 30, 2020 and $115,243 and $3,022 as of December 31, 2019, respectively)	799,828	790,544
Other long-term liabilities	11,461	10,664
Deferred tax liabilities	9,058	4,452
Total Liabilities	1,034,217	1,031,382
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,039,848 and 46,770,765 shares issued; and 40,884,545 and 41,156,224 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 6,155,303 and 5,614,541 shares as of the respective period ends	(77,852)	(72,343)
Paid-in capital	74,079	68,087
Retained earnings	147,301	93,423
Accumulated other comprehensive loss	(50,595)	(38,663)
Total Stockholders' Equity	92,942	50,513
Total Liabilities and Stockholders' Equity	$1,127,159	$1,081,895

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$182,509	$264,300	$463,315	$542,239
Provision for losses	50,693	112,010	164,229	214,395
Net revenue	131,816	152,290	299,086	327,844

Cost of providing services
Salaries and benefits	24,723	26,086	50,730	54,787
Occupancy	13,043	13,932	27,059	28,169
Office	3,800	5,457	9,474	10,570
Other costs of providing services	8,001	12,854	17,656	27,074
Advertising	5,750	12,780	17,969	20,566
Total cost of providing services	55,317	71,109	122,888	141,166
Gross margin	76,499	81,181	176,198	186,678

Operating expense
Corporate, district and other expenses	36,781	35,290	79,588	84,378
Interest expense	18,311	17,023	35,635	34,713
(Gain) loss from equity method investment	(741)	3,748	877	3,748
Total operating expense	54,351	56,061	116,100	122,839
Income from continuing operations before income taxes	22,148	25,120	60,098	63,839
Provision for income taxes	1,068	7,453	3,005	17,499
Net income from continuing operations	21,080	17,667	57,093	46,340
Net income (loss) from discontinued operations, before income tax	1,324	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	331	834	$429	$(46,589)
Net income (loss) from discontinued operations	993	(834)	$1,285	$7,541
Net income	$22,073	$16,833	$58,378	$53,881

Basic earnings (loss) per share:
Continuing operations	$0.52	$0.38	$1.40	$1.00
Discontinued operations	0.02	(0.02)	0.03	0.16
Basic earnings per share	$0.54	$0.36	$1.43	$1.16

Diluted earnings (loss) per share:
Continuing operations	$0.51	$0.38	$1.37	$0.98
Discontinued operations	0.02	(0.02)	0.03	0.16
Diluted earnings per share	$0.53	$0.36	$1.40	$1.14

Weighted average common shares outstanding:
Basic	40,810	46,451	40,814	46,438
Diluted	41,545	47,107	41,686	47,335

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$22,073	$16,833	$58,378	$53,881
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of $0 tax in both periods	10,261	3,635	(11,932)	20,330
Other comprehensive (loss) income	10,261	3,635	(11,932)	20,330
Comprehensive income	$32,334	$20,468	$46,446	$74,211

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income from continuing operations	$57,093	$46,340
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	8,954	9,571
Provision for loan losses	164,229	214,395
Amortization of debt issuance costs and bond discount	1,600	1,568
Deferred income tax (benefit) expense	9,861	(3,596)
Loss on disposal of property and equipment	116	1,834
Loss from equity method investment	877	3,748
Share-based compensation	6,504	4,816
Changes in operating assets and liabilities:
Accrued interest on loans receivable	28,654	(1,171)
Prepaid expenses and other assets	3,286	16,344
Other assets	99	(6,893)
Accounts payable and accrued liabilities	965	9,527
Deferred revenue	(5,040)	(915)
Income taxes payable	—	25,123
Income taxes receivable	(7,413)	(8,253)
Accrued interest	200	(1,247)
Other liabilities	815	1,128
Net cash provided by continuing operating activities	270,800	312,319
Net cash provided by (used in) discontinued operating activities	1,714	(504)
Net cash provided by operating activities	272,514	311,815
Cash flows from investing activities
Purchase of property and equipment	(4,724)	(6,164)
Loans receivable originated or acquired	(648,044)	(879,081)
Loans receivable repaid	616,223	661,882
Investments in Katapult	—	(4,368)
Acquisition of Ad Astra, net of acquiree's cash received	(14,418)	—
Net cash used in continuing investing activities	(50,963)	(227,731)
Net cash used in discontinued investing activities	—	(14,213)
Net cash used in investing activities	(50,963)	(241,944)
Cash flows from financing activities
Proceeds from Non-Recourse U.S. SPV facility	35,206	—
Proceeds from Non-Recourse Canada SPV facility	23,180	3,750
Payments on Non-Recourse Canada SPV facility	(41,812)	(24,752)
Debt issuance costs paid	(3,531)	(198)
Proceeds from credit facilities	69,778	68,002
Payments on credit facilities	(69,778)	(88,002)
Payments on subordinated stockholder debt	—	(2,245)
Proceeds from exercise of stock options	126	27
Payments to net share settle restricted stock units vesting	(638)	—
Repurchase of common stock	(5,908)	(1,762)
Dividends paid to stockholders	(4,500)	—
Net cash provided by (used in) financing activities (1)	2,123	(45,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,079)	1,461
Net increase in cash, cash equivalents and restricted cash	222,595	26,152
Cash, cash equivalents and restricted cash at beginning of period	110,021	99,857
Cash, cash equivalents and restricted cash at end of period	$332,616	$126,009
(1) Financing activities were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and 2019 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows:

	June 30,
	2020	2019
Cash and cash equivalents	$269,342	$92,297
Restricted cash (includes restricted cash of consolidated VIEs of $39,248 and $14,819 as of June 30, 2020 and June 30, 2019, respectively)	63,274	33,712
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$332,616	$126,009

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

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with US GAAP, and with the accounting policies described in its 2019 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2020.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC as defined by the SEC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2020, and it will reevaluate its status as of June 30, 2021.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments (consisting only of adjustments of a normal and recurring nature) which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.

COVID-19

A novel strain of coronavirus, COVID-19, surfaced in late 2019 and has subsequently spread worldwide, including to the U.S. and Canada. On March 11, 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Macroeconomic conditions, in general, and the Company's operations have been significantly affected by the COVID-19 pandemic and there are no reliable estimates of how long the pandemic will last or the scope or magnitude of its near-term or long-term impact. Resurgences of the pandemic in various states in which the Company operates also adds uncertainty as jurisdictions establish protocols to lessen the burden of these cases, as described further below. Refer to Note 3, "Loans Receivable and Revenue" for an explanation of the effect of the pandemic on the Company's loans receivable and the allowance for loan losses as of June 30, 2020.

In response to the pandemic, various governmental bodies have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. However, CURO's operations have been designated as essential financial services by federal guidelines and local regulations. As a provider of an essential service, the Company remains focused on protecting the health and well being of its employees, customers and the communities in which it operates while assuring the continuity of its business operations. While CURO continues serving its customers through both store and online channels, store hours are reduced, enhanced cleaning protocols for all facilities are in place, and social distancing guidelines are in effect to aid in combating the spread of the pandemic.

On March 27, 2020, the U.S. government enacted the CARES Act, which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes incurred subsequent to the date of enactment. The Company expects to delay payment of employer payroll taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.

The CARES Act also included two provisions that directly impacted the demand for the Company's products as well as its customers’ ability to make payments on their existing loans. The CARES Act included one-time Economic Impact Payments to American households of up to $1,200 per adult for individuals whose income was less than $99,000 (or $198,000 for tax joint filers) and $500 per child under 17 years old, up to $3,400 for a family of four if certain eligibility criteria were met. The CARES Act also provided Unemployment benefit expansion, including (i) an additional $600 federal stimulus payment automatically added to each week of state benefits received between March 29 and July 25, 2020; (ii) expanded Pandemic Unemployment Assistance coverage to self-employed workers, independent contractors, people with limited employment history and people who have used all of their regular unemployment insurance benefits; and (iii) Pandemic Emergency Unemployment Compensation, which extends unemployment insurance benefits from 26 weeks to 39 weeks within a 12-month benefit year.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 18, 2020, the Canadian government announced a set of pandemic measures as part of the Government of Canada’s COVID-19 Economic Response Plan. This plan included several provisions that directly impacted the demand for the Company's products as well as its customers’ ability to make payments on their existing loans, including (i) the Canada Emergency Response Benefit which provides a $2,000 benefit every four weeks for 24 weeks to eligible workers who become unemployed or under-employed as a result of COVID-19; (ii) a $300 per child Canada Child Benefit paid on May 20, 2020; (iii) a one-time special payment through Canada’s Goods and Services Tax credit for low and modest-income families that averages $400 for individuals and $600 for couples; and iv) temporary wage increases for low-income essential workers funded at the federal level but disbursed at the provincial level.

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

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Ad Astra Acquisition
On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for total consideration of $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the unaudited Condensed Consolidated Financial Statements. Prior to the acquisition, all costs related to Ad Astra were included in "Other costs of providing services." Following the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. See Note 17, "Acquisition" for further information.
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

Equity Investment in Unconsolidated Entity

The Company holds an equity investment in Katapult, a private lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. As of June 30, 2020, the Company owned 42.5% of Katapult. The Company records the equity method investment in "Other assets" on the unaudited Condensed Consolidated Balance Sheets. See Note 8, "Fair Value Measurements" for additional detail on Katapult's fair value considerations.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions, such as those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Some of the significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Troubled Debt Restructuring

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under US GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted. In light of the COVID-19 pandemic, the Company established an enhanced Customer Care Program, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

The Company records its allowance for loan losses related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so until the loan is paid off or charged off. A TDR is charged off consistent with the Company's policies for the related loan product. For additional information on the Company's loss recognition policy, see the Company's 2019 Form 10-K.

Refer to Note 3, "Loans Receivable and Revenue" for further information on TDRs as of June 30, 2020.

Goodwill

The annual impairment review for goodwill, performed as of October 1, consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

During the fourth quarter of 2019, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. In the second quarter of 2020, the Company performed an interim qualitative assessment of goodwill on both reporting units to consider whether current events or circumstances, attributable to uncertainty caused by COVID-19, resulted in a more-likely-than-not determination that the fair values of the reporting units fell below their respective carrying values. The Company did not record an impairment loss during the six months ended June 30, 2020 as a result of its interim qualitative assessment of either reporting unit.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and 11 in November 2019, and ASU 2020-02 in February 2020. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualify as an SRC, for which the Company currently qualifies. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. As issued, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements.

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

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact that adoption of ASU 2020-04 will have on its Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in Topic 740. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

As of June 30, 2020, the Company held two credit facilities whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on the Non-Recourse U.S. SPV facility, entered into in April 2020, and the Non-Recourse Canada SPV facility, entered into in August 2018.

The Company determined that it is the primary beneficiary of the VIEs and is required to consolidate the entities. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Balance Sheets. As required, CURO parenthetically discloses on the unaudited Condensed Consolidated Balance Sheets the VIEs' assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs' creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the VIE subsidiaries were as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets
Restricted cash	$39,248	$17,427
Loans receivable less allowance for loan losses	242,840	220,067
Prepaid expenses and other	699	—
Total Assets	$282,787	$237,494
Liabilities
Accounts payable and accrued liabilities	$20,567	$13,462
Deferred revenue	111	46
Accrued interest	1,030	871
Intercompany payable	57,836	69,639
Debt	120,685	112,221
Total Liabilities	$200,229	$196,239

NOTE 3 – LOANS RECEIVABLE AND REVENUE

COVID-19 impacted CURO's customers and overall credit performance. During the second quarter of 2020, federal governments in the U.S. and Canada provided various stimulus and income stability payments, which, among other impacts, resulted in lower demand for the Company's products and lower than expected NCOs. Ongoing impacts from and risks related to COVID-19 have caused continued uncertainty regarding the performance of NCOs over the loss-development period as of June 30, 2020. The Company has maintained its historical allowance approach, but has adjusted future loss estimates for changes in past-due gross loans receivable due to market conditions at June 30, 2020 caused by COVID-19. The estimates and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and which are indicative of conditions occurring as of June 30, 2020.

Additionally, as a result of COVID-19, the Company enhanced its Customer Care Program and began modifying loans for borrowers that experienced financial distress, as discussed in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the tables below.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unsecured Installment	$70,429	$122,112	$192,838	$257,890
Secured Installment	19,401	26,076	45,687	53,553
Open-End	56,736	54,972	127,718	107,841
Single-Pay	22,732	45,528	67,889	92,289
Ancillary	13,211	15,612	29,183	30,666
Total revenue(1)	$182,509	$264,300	$463,315	$542,239
(1) Includes revenue from CSO programs of $37.8 million and $63.6 million for the three months ended June 30, 2020 and 2019, respectively, and $105.8 million and $127.8 million for the six months ended June 30, 2020 and 2019, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	June 30, 2020
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$36,130	$63,835	$44,675	$253,948	$398,588
Delinquent loans receivable	—	17,766	8,950	31,208	57,924
Total loans receivable	36,130	81,601	53,625	285,156	456,512
Less: allowance for losses	(2,802)	(18,451)	(7,883)	(47,319)	(76,455)
Loans receivable, net	$33,328	$63,150	$45,742	$237,837	$380,057
(1) Of the $36.1 million of Single-Pay receivables, $8.1 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	June 30, 2020
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$5,207	$3,500	$11,743	$20,450
31-60 days past due	3,825	2,157	7,225	13,207
61 + days past due	8,734	3,293	12,240	24,267
Total delinquent loans receivable	$17,766	$8,950	$31,208	$57,924

	December 31, 2019
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$81,447	$117,682	$70,565	$285,452	$555,146
Delinquent loans receivable	—	43,100	17,510	50,072	110,682
Total loans receivable	81,447	160,782	88,075	335,524	665,828
Less: allowance for losses	(5,869)	(35,587)	(10,305)	(55,074)	(106,835)
Loans receivable, net	$75,578	$125,195	$77,770	$280,450	$558,993
(1) Of the $81.4 million of Single-Pay receivables, $22.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2019
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$15,369	$8,039	$21,823	$45,231
31-60 days past due	12,403	4,885	13,191	30,479
61 + days past due	15,328	4,586	15,058	34,972
Total delinquent loans receivable	$43,100	$17,510	$50,072	$110,682

The following tables summarize loans guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	June 30, 2020
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$29,063	$887	$29,950
Delinquent loans receivable guaranteed by the Company	4,019	123	4,142
Total loans receivable guaranteed by the Company	33,082	1,010	34,092
Less: Liability for losses on CSO lender-owned consumer loans	(5,128)	(36)	(5,164)
Loans receivable guaranteed by the Company, net	$27,954	$974	$28,928

	June 30, 2020
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$3,411	$104	$3,515
31-60 days past due	347	11	358
61+ days past due	261	8	269
Total delinquent loans receivable	$4,019	$123	$4,142

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$61,840	$1,944	$63,784
Delinquent loans receivable guaranteed by the Company	12,477	392	12,869
Total loans receivable guaranteed by the Company	74,317	2,336	76,653
Less: Liability for losses on CSO lender-owned consumer loans	(10,553)	(70)	(10,623)
Loans receivable guaranteed by the Company, net	$63,764	$2,266	$66,030

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,392	$326	$10,718
31-60 days past due	1,256	40	1,296
61 + days past due	829	26	855
Total delinquent loans receivable	$12,477	$392	$12,869

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended June 30, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$4,693	$28,965	$9,726	$56,458	$—	$99,842
Charge-offs	(21,168)	(30,129)	(11,747)	(37,784)	(750)	(101,578)
Recoveries	21,766	7,019	2,961	6,100	398	38,244
Net charge-offs	598	(23,110)	(8,786)	(31,684)	(352)	(63,334)
Provision for losses	(2,588)	12,584	6,943	21,341	352	38,632
Effect of foreign currency translation	99	12	—	1,204	—	1,315
Balance, end of period	$2,802	$18,451	$7,883	$47,319	$—	$76,455
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$9,142	$47	$—	$—	$9,189
Decrease in liability	—	4,014	11	—	—	4,025
Balance, end of period	$—	$5,128	$36	$—	$—	$5,164

	Three Months Ended June 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$3,897	$33,666	$9,796	$46,963	$—	$94,322
Charge-offs	(35,759)	(37,336)	(10,295)	(30,688)	(1,342)	(115,420)
Recoveries	24,301	5,366	2,693	5,537	822	38,719
Net charge-offs	(11,458)	(31,970)	(7,602)	(25,151)	(520)	(76,701)
Provision for losses	12,446	33,514	7,802	29,373	520	83,655
Effect of foreign currency translation	56	13	—	532	—	601
Balance, end of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$8,583	$78	$—	$—	$8,661
Increase in liability	—	(850)	7	—	—	(843)
Balance, end of period	$—	$9,433	$71	$—	$—	$9,504

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$5,869	$35,587	$10,305	$55,074	$—	$106,835
Charge-offs	(61,689)	(68,687)	(24,857)	(81,293)	(2,028)	(238,554)
Recoveries	51,770	12,802	5,870	12,511	977	83,930
Net charge-offs	(9,919)	(55,885)	(18,987)	(68,782)	(1,051)	(154,624)
Provision for losses	7,051	38,766	16,565	62,332	1,051	125,765
Effect of foreign currency translation	(199)	(17)	—	(1,305)	—	(1,521)
Balance, end of period	$2,802	$18,451	$7,883	$47,319	$—	$76,455
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$—	$10,623
Decrease in liability	—	5,425	34	—	—	5,459
Balance, end of period	$—	$5,128	$36	$—	$—	$5,164

	Six Months Ended June 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(72,280)	(81,573)	(22,966)	(34,326)	(2,693)	(213,838)
Recoveries	52,212	11,684	5,816	10,696	1,721	82,129
Net charge-offs	(20,068)	(69,889)	(17,150)	(23,630)	(972)	(131,709)
Provision for losses	20,714	67,359	14,955	54,690	972	158,690
Effect of foreign currency translation	106	37	—	756	—	899
Balance, end of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$11,582	$425	$—	$—	$12,007
Decrease (increase) in liability	—	2,149	354	—	—	2,503
Balance, end of period	$—	$9,433	$71	$—	$—	$9,504

As of June 30, 2020, Installment and Open-End loans classified as nonaccrual were approximately $8.9 million and $5.3 million, respectively. As of December 31, 2019, Installment and Open-End loans classified as nonaccrual were approximately $16.6 million and $7.9 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the allowance for loan losses as delinquencies are a primary input into the Company's roll rate-based model.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

TDR LOANS RECEIVABLE

The table below presents TDRs included in gross loans receivable and the impairment included in the allowance for loan losses (in thousands):

As of June 30, 2020
Current TDR gross receivables	$13,803
Delinquent TDR gross receivables	6,534
Total TDR gross receivables	20,337
Less: Impairment included in the allowance for loan losses	(9,043)
Outstanding TDR receivables, net of impairment	$11,294

There were no TDR's as of December 31, 2019.
The tables below reflect new loans modified and classified as TDRs during the periods presented (in thousands):

Three and Six Months Ended June 30, 2020
Pre-modification TDR loans receivable	$24,069
Post-modification TDR loans receivable	21,390
Total concessions included in gross charge-offs	$2,679

There was $0.9 million of loans classified as TDRs that were charged off and included as a reduction in the allowance for loan losses during the three and six months ended June 30, 2020. The Company had commitments to lend additional funds of approximately $1.8 million to customers with available and unfunded Open-End loans classified as TDRs as of June 30, 2020.

The table below presents the Company's average outstanding TDR loans receivable and interest income recognized on TDR loans for the three and six months ended June 30, 2020 (in thousands):

Three and Six Months Ended June 30, 2020
Average outstanding TDR loans receivable (1)	$20,864
Interest income recognized	4,396
Number of TDR loans (2)	21,512
(1) As there were no TDRs prior to April 1, 2020, the average outstanding TDR loans receivable is calculated based on the amount immediately after the loan was classified as a TDR and the ending TDR balance as of June 30, 2020.

(2) Presented in ones

There were no loans classified as TDRs during the three and six month periods ended June 30, 2019.

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $3.8 million and $14.7 million at June 30, 2020 and December 31, 2019, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range up to six months. See the 2019 Form 10-K for further details of the Company's accounting policy.

As of June 30, 2020 and December 31, 2019, the incremental maximum amount payable under all such guarantees was $28.6 million and $62.7 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover some or the entire amount from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders. Liability for losses on CSO loans Guaranteed by the Company was $5.2 million and $10.6 million at June 30, 2020 and December 31, 2019, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company placed $3.4 million and $6.2 million in collateral accounts for the benefit of lenders at June 30, 2020 and December 31, 2019, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of June 30, 2020 and December 31, 2019 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
8.25% Senior Secured Notes (due 2025)	$679,143	$678,323
Non-Recourse U.S. SPV Facility	31,896	—
Non-Recourse Canada SPV Facility	88,789	112,221
Debt	$799,828	$790,544

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the remaining balance of capitalized financing costs of $10.9 million, net of amortization, is included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

Non-Recourse U.S. SPV Facility

In April, 2020, Curo Receivables Finance II, LLC, a bankruptcy-remote special purpose vehicle (the “U.S. SPV Borrower”) and an indirect wholly-owned subsidiary of the Company, entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of June 30, 2020, the Non-Recourse U.S. SPV Facility provided for $100.0 million of borrowing capacity. On July 31, 2020, the Company obtained additional commitments, which increased its capacity to $200.0 million. See Note 19, "Subsequent Events" for additional information.

The Non-Recourse U.S. SPV Facility is secured by a first lien against all assets of the U.S. SPV Borrower. The lenders will make advances against the principal balance of the eligible Installment, Open-End and bank partner loans sold to the U.S. SPV Borrower. The initial advance rate is 65% and, subject to certain conditions, may increase to up to 90% beginning October 1, 2020. Interest accrues at an annual rate of one-month LIBOR plus (i) prior to the increase in commitments, 9.75% and (ii) from and after the increase in commitments, 5.75%. The U.S. SPV Borrower will pay the lenders additional interest if it does not borrow minimum specified percentages of the available commitments and a monthly 0.50% per annum commitment fee on the unused portion of the commitments. Advances under the Non-Recourse U.S. SPV Facility will be subject to a 1.0% original issue discount against the maximum commitment. The Non-Recourse U.S. SPV Facility may not be prepaid prior to April 8, 2021. Prepayments incur a fee equal to (a) prior to September 8, 2021, 3.0% of the aggregate commitments, (b) thereafter, until March 8, 2022, 2.0% of the aggregate commitments, and (c) thereafter, zero.

As of June 30, 2020, outstanding borrowers under the Non-Recourse U.S. SPV Facility were $31.9 million, net of deferred financing costs of $3.3 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 2, "Variable Interest Entities."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership, a bankruptcy-remote special purpose vehicle (the "Canada SPV Borrower") and a wholly-owned subsidiary, entered into the Non-Recourse Canada SPV Facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million. The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to September 2, 2023.

As of June 30, 2020, outstanding borrowings under the Non-Recourse Canada SPV Facility were $88.8 million, net of deferred financing costs of $2.3 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Senior Revolver

The Company maintains the Senior Revolver that provides $50.0 million of borrowing capacity, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term has been extended to June 30, 2021. The Senior Revolver accrues interest at one-month LIBOR plus 5.00% (subject to a 5% overall minimum). The Senior Revolver is syndicated with participation by four banks.

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

The revolver was undrawn at June 30, 2020.

Cash Money Revolving Credit Facility

Cash Money maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is the percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of June 30, 2020, the borrowing capacity under the Cash Money Revolving Credit Facility, was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at June 30, 2020.

NOTE 6 – SHARE-BASED COMPENSATION

The Company's stockholder-approved 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustments, which may be issued in the form of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards and other awards that may be settled in or based on common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, terminate, are canceled for any reason or are forfeited by the recipient.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units
Grants of time-based RSUs are valued at the date of grant based on the closing market price of common stock and are expensed using the straight-line method over the service period. Time-based RSUs typically vest over a three-year period.

Grants of market-based RSUs are valued using the Monte Carlo simulation pricing model. The market-based RSUs vest after three years if the Company's total stockholder return over the three-year performance period meets a specified target relative to other companies in its selected peer group. Expense recognition for the market-based RSUs occurs over the service period using the straight-line method.

Unvested shares of RSUs generally are forfeited upon termination of employment, or failure to achieve the required performance condition, if applicable.

A summary of the activity of time-based and market-based unvested RSUs as of June 30, 2020 and changes during the six months ended June 30, 2020 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2019	1,061,753	394,861	$11.47
Granted	679,413	368,539	10.42
Vested	(307,142)	—	11.34
Forfeited	(24,025)	(4,687)	11.99
June 30, 2020	1,409,999	758,713	$10.97

Share-based compensation expense for the three months ended June 30, 2020 and 2019, which includes compensation costs from stock options and RSUs, was $3.3 million and $2.6 million, respectively, and during the six months ended June 30, 2020 and 2019 was $6.5 million and $4.8 million, respectively. Share-based compensation expense is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of June 30, 2020, there was $17.2 million of total unrecognized compensation cost related to stock options and RSUs, of which $12.0 million related to time-based RSUs and $5.0 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.9 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 5.0% and 27.4% for the six months ended June 30, 2020 and 2019, respectively. The decrease in effective income tax rate was primarily due to a tax benefit from the CARES Act, which was enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously-paid Federal income taxes. In the first quarter of 2020, the Company recorded an income tax benefit of $9.1 million related to the carry-back NOL from tax years 2018 and 2019, which will offset income earned in years prior to the 2017 tax reform and generate a refund of previously paid taxes at a 35% statutory rate. Additionally, in the second quarter of 2020, the Company recorded a tax benefit of $4.6 million from the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. This benefit was partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million.

Losses from the Company's equity method investment in Katapult for the six months ended June 30, 2020 are not tax deductible, thus increasing the above effective income tax rate.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $185.2 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $9.3 million. In the event the earnings were distributed to the U.S. legal entities, the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$6,409	$6,409	$—	$—	$6,409
Financial liabilities:
Non-qualified deferred compensation plan	$4,292	$4,292	$—	$—	$4,292

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$269,342	$269,342	$—	$—	$269,342
Restricted cash	63,274	63,274	—	—	63,274
Loans receivable, net	380,057	—	—	380,057	380,057
Equity method investment	9,191	—	—	9,191	9,191
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$5,164	$—	$—	$5,164	$5,164
8.25% Senior Secured Notes	679,143	—	543,111	—	543,111
Non-Recourse U.S. SPV facility	31,896	—	—	35,206	35,206
Non-Recourse Canada SPV facility	88,789	—	—	91,109	91,109

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2019 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$75,242	$75,242	$—	$—	$75,242
Restricted cash	34,779	34,779	—	—	34,779
Loans receivable, net	558,993	—	—	558,993	558,993
Equity method investment	10,068	—	—	10,068	10,068
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$10,623	$—	$—	$10,623	$10,623
8.25% Senior Secured Notes	678,323	—	596,924	—	596,924
Non-Recourse Canada SPV facility	112,221	—	—	115,243	115,243

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

During 2019, Katapult completed an incremental equity round at a value per share less than the value per share raised in prior raises. This round included additional investments from existing shareholders and investments by new investors, and was considered indicative of the fair value of shares in Katapult. Accordingly, the Company recognized a $3.7 million loss on its investment to adjust it to market value. As of June 30, 2020, the Company owned approximately 42.5% of the outstanding shares of Katapult.

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender defaulted loans that it has guaranteed. Refer to Note 3, "Loans Receivable and Revenue" and Note 4, Credit Services Organization" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 8.25% Senior Secured Notes fair value disclosure was based on broker quotations. The fair values of the Non-Recourse U.S. SPV Facility and Non-Recourse Canada SPV Facility were based on the cash needed for their respective final settlements.

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Common Stock		Treasury Stock	Paid-in capital	Retained Earnings (Deficit)		AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423		$(38,663)	$50,513
Net income from continuing operations	—	—	—	—	36,013		—	36,013
Net income from discontinued operations	—	—	—	—	292		—	292
Foreign currency translation adjustment	—	—	—	—	—		(22,193)	(22,193)
Dividends	—	—	—	—	(2,256)	—	—	(2,256)
Share based compensation expense	—	—	—	3,194	—		—	3,194
Proceeds from exercise of stock options	42,094	—	—	126	—		—	126
Repurchase of common stock	(540,762)	—	(5,509)	—	—		—	(5,509)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	121,891	—	—	(609)	—		—	(609)
Balances at March 31, 2020	40,779,447	$9	$(77,852)	$70,798	$127,472		$(60,856)	$59,571
Net income from continuing operations	—	—	—	—	21,080		—	21,080
Net income from discontinued operations	—	—	—	—	993		—	993
Foreign currency translation adjustment	—	—	—	—	—		10,261	10,261
Dividends	—	—	—	—	(2,244)		—	(2,244)
Share based compensation expense	—	—	—	3,310	—		—	3,310
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	105,098	—	—	(29)	—		—	(29)
Balances at June 30, 2020	40,884,545	$9	$(77,852)	$74,079	$147,301		$(50,595)	$92,942
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity (Deficit)
	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$—	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	—	2,172	—	—	2,172
Proceeds from exercise of stock options	7,888	—	—	40	—	—	40
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	—	(110)	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$—	$62,117	$18,983	$(44,365)	$36,744
Net income from continuing operations	—	—	—	—	17,667	—	17,667
Net loss from discontinued operations	—	—	—	—	(834)	—	(834)
Foreign currency translation adjustment	—	—	—	—	—	3,635	3,635
Share based compensation expense	—	—	—	2,644	—	—	2,644
Proceeds from exercise of stock options	4,908	—	—	29	—	—	29
Repurchase of common stock	(244,200)	—	(2,507)	—	—	—	(2,507)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	63,285	—	—	—	—	—	—
Balances at June 30, 2019	46,255,282	$9	$(2,507)	$64,790	$35,816	$(40,730)	$57,378
(1) Accumulated other comprehensive income (loss)

Dividend

On February 5, 2020, the Company's Board of Directors announced the initiation of a dividend program and declared the Company's first cash dividend of $0.055 per share. A dividend of $2.2 million was paid on March 2, 2020 to stockholders of record on February 18, 2020.

On April 30, 2020, the Company's Board of Directors declared its second dividend under the previously announced dividend program, of $0.055 per share. A dividend of $2.2 million was paid on May 27, 2020 to stockholders of record on May 13, 2020.

On August 3, 2020, the Company's Board of Directors declared its third dividend under the program of $0.055 per share. See Note 19, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income from continuing operations	$21,080	$17,667	$57,093	$46,340
Net income (loss) from discontinued operations, net of tax	993	(834)	1,285	7,541
Net income	$22,073	$16,833	$58,378	$53,881

Weighted average common shares - basic	40,810	46,451	40,814	46,438
Dilutive effect of stock options and restricted stock units	735	656	872	897
Weighted average common shares - diluted	41,545	47,107	41,686	47,335

Basic earnings (loss) per share:
Continuing operations	$0.52	$0.38	$1.40	$1.00
Discontinued operations	0.02	(0.02)	0.03	0.16
Basic earnings per share	$0.54	$0.36	$1.43	$1.16

Diluted earnings (loss) per share:
Continuing operations	$0.51	$0.38	$1.37	$0.98
Discontinued operations	0.02	(0.02)	0.03	0.16
Diluted earnings per share	$0.53	$0.36	$1.40	$1.14

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended June 30, 2020, there were 2.3 million and 1.7 million, respectively, and for the three and six months ended June 30, 2019, there were 1.3 million and 1.2 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for:
Interest	$34,125	$34,678
Income taxes, net of refunds	1,133	4,231
Non-cash investing activities:
Property and equipment accrued in accounts payable and accrued liabilities	$117	$105

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
U.S. As of June 30, 2020, the Company operated a total of 211 U.S. retail locations and had an online presence in 27 states. The Company provides Single-Pay loans, Installment loans and Open-End loans, vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 17, "Acquisition," the acquisition of Ad Astra closed during January 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada. As of June 30, 2020, the Company operated a total of 204 stores across seven Canadian provinces and territories and had an online presence in five provinces. The Company provides Single-Pay loans, Installment loans and Open-End loans, insurance products to Open-End and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues by segment: (1)
U.S.	$137,320	$210,046	$359,088	$436,165
Canada	45,189	54,254	104,227	106,074
Consolidated revenue	$182,509	$264,300	$463,315	$542,239
Net revenues by segment:
U.S.	$95,790	$117,494	$231,517	$258,633
Canada	36,026	34,796	$67,569	69,211
Consolidated net revenue	$131,816	$152,290	$299,086	$327,844
Gross margin by segment:
U.S.	$56,860	$65,067	$144,400	$154,870
Canada	19,639	16,114	31,798	31,808
Consolidated gross margin	$76,499	$81,181	$176,198	$186,678
Segment operating income:
U.S.	$11,857	$17,029	$45,283	$48,224
Canada	10,291	8,091	14,815	15,615
Consolidated operating income	$22,148	$25,120	$60,098	$63,839
Expenditures for long-lived assets by segment:
U.S.	$248	$2,568	$4,528	$4,998
Canada	144	477	697	1,166
Consolidated expenditures for long-lived assets	$392	$3,045	$5,225	$6,164
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides the proportion of gross loans receivable by segment (in thousands):

	June 30, 2020	December 31, 2019
U.S.	$199,734	$363,453
Canada	256,778	302,375
Total gross loans receivable	$456,512	$665,828

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	June 30, 2020	December 31, 2019
U.S.	$39,974	$43,618
Canada	24,285	27,193
Total net long-lived assets	$64,259	$70,811

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Securities Litigation and Enforcement

On December 5, 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662 (the "Yellowdog Action"). On May 31, 2019, plaintiff filed a consolidated complaint naming Doug Rippel, Chad Faulkner, Mike McKnight, Friedman Fleischer & Lowe Capital Partners II, L.P., FFL Executive Partners II, L.P., and FFL Parallel Fund II, L.P. (collectively, the "FFL Defendants") as additional defendants. The complaint alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and that certain defendants also violated Section 20(a) of the Exchange Act as "control persons" of CURO. Plaintiff purports to bring these claims on behalf of a class of investors who purchased Company common stock between April 27, 2018 and October 24, 2018.

Plaintiff generally alleges that, during the putative class period, the Company made misleading statements and omitted material information regarding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. Plaintiff asserts that the Company and the individual defendants made these misstatements and omissions to keep the stock price high. Plaintiff seeks unspecified damages and other relief.

On May 27, 2020, the parties accepted a mediator’s proposal to settle the action for $9.0 million. On June 1, 2020, the parties informed the Court of the settlement. On August 1, 2020, the parties’ submitted settlement papers to the Court seeking an order preliminarily approving the proposed settlement and providing for notice to the class and a final settlement hearing. The Company's directors' and officers' insurance carriers are expected to pay any amount in excess of the $2.5 million retention under the policy. As of June 30, 2020, the Company recorded a $9.0 million receivable in "Other assets" and an incremental $9.0 million liability in "Accounts Payable and accrued liabilities." In addition, there was $1.3 million in "Accounts payable and accrued liabilities," which represents the liability remaining of the $2.5 million insurance retention less cash payments made toward the retention.

On June 25, 2020, July 2, 2020 and July 16, 2020, three shareholder derivative lawsuits were filed against certain directors and officers of the Company, the Company, and in two of the three lawsuits, the FFL Defendants, in the United States District Court for the District of Delaware. Plaintiffs generally allege the same underlying facts of the Yellowdog Action.

While the Company is vigorously contesting these lawsuits, it cannot determine the final resolution or when they might be resolved. In addition to the expenses incurred in defending these litigations and any damages in excess of insurance coverages that may be awarded in the event of any adverse rulings, management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcomes, these litigations may have a material

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

adverse impact on results because of defense costs, including costs related to indemnification obligations, diversion of resources and other factors.

During the first quarter of 2019, the Company received an inquiry from the SEC regarding the Company's public disclosures surrounding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. During the second quarter of 2020, the SEC requested information from the Company concerning third-party information cited in plaintiff's complaint in the Yellowdog Action, and the mediation process described above.

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

On May 15, 2020, the City of Austin proposed an ordinance in direct response to a recent Texas Attorney General’s opinion which would arguably allow CSO’s to provide signature loans outside the regulatory authority of the OCCC and the City of Austin. The proposed ordinance was effective June 1, 2020. The City not only implemented restrictions on CSO transactions, but also revised certain definitions found in the ordinance. These revisions potentially affect the foundation upon which the Company's previous arguments in municipal court were based.

On June 8, 2020, another company within CURO's industry filed a Petition for Declaratory Relief, Application for Temporary Restraining Order, and Application for Temporary and Permanent Injunction against the City. The Temporary Restraining Order was granted, and extended to August 24, 2020. During the pendency of the Temporary Restraining Order, the revised ordinance is stayed as to its effectiveness for all impacted companies, including the Company.

The Company does not anticipate having a final determination of the lawfulness of its CAB program under the Austin ordinances (and similar ordinances in other Texas cities) in the near future. A final adverse decision could result in material monetary liability in Austin and elsewhere in Texas, and could force the Company to restructure the loans it originates in Austin and elsewhere in Texas.

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

NOTE 14 – LEASES

Operating leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Leases classified as finance are immaterial to the Company as of June 30, 2020. Operating leases expire at various times through 2032. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the Condensed Consolidated Balance Sheets.

Typically, a contract is or contains a lease if it conveys the right to control the use of an identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, the Company must assess whether, throughout the period of use, the customer has both (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct the use of the identified asset. If the customer has the right to control the use of an identified asset for only a portion of the term of the contract, the contract contains a lease for that portion of the term.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at commencement date. The rate implicit in the Company's leases typically are not readily determinable. As a result, the Company uses its estimated incremental borrowing rate, as allowed by ASC 842, in determining the present value of lease payments. The incremental borrowing rate is based on internal and external information available at the lease commencement date and is determined using a portfolio approach (i.e., using the weighted average terms of all leases in the Company's portfolio). This rate is the theoretical rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as that of the portfolio.

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

The following table summarizes the operating lease costs and other information for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs:
Third-Party	$7,576	$7,608	$15,221	$15,246
Related-Party	845	865	1,691	1,741
Total operating lease costs	$8,421	$8,473	$16,912	$16,987

Operating cash flow - Operating leases			$16,545	$17,420
New ROU assets - Operating leases			$6,922	$9,468
Weighted average remaining lease term - Operating leases			6.1 years	6.3 years
Weighted average discount rate - Operating leases			10.3%	10.3%

The following table summarizes the aggregate operating lease maturities that the Company is contractually obligated to make under operating leases as of June 30, 2020 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2020	$15,334	$1,839	$17,173
2021	28,475	3,763	32,238
2022	25,638	3,663	29,301
2023	20,836	1,319	22,155
2024	15,911	964	16,875
2025	11,492	864	12,356
Thereafter	30,676	2,661	33,337
Total	148,362	15,073	163,435
Less: Imputed interest	(40,146)	(3,522)	(43,668)
Operating lease liabilities	$108,216	$11,551	$119,767

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

The following table presents the results of operations of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019(1)
Revenue	$—	$—	$—	$6,957
Provision for losses	—	—	—	1,703
Net revenue	—	—	—	5,254

Cost of providing services
Office	—	—	—	246
Other costs of providing services	—	—	—	61
Advertising	—	—	—	775
Total cost of providing services	—	—	—	1,082
Gross margin	—	—	—	4,172
Operating (income) expense
Corporate, district and other expenses	—	—	—	3,810
Interest income	—	—	—	(4)
(Gain) loss on disposition	(1,324)	—	(1,714)	39,414
Total operating (income) expense	(1,324)	—	(1,714)	43,220
Pre-tax income (loss) from operations of discontinued operations	1,324	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	331	834	429	(46,589)
Net income (loss) from discontinued operations	$993	$(834)	$1,285	$7,541
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

Revenue and expenses related to discontinued operations included activity prior to the deconsolidation of the U.K. subsidiaries effective February 25, 2019. For the six months ended June 30, 2019, "(Gain) loss on disposition" of $39.4 million included the non-cash effect of eliminating assets and liabilities of the U.K. Subsidiaries as of the date of deconsolidation, as well as the effect of cumulative currency exchange rate differences on the U.S. investment in the U.K.

In connection with the disposition of the U.K. Subsidiaries, the U.S. entity that owned the Company's interests in the U.K. Subsidiaries recognized a loss on investment. This loss resulted in an estimated U.S. Federal and state income tax benefit of $46.6 million, which will be available to offset future income tax obligations. Subsequently, in 2019, the Company revised the estimated tax basis in the U.K. Subsidiaries, resulting in a $0.8 million reduction in the income tax benefit as of June 30, 2019.

During the six months ended June 30, 2020, the Company received its final distributions from the Administrators related to the wind-down of the U.K. Subsidiaries.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2020 and December 31, 2019, the unaudited Condensed Consolidated Balance Sheets were not impacted by the U.K. Subsidiaries as all balances were written off when the U.K. segment entered into administration during the first quarter of 2019.

The following table presents cash flows of the U.K. Subsidiaries (in thousands):

	Six Months Ended June 30,
	2020	2019(1)
Net cash provided by (used in) discontinued operating activities	$1,714	$(504)
Net cash used in discontinued investing activities	—	(14,213)
Net cash used in discontinued financing activities	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

NOTE 16 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2020 was as follows (in thousands):

	U.S.	Canada	Total
Goodwill at December 31, 2019	$91,131	$29,478	$120,609
Acquisition (Note 17)	14,791	—	14,791
Foreign currency translation	—	(1,423)	(1,423)
Goodwill at June 30, 2020	$105,922	$28,055	$133,977

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on October 1) and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2019 Form 10-K for additional information on the Company's policy for assessing goodwill for impairment.

In the second quarter of 2020, the Company performed an interim qualitative assessment of goodwill on both reporting units to consider whether current events or circumstances, attributable to uncertainty caused by COVID-19, resulted in a more-likely-than-not determination that the fair values of the reporting units fell below their respective carrying values. As a result of the interim qualitative assessment, the Company concluded that the fair value of each reporting unit was in excess of its respective carrying value and did not record any impairment losses during the six months ended June 30, 2020.

Ad Astra Acquisition

The Company completed the acquisition of Ad Astra on January 3, 2020. Goodwill of $14.8 million was recorded in the U.S. reporting unit during the six months ended June 30, 2020, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 17, "Acquisition" for more information related to the business combination.

NOTE 17 – ACQUISITION

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for total consideration of $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.
The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. For the six months ended June 30, 2019, prior to the acquisition, $8.4 million of costs related to Ad Astra were included in "Other costs of providing services." Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $5.6 million of operating expense during the six months ended June 30, 2020.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available. The Company completed the determination of the fair values of the acquired identifiable assets and liabilities based on the information available during March 2020.
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

NOTE 18 – SHARE REPURCHASE PROGRAM

In February 2020, the Company's Board of Directors authorized a new share repurchase program for up to $25.0 million of its common stock. Due to uncertainty caused by COVID-19, the Board suspended the program on March 15, 2020. There were no material purchases under the program during the six months ended June 30, 2020.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 455,255 shares of its common stock at an average price of $10.45 per share for total consideration of $4.8 million during the six months ended June 30, 2020. Purchases under the program were made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

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

NOTE 19 – SUBSEQUENT EVENTS

Dividend

On August 3, 2020, the Company's Board of Directors declared a dividend under its previously announced dividend program, of $0.055 per share to be paid on August 24, 2020 to stockholders of record on August 13, 2020.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Non-Recourse U.S. SPV Facility

On July 31, 2020, the Company obtained additional commitments on the Non-Recourse U.S. SPV Facility, which increased its capacity to $200.0 million and reduced the interest rate to one-month LIBOR (with a floor of 1.65%) plus 6.25% on balances up to $145.5 million. Balances above $145.5 million accrue interest at an annual rate of one-month LIBOR (with a floor of 1.65%) plus 9.75%. See Note 5, "Debt" for additional information on the Non-Recourse U.S. SPV Facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2019 Form 10-K and our Current Report on Form 8-K, filed with the SEC on April 8, 2020, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the U.S. and Canada.

History

CURO was founded in 1997 to meet the growing needs of underbanked consumers looking for access to credit. With nearly 25 years of experience, we seek to offer a variety of convenient, easily-accessible financial and loan services in all of our markets.

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

In the U.S., our stores operate under "Speedy Cash" and "Rapid Cash." In the second quarter of 2017, we launched "Avio Credit," an online Installment and Open-End brand. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our stores are branded "Cash Money" and we offer "LendDirect" Installment and Open-End loans online and at certain stores. As of June 30, 2020, our network consisted of 415 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states and five Canadian provinces.

Recent Developments

COVID-19. A novel strain of coronavirus, known as COVID-19, surfaced in late 2019 and has spread around the world, including to the U.S. and, to a lesser extent, Canada. In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. In response to the COVID-19 pandemic, various governmental bodies have issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. As the pandemic has continued to affect millions of people across the U.S. and Canada, with resurgences in some jurisdictions, guidance regarding reopening procedures, typically referred to as phases, has been provided. CURO's operations have been designated as essential financial services by federal guidelines and local regulations. As a provider of an essential service, we remain focused on protecting the health and wellbeing of our employees, customers, and the communities in which we operate while assuring the continuity of our business operations. In response to the pandemic, we have taken the following steps to ensure our financial stability while maintaining the health and well being of our employees and customers:

•Cancellation of the 2020 Short-Term Incentive Plan.
•Suspension of our $25 million share repurchase program, previously announced in February 2020.
•Suspension of earnings guidance in light of current macroeconomic events driven by the pandemic. We will continue to monitor conditions and provide guidance as appropriate.
•Establishment of an enhanced Customer Care Program, as described further below.

•Designation of stores across both the U.S. and Canada as an essential service, allowing stores to remain open during local governments' lock down orders.
•Adjustment of our credit underwriting models to tighten approval rates and enhance our employment and income verification practices for both the store and on-line lending platforms.
•Implementation of work-from-home for virtually all 1,100 of the Company’s contact center and corporate support personnel in Wichita, Toronto and Chicago.

For our communities, we committed $500,000 to support local healthcare workers battling COVID-19. To date, in addition to providing financial support to Frontline Foods chapters, our CURO volunteers have personally coordinated more than 20,000 meals to area hospitals in Wichita, KS and Toronto, ON.

The CARES Act also included two provisions that directly impacted the demand for our products as well as our customers’ ability to make payments on their existing loans. The CARES Act included one-time Economic Impact Payments to American households of up to $1,200 per adult for individuals whose income was less than $99,000 (or $198,000 for tax joint filers) and $500 per child under 17 years old, up to $3,400 for a family of four if certain eligibility criteria were met. The CARES Act also provided Unemployment benefit expansion, including (i) an additional $600 federal stimulus payment automatically added to each week of state benefits received between March 29 and July 25, 2020; (ii) expanded Pandemic Unemployment Assistance coverage to self-employed workers, independent contractors, people with limited employment history and people who have used all of their regular unemployment insurance benefits; and (iii) Pandemic Emergency Unemployment Compensation which extends unemployment insurance benefits from 26 weeks to 39 weeks within a 12-month benefit year.

On March 18, 2020, the Canadian government announced a set of pandemic measures as part of the Government of Canada’s COVID-19 Economic Response Plan. This plan included several provisions that directly impacted the demand for our products as well as our customers’ ability to make payments on their existing loans, including (i) the Canada Emergency Response Benefit with provides a $2,000 benefit every 4 weeks for 24 weeks to eligible workers who become unemployed or under-employed as a result of COVID-19; (ii) a $300 per child Canada Child Benefit paid on May 20, 2020; (iii) a one-time special payment through Canada’s Goods and Services Tax credit for low and modest-income families that averages $400 for individuals and $600 for couples; and iv) temporary wage increases for low-income essential workers funded at the federal level but disbursed at the provincial level.

Customer Care Program. To better serve our customers during the COVID-19 pandemic as they face unprecedented economic challenges and uncertainties, we established an enhanced Customer Care Program. The program enables our team members to provide relief to customers in various ways, ranging from due date extensions, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. As of June 30, 2020, we have granted concessions on more than 50,000 loans, or 11% of our active loans, and waived over $3.7 million in payments and fees. We also temporarily suspended all returned item fees. Approximately 25,000 of the loans on which we granted concessions for qualified as a TDR as of June 30, 2020. See Note 3, "Loans Receivable and Revenue" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Ad Astra Acquisition. On January 3, 2020, we acquired Ad Astra, previously our exclusive provider of third-party collection services for the U.S. business. The acquisition brings all U.S. servicing and recovery in-house, drives operational and financial synergies to ensure all aspects of the recovery portfolio are coordinated, reduces operational redundancy and increases peak volume management, improve compliance synergies, and facilitates integrated and personalized CRM strategies and campaign management across the servicing and recovery lifecycle. See Note 17, "Acquisition" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Credit Facilities. On April 8, 2020, we entered into the Non-Recourse U.S. SPV Facility to provide financing for U.S. Installment and Open-End receivables, including those generated under our technology, marketing and servicing relationship with Stride Bank. The credit facility provides for an initial borrowing capacity of $100.0 million, dependent upon the borrowing base of eligible collateral and certain other conditions, as described in Note 5, "Debt." For recent developments related to our Senior Secured Notes, Non-Recourse Canada SPV facility and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

California Assembly Bill 539. On September 13, 2019, the California legislature passed Assembly Bill 539, which imposes an interest rate cap of 36%, plus the Federal Funds Rate, on all consumer loans between $2,500 and $10,000. The bill became effective on January 1, 2020. Revenue from California Installment loans amounted to 9.9% and 9.2% of total revenue for the three and six months ended June 30, 2020, respectively, compared to 13.2% and 13.4% for the three and six months ended June 30, 2019, respectively. See "Regulatory Environment and Compliance" in our 2019 10-K for additional details.

CFPB Rule on Small Dollar Lending. On July 7, 2020, the CFPB issued its decision on the 2019 Proposed Rule and rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule. However, the CFPB did not rescind or alter the payment provisions of the 2017 Final CFPB Rule. We cannot predict when the payment provisions of the 2017 Final CFPB Rule will come into effect given that the rule is currently stayed as a result of an industry legal challenge. See "Regulatory Environment and Compliance" below for additional details of the CFPB rulemaking initiatives related to small dollar lending.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

We exclude financial results of our former U.K. operations for all periods presented, as they were discontinued for accounting and reporting purposes in February 2019. See Note 15, "Discontinued Operations" for additional details.

The following table summarizes revenue by product, including CSO fees, for the period indicated (in thousands, unaudited):

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$69,143	$1,286	$70,429	$120,482	$1,630	$122,112
Secured Installment	19,401	—	19,401	26,076	—	26,076
Open-End	30,917	25,819	56,736	32,318	22,654	54,972
Single-Pay	14,317	8,415	22,732	26,425	19,103	45,528
Ancillary	3,542	9,669	13,211	4,745	10,867	15,612
Total revenue	$137,320	$45,189	$182,509	$210,046	$54,254	$264,300

Year-over-year comparisons for the second quarter were impacted by factors related to COVID-19, including lower consumer demand, increased or accelerated repayments as customers benefited from government stimulus programs, our decision to tighten credit and the resulting favorable credit performance (collectively, "COVID-19 Impacts"). During the three months ended June 30, 2020, total revenue declined $81.8 million, or 30.9%, to $182.5 million, compared to the prior-year period. Geographically, U.S. and Canada revenues declined 34.6% and 16.7%, respectively.

From a product perspective, Unsecured Installment and Secured Installment revenues decreased $51.7 million, or 42.3%, and $6.7 million, or 25.6%, respectively, because of COVID-19 Impacts, regulatory changes in California effective January 1, 2020, and regulatory changes for CSOs in Ohio effective May 1, 2019.

Single-Pay revenue declined $22.8 million, or 50.1%, for the three months ended June 30, 2020 compared to the prior-year period, primarily due to COVID-19 impacts on loan balances, which declined $40.0 million, or 52.5%, year over year. Single-Pay loan volumes were particularly affected by the broad reduction in storefront usage by customers during the time of self-quarantine and stay-at-home orders, as well as by increased payments.

Open-End loans receivable in Canada grew $12.7 million, or 5.8%, from June 30, 2019, with related revenue growth of $3.2 million, or 14.0%. Open-End growth in Canada was partially offset by a decrease in U.S. Open-End loans of $10.9 million, or 17.0%, with related revenue decrease of $1.4 million, or 4.3%. Open-End loan balances in both countries were also affected by the demand dynamics of COVID-19 Impacts, namely reduced application volumes and lower utilization of approved credit lines.

Ancillary revenues, which included the sale of insurance products to Open-End and Installment loan customers in Canada, decreased 15.4% versus the prior-year period, stemming from COVID-19 Impacts.

The following table summarizes revenue by product, including CSO fees, for the period indicated (in thousands, unaudited):

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$189,972	$2,866	$192,838	$254,485	$3,405	$257,890
Secured Installment	45,687	—	45,687	53,553	—	53,553
Open-End	72,907	54,811	127,718	64,911	42,930	107,841
Single-Pay	42,471	25,418	67,889	53,593	38,696	92,289
Ancillary	8,051	21,132	29,183	9,623	21,043	30,666
Total revenue	$359,088	$104,227	$463,315	$436,165	$106,074	$542,239

Year-over-year comparisons for the six-month periods also were affected by COVID-19 Impacts. During the six months ended June 30, 2020, total revenue declined $78.9 million, or 14.6%, to $463.3 million, compared to the prior-year period. Geographically, U.S. and Canada revenues declined 17.7% and 1.7%, respectively.

From a product perspective, Unsecured Installment and Secured Installment revenues decreased 25.2% and 14.7%, respectively, because of COVID-19 Impacts, regulatory changes in California effective January 1, 2020 and regulatory changes for CSOs in Ohio effective May 1, 2019.

Single-Pay revenue declined $24.4 million, or 26.4%, for the six months ended June 30, 2020 compared to the prior-year period, primarily due to COVID-19 impacts on loan balances, which declined $40.0 million, or 52.5%, year over year. Single-Pay loan volumes were particularly affected by the broad reduction in storefront usage by customers during the time of self-quarantine and stay-at-home orders, as well as by increased payments.

Open-End revenues grew $19.9 million, or 18.4%, compared to the prior-year period primarily due to $12.7 million, or 5.8%, of Open-End loan growth in Canada, partially offset by a $10.9 million, or 17.0%, decline in the U.S. Additionally, Open-End loan balances in both countries were affected by the demand dynamics of COVID-19 Impacts, namely reduced application volumes and lower utilization of approved credit lines.

Ancillary revenues, which included the sale of insurance products to Open-End and Installment loan customers in Canada, decreased 4.8% versus the prior-year period, stemming from COVID-19 Impacts.

Revenue contribution, including CSO fees, of the products and services that we currently offer for the periods indicated was as follows:

Online revenue as a percentage of consolidated revenue increased during the three and six months ended June 30, 2020, as consumers self-quarantined due to COVID-19. Our online channel provides consumers with a safe and contactless option in the event of temporary store closures for store cleaning purposes. For the three months ended June 30, 2020 and 2019, revenue generated through our online channel was 47% and 44%, respectively, of consolidated revenue. For the three months ended June 30, 2020 online originations accounted for 49.3% of our total loan originations, compared to 35.3% for the prior-year period.

For the six months ended June 30, 2020 and 2019, revenue generated through our online channel was 47% and 45%, respectively, of consolidated revenue. For the six months ended June 30, 2020, online originations accounted for 43.3% of our total loan originations, compared to 35.1% for the prior-year period.

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

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Company Owned gross loans receivable	$456.5	$564.4	$665.8	$657.6	$609.6
Gross loans receivable Guaranteed by the Company	34.1	55.9	76.7	73.1	67.3
Gross combined loans receivable (1)	$490.6	$620.3	$742.5	$730.7	$676.9
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable decreased $186.3 million, or 27.5%, to $490.6 million as of June 30, 2020, from $676.9 million as of June 30, 2019. Sequentially, gross combined loans receivable decreased $129.8 million, or 20.9%. The decrease from both periods was driven by COVID-19 Impacts and, for Installment loans, the impact of regulatory changes in California effective January 1, 2020.

Gross combined loans receivable performance by product is explained further in the following sections.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans - Company Owned

Company Owned Unsecured Installment revenue and related gross loans receivable decreased $26.4 million, or 44.1%, and $83.1 million, or 50.5%, respectively, from the prior-year period due to COVID-19 Impacts and regulatory changes in California effective January 1, 2020.

Unsecured Installment loans in California were $37.0 million, or 45.3%, of total Company Owned Unsecured Installment loans as of June 30, 2020, a decrease of $49.5 million, or 57.2%, from June 30, 2019. Sequentially, California Company Owned Unsecured Installment loans decreased $14.5 million, or 28.1%, from $51.5 million as of March 31, 2020. Excluding California, Company Owned Unsecured Installment loans receivable decreased $33.6 million, or 43.0%, from the prior-year period, while revenues for the three months ended June 30, 2020 decreased $13.7 million, or 39.6%, compared to the prior-year period, due to COVID-19 Impacts. Sequentially, excluding California, Company Owned Unsecured Installment loans receivable decreased $27.0 million, or 37.7%, from March 31, 2020, while revenue decreased $17.2 million, or 45.1%.

NCOs declined $8.9 million, or 27.7%, in the second quarter of 2020 compared to the second quarter of 2019. However, the NCO rate for Company Owned Unsecured Installment gross loans receivables in the second quarter of 2020 increased approximately 300 bps year-over-year. Year-over-year NCO rate comparisons were affected significantly by the quarterly sequential trends in loan balances (i.e., the denominator in the NCO rate calculation). The year-over-year increase in NCO rate was due to the timing and matching of NCOs and gross loans receivable. As receivables age 90 days prior to charge off, charge-offs in a quarter relate to receivables and originations from the prior quarter and earlier. Loan balances grew sequentially in the second quarter of 2019, which temporarily had the effect of lowering the NCO rate. Loan balances declined sequentially in the second quarter of 2020, which temporarily had the effect of increasing the NCO rate. These trends and effects are collectively referred to as the "Denominator Effect" for the remainder of this Form 10-Q and impacted comparability of NCO rates year-over-year. In addition, California NCO rates for Unsecured Installment loans are historically lower than our other states. California comprised 52.1% of total U.S. Company Owned Unsecured Installment loans as of June 30, 2020, compared to 57.5% as of June 30, 2019. The NCO rate for Company Owned Unsecured Installment gross loans receivables improved sequentially by 50 bps due primarily to COVID-19 Impacts.

The Unsecured Installment Allowance for loan losses as a percentage of Company Owned Unsecured Installment gross loans receivable increased year-over-year, from 21.4% as of June 30, 2019 to 22.6% as of June 30, 2020, as a result of the previously-mentioned increase in NCO rates and loan modifications under the Customer Care Program as TDRs. Loans classified as TDRs remain included within Company Owned gross loans receivable. Amounts waived on these loans are immediately charged-off and the impairment for these loans is included within the Allowance for loan losses. Determination of the impairment for TDRs includes an estimate of lifetime losses on these loans, which is greater than estimated incurred losses at a point in time. Sequentially, past-due balances improved from 28.4% to 21.8% and allowance coverage decreased from 23.5% to 22.6% during the three months ended June 30, 2020.

Unsecured Installment Loans - Guaranteed by the Company

Unsecured Installment loans Guaranteed by the Company declined $32.0 million year-over-year due primarily to COVID-19 Impacts and regulatory changes in Ohio effective May 1, 2019.

NCOs declined $12.1 million, or 43.9%, in the second quarter of 2020 compared to the second quarter of 2019. NCO rates for Unsecured Installment loans Guaranteed by the Company improved 865 bps compared to the prior-year period and 780 bps sequentially. Because Unsecured Installment loans Guaranteed by the Company are charged off after two missed payments, there is a more direct correlation between NCOs and the NCO rate than for Company Owned Unsecured Installment loans. The CSO liability for losses as a percentage of loans Guaranteed by the Company increased year-over-year from 14.5% to 15.5% as of June 30, 2020 due primarily to an increased liability for certain loans modified under the Customer Care Program. Sequentially, past-due balances as a percent of gross loans receivable decreased from 17.1% to 12.1% and the CSO liability for losses declined from 16.9% to 15.5% during the three months ended June 30, 2020.

	2020		2019
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Unsecured Installment loans:
Revenue - Company Owned	$33,405	$55,569	$63,428	$65,809	$59,814
Provision for losses - Company Owned	12,932	26,182	33,183	31,891	33,514
Net revenue - Company Owned	$20,473	$29,387	$30,245	$33,918	$26,300
Net charge-offs - Company Owned	$23,110	$32,775	$35,729	$28,973	$31,970
Revenue - Guaranteed by the Company	$37,024	$66,840	$72,183	$71,424	$62,298
Provision for losses - Guaranteed by the Company	11,418	26,338	34,858	36,664	28,336
Net revenue - Guaranteed by the Company	$25,606	$40,502	$37,325	$34,760	$33,962
Net charge-offs - Guaranteed by the Company	$15,432	$27,749	$34,486	$35,916	$27,486
Unsecured Installment gross combined loans receivable:
Company Owned	$81,601	$123,118	$160,782	$174,489	$164,722
Guaranteed by the Company (1)(2)	33,082	54,097	74,317	70,704	65,055
Unsecured Installment gross combined loans receivable (1)(2)	$114,683	$177,215	$235,099	$245,193	$229,777
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$102,360	$141,950	$167,636	$169,606	$163,219
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (3)	$43,590	$64,207	$72,511	$67,880	$62,398
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (3)	$18,451	$28,965	$35,587	$38,127	$35,223
Unsecured Installment CSO liability for losses (3)	$5,128	$9,142	$10,553	$10,181	$9,433
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	22.6%	23.5%	22.1%	21.9%	21.4%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans guaranteed by the Company	15.5%	16.9%	14.2%	14.4%	14.5%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable	$17,766	$34,966	$43,100	$46,537	$38,037
Unsecured Installment gross loans guaranteed by the Company	$4,019	$9,232	$12,477	$11,842	$10,087
Past-due Unsecured Installment gross loans receivable -- percentage (2)	21.8%	28.4%	26.8%	26.7%	23.1%
Past-due Unsecured Installment gross loans guaranteed by the Company -- percentage (2)	12.1%	17.1%	16.8%	16.7%	15.5%
Unsecured Installment other information:
Originations - Company Owned	$24,444	$55,941	$87,080	$107,275	$102,792
Originations - Guaranteed by the Company (1)	$33,700	$64,836	$91,004	$89,644	$80,445
Unsecured Installment ratios:
Provision as a percentage of gross loans receivable - Company Owned	15.8%	21.3%	20.6%	18.3%	20.3%
Provision as a percentage of gross loans receivable - Guaranteed by the Company	34.5%	48.7%	46.9%	51.9%	43.6%
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

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable for the three months ended June 30, 2020 decreased 25.6% and 37.7%, respectively, compared to the prior-year period. The decrease was due to COVID-19 Impacts and regulatory changes in California effective January 1, 2020. California accounted for $21.6 million, or 39.6%, of total Secured Installment gross combined loans receivable as of June 30, 2020 compared to $42.3 million, or 48.3%, as of June 30, 2019, a decrease of $20.7 million year-over-year. Excluding California, Secured Installment loans receivable decreased $12.3 million, or 27.2%, from the prior-year period, while revenues decreased $2.6 million, or 15.7%, year-over-year, due to COVID-19 Impacts.

NCOs increased $1.5 million year-over-year, resulting in a 515 bps increase in the NCO rate over that same time period and 160 bps sequentially. Year-over-year NCO rates were impacted by the Denominator Effect. Elevated NCOs were attributable to the higher past-due receivables balance as of March 31, 2020. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable increased to 14.5% from 11.5% in the corresponding period in 2019 and from 13.1% at the end of the first quarter of 2020. These increases were attributable to higher NCO rates as described above as well as the classification of certain loan modifications under the Customer Care Program as TDRs, partially offset by the impact of lower past-due receivables as of June 30, 2020.

	2020		2019
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Secured Installment loans:
Revenue	$19,401	$26,286	$28,690	$28,270	$26,076
Provision for losses	7,238	9,682	11,492	8,819	7,821
Net revenue	$12,163	$16,604	$17,198	$19,451	$18,255
Net charge-offs	$9,092	$10,284	$11,548	$8,455	$7,630
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$54,635	$74,405	$90,411	$92,478	$87,718
Average Secured Installment gross combined loans receivable (3)	$64,520	$82,408	$91,445	$90,098	$85,403
Secured Installment Allowance for loan losses and CSO liability for losses (4)	$7,919	$9,773	$10,375	$10,431	$10,067
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable	14.5%	13.1%	11.5%	11.3%	11.5%
Secured Installment past-due balances:
Secured Installment past-due gross loans receivable and gross loans guaranteed by the Company	$9,072	$15,612	$17,902	$17,645	$14,570
Past-due Secured Installment gross loans receivable and gross loans guaranteed by the Company -- percentage (1)(2)	16.6%	21.0%	19.8%	19.1%	16.6%
Secured Installment other information:
Originations (2)	$11,242	$20,990	$40,961	$45,990	$49,051
Secured Installment ratios:
Provision as a percentage of gross combined loans receivable	13.2%	13.0%	12.7%	9.5%	8.9%
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

Open-End Loans

Open-End loan balances as of June 30, 2020 increased $1.8 million, or 0.7% ($12.3 million, or 4.3%, on a constant-currency basis), compared to June 30, 2019, on 5.8% (10.6% on a constant-currency basis) growth in Canada, offset by a decline in the U.S. of $10.9 million, or 17.0%. Open-End loan balances as of June 30, 2020 decreased $28.9 million, or 9.2% ($38.4 million, or 12.2%, on a constant-currency basis), sequentially due to COVID-19 Impacts.

The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable decreased sequentially from 18.0% to 16.6% as of June 30, 2020. The decrease was primarily due to a shift in the geographic mix shift of receivables, the sequential decline in past-due balances as a percentage of gross loans receivable from 15.9% to 10.9% and an 85 bps sequential improvement in Open-End NCO rates. Year-over-year, NCO rates were impacted by the Denominator Effect and increased 100 bps. The decrease in allowance coverage was partially attributable to the continued Open-End product maturation in Canada.

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

Prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019.

	2020		2019
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Open-End loans:
Revenue	$56,736	$70,982	$71,295	$66,120	$54,972
Provision for losses	21,341	40,991	37,816	31,220	29,373
Net revenue	$35,395	$29,991	$33,479	$34,900	$25,599
Net charge-offs (1)	$31,684	$37,098	$37,426	$28,202	$25,151
Open-End gross loan balances:
Open-End gross loans receivable	$285,156	$314,006	$335,524	$314,971	$283,311
Average Open-End gross loans receivable (1)	$299,581	$324,765	$325,248	$299,141	$262,051
Open-End allowance for loan losses:
Allowance for loan losses	$47,319	$56,458	$55,074	$54,233	$51,717
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	16.6%	18.0%	16.4%	17.2%	18.3%
Open-End past-due balances:
Open-End past-due gross loans receivable	$31,208	$49,987	$50,072	$46,053	$35,395
Past-due Open-End gross loans receivable - percentage	10.9%	15.9%	14.9%	14.6%	12.5%
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

Single-Pay

Single-Pay revenue declined year-over-year and sequentially by approximately 50% for the three months ended June 30, 2020, primarily due to COVID-19 Impacts. Related receivables declined 52.5% year-over-year and 34.0% sequentially. Single-Pay loan volume was particularly affected by the reduction in store traffic as customers self-quarantined and increased repayments. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable decreased sequentially from 8.6% to 7.8% as a result of mix shift between the U.S. and Canada.

	2020		2019
(dollars in thousands, unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Single-pay loans:
Revenue	$22,732	$45,157	$49,844	$49,312	$45,528
Provision for losses	(2,588)	9,639	12,289	14,736	12,446
Net revenue	$25,320	$35,518	$37,555	$34,576	$33,082
Net charge-offs	$(598)	$10,517	$12,145	$13,913	$11,458
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$36,130	$54,728	$81,447	$78,039	$76,126
Average Single-Pay gross loans receivable (1)	$45,429	$68,088	$78,787	$77,083	$72,940
Single-Pay Allowance for loan losses	$2,802	$4,693	$5,869	$5,662	$4,941
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	7.8%	8.6%	7.2%	7.3%	6.5%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.

Consolidated Results of Operations
Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$182,509	$264,300	$(81,791)	(30.9)%	$463,315	$542,239	$(78,924)	(14.6)%
Provision for losses	50,693	112,010	(61,317)	(54.7)%	164,229	214,395	(50,166)	(23.4)%
Net revenue	131,816	152,290	(20,474)	(13.4)%	299,086	327,844	(28,758)	(8.8)%
Advertising	5,750	12,780	(7,030)	(55.0)%	17,969	20,566	(2,597)	(12.6)%
Non-advertising costs of providing services	49,567	58,329	(8,762)	(15.0)%	104,919	120,600	(15,681)	(13.0)%
Total cost of providing services	55,317	71,109	(15,792)	(22.2)%	122,888	141,166	(18,278)	(12.9)%
Gross margin	76,499	81,181	(4,682)	(5.8)%	176,198	186,678	(10,480)	(5.6)%

Operating expense
Corporate, district and other expenses	36,781	35,290	1,491	4.2%	79,588	84,378	(4,790)	(5.7)%
Interest expense	18,311	17,023	1,288	7.6%	35,635	34,713	922	2.7%
(Gain) loss from equity method investment	(741)	3,748	(4,489)	#	877	3,748	(2,871)	(76.6)%
Total operating expense	54,351	56,061	(1,710)	(3.1)%	116,100	122,839	(6,739)	(5.5)%
Income from continuing operations before income taxes	22,148	25,120	(2,972)	(11.8)%	60,098	63,839	(3,741)	(5.9)%
Provision for income taxes	1,068	7,453	(6,385)	(85.7)%	3,005	17,499	(14,494)	(82.8)%
Net income from continuing operations	21,080	17,667	3,413	19.3%	57,093	46,340	10,753	23.2%
Net income (loss) from discontinued operations, net of tax	993	(834)	1,827	#	1,285	7,541	(6,256)	(83.0)%
Net income	$22,073	$16,833	$5,240	31.1%	$58,378	$53,881	$4,497	8.3%
# - Variance greater than 100% or not meaningful

For the three months ended June 30, 2020 and 2019

Revenue and Net Revenue
Revenue decreased $81.8 million, or 30.9%, to $182.5 million for the three months ended June 30, 2020, from $264.3 million for the three months ended June 30, 2019, as a result of the declines in combined gross loan receivables discussed previously. Year-over-year U.S. and Canada revenues decreased 34.6% and 16.7%, respectively.

Provision for losses decreased by $61.3 million, or 54.7%, for the three months ended June 30, 2020 compared to the prior-year period. The decrease in provision for loan losses was due to the sequential decline in loan balances in the second quarter of 2020 and better credit performance from COVID-19 Impacts as discussed in more detail in the "Loan Product and Portfolio Performance" and "Segment Analysis" sections.

Cost of Providing Services

Non-advertising costs of providing services decreased $8.8 million, or 15.0%, to $49.6 million in the three months ended June 30, 2020, compared to $58.3 million in the three months ended June 30, 2019. Of the $8.8 million decrease, $3.7 million was related to third-party collection costs incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services. Subsequent to our acquisition of Ad Astra, a wholly owned subsidiary as of January 3, 2020, its operating costs are included within "Corporate, district and other expenses," consistent with presentation of our other internal collection costs. The remaining decrease year-over-year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $7.0 million, or 55.0%, year-over-year because of COVID-19 Impacts.

Corporate, district and other expenses

Corporate, district and other expenses were $36.8 million for the three months ended June 30, 2020, an increase of $1.5 million, or 4.2%, compared to the three months ended June 30, 2019. Corporate, district and other expenses in the three months ended June 30, 2020 included $2.1 million of collection costs related to Ad Astra, which we included in Non-advertising costs of providing services prior to acquisition. For the three months ended June 30, 2020, corporate, district and other expenses also included (i) $3.3 million of share-based compensation costs, (ii) $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above, and (iii) $0.9 million of legal and other costs also described in our reconciliation to Adjusted Net Income above. For the three months ended June 30, 2019, corporate district and other costs included (i) share-based compensation costs of $2.6 million and (ii) U.K. related costs of $0.7 million as described in our reconciliation to Adjusted Net Income above.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $3.7 million year-over-year, primarily due to the timing and extent of variable compensation and other cost reductions including work-from-home initiatives to manage COVID-19 Impacts.

Equity Method Investment

We account for our investment in Katapult under the equity method. We record our pro rata share of Katapult's income or losses on a two-month lag in the unaudited Condensed Consolidated Statement of Operations, with a corresponding adjustment to the carrying value of our investment in "Other assets" on the unaudited Condensed Consolidated Balance Sheet. For the three months ended June 30, 2020, our share of Katapult's income was $0.7 million.

Interest Expense

Interest expense for the three months ended June 30, 2020 remained consistent with the prior-year period on flat year-over-year average borrowings.

Provision for Income Taxes

The effective income tax rate for the three months ended June 30, 2020 was 4.8%, compared to a tax rate of 29.7% for the three months ended June 30, 2019. The decrease in the effective income tax rate was primarily due to a tax benefit of $4.6 million from the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. This benefit was partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million. Additionally, during the quarter, we recognized income from our equity method investment in Katapult, which is not taxable due to the gain offsetting prior accumulated losses. Excluding the impact of the NOL benefit in Canada, the uncertain tax position reserve adjustment, and our investment in Katapult, our adjusted effective income tax rate for the three months ended June 30, 2020 was 21.2%, due primarily to changes in state income mix during the quarter.

For the six months ended June 30, 2020 and 2019

Revenue and Net Revenue
Revenue decreased $78.9 million, or 14.6%, to $463.3 million for the six months ended June 30, 2020, from $542.2 million for the six months ended June 30, 2019, as a result of the declines in combined gross loans receivable discussed above. Year-over-year, U.S. and Canada revenues decreased 17.7% and 1.7%, respectively.

Provision for losses decreased by $50.2 million, or 23.4%, for the six months ended June 30, 2020 compared to the prior-year period. The decrease in provision for loan losses was primarily due to lower loan volume and lower NCOs as a result of COVID-19 Impacts as discussed in more detail in the "Loan Product and Portfolio Performance" and "Segment Analysis" sections.

Cost of Providing Services

Non-advertising costs of providing services decreased $15.7 million, or 13.0%, to $104.9 million in the six months ended June 30, 2020, compared to $120.6 million in the six months ended June 30, 2019. Of the $15.7 million decrease, $8.4 million was related to third-party collection costs incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services. Subsequent to our acquisition of Ad Astra, we include its operating costs within "Corporate, district and other expenses," consistent with the presentation of our other internal collection costs. The remaining decrease year-over-year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after governmental stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $2.6 million, or 12.6%, year-over-year because of COVID-19 Impacts.

Corporate, district and other expenses

Corporate, district and other expenses were $79.6 million for the six months ended June 30, 2020, a decrease of $4.8 million, or 5.7%, compared to the three months ended June 30, 2019. Corporate, district and other expenses in the six months ended June 30, 2020 included $5.6 million of collection costs related to Ad Astra, which prior to the acquisition of it in January 2020, were included in Non-advertising costs of providing services. For the six months ended June 30, 2020, corporate, district and other expenses also included (i) $6.5 million of share-based compensation costs, (ii) $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above and (iii) $2.1 million of legal and other costs also described in our reconciliation to Adjusted Net Income above. For the six months ended June 30, 2019, corporate district and other costs included (i) U.K. related costs of $8.5 million, (ii) $4.8 million of share-based compensation and (iii) $1.8 million of legal and other costs as described in our reconciliation to Adjusted Net Income above.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $6.1 million year-over-year, primarily due to the timing and extent of variable compensation and other cost reductions including work-from-home initiatives to manage COVID-19 Impacts.

Equity Method Investment

We account for our investment in Katapult under the equity method. We record our pro rata share of Katapult's income or losses on a two-month lag in the unaudited Condensed Consolidated Statement of Operations with a corresponding adjustment to the carrying value of our investment in "Other assets" on the unaudited Condensed Consolidated Balance Sheet. For the six months ended June 30, 2020, our share of Katapult's loss was $0.9 million.

Interest Expense

Interest expense for the six months ended June 30, 2020 remained consistent with the prior-year period on flat year-over-year average borrowings.

Provision for Income Taxes

The effective income tax rate for the six months ended June 30, 2020 was 5.0%, compared to a tax rate of 27.4% for the six months ended June 30, 2019. The decrease in the effective income tax rate was the result of two discrete, one-time developments related to usage of NOLs. First, the CARES Act, which was enacted on March 27, 2020 in response to COVID-19, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. We have recorded an income tax benefit of $9.1 million related to the carry-back of NOL from tax years 2018 and 2019, which will offset our tax liability for years prior to tax reform and generate a refund of previously paid taxes at a 35% statutory rate. Additionally, we recorded a tax benefit of $4.6 million related to the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. These benefits were partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million. During the six months ended June 30, 2020, we also recognized a $0.9 million loss from our equity method investment in Katapult, which is not tax deductible. Excluding the impact of the CARES Act, the valuation allowance release benefit in Canada, the uncertain tax position reserve adjustment and our investment in Katapult, our adjusted effective income tax rate for the three months ended June 30, 2020 was 25.6%.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands, unaudited):

U.S. Segment Results	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$137,320	$210,046	$(72,726)	(34.6)%	$359,088	$436,165	$(77,077)	(17.7)%
Provision for losses	41,530	92,552	(51,022)	(55.1)%	127,571	177,532	(49,961)	(28.1)%
Net revenue	95,790	117,494	(21,704)	(18.5)%	231,517	258,633	(27,116)	(10.5)%
Advertising	5,269	11,179	(5,910)	(52.9)%	16,214	17,533	(1,319)	(7.5)%
Non-advertising costs of providing services	33,661	41,248	(7,587)	(18.4)%	70,903	86,230	(15,327)	(17.8)%
Total cost of providing services	38,930	52,427	(13,497)	(25.7)%	87,117	103,763	(16,646)	(16.0)%
Gross margin	56,860	65,067	(8,207)	(12.6)%	144,400	154,870	(10,470)	(6.8)%
Corporate, district and other expenses	29,631	29,649	(18)	(0.1)%	67,281	73,529	(6,248)	(8.5)%
Interest expense	16,113	14,641	1,472	10.1%	30,959	29,369	1,590	5.4%
(Gain) loss from equity method investment	(741)	3,748	(4,489)	#	877	3,748	(2,871)	(76.6)
Total operating expense	45,003	48,038	(3,035)	(6.3)%	99,117	106,646	(7,529)	(7.1)%
Segment operating income	11,857	17,029	(5,172)	(30.4)%	45,283	48,224	(2,941)	(6.1)
Interest expense	16,113	14,641	1,472	10.1%	30,959	29,369	1,590	5.4%
Depreciation and amortization	3,309	3,437	(128)	(3.7)%	6,686	7,163	(477)	(6.7)%
EBITDA(1)	31,279	35,107	(3,828)	(10.9)%	82,928	84,756	(1,828)	(2.2)
Legal and other costs	938	—	938		2,087	1,617	470
Other adjustments	305	(143)	448		164	(248)	412
U.K. related costs	—	679	(679)		—	8,496	(8,496)
Share-based compensation	3,310	2,644	666		6,504	4,816	1,688
(Gain) loss from equity method investment	(741)	3,748	(4,489)		877	3,748	(2,871)
Adjusted EBITDA(1)	$35,091	$42,035	$(6,944)	(16.5)%	$92,560	$103,185	$(10,625)	(10.3)%
(1) These are non-GAAP metrics. For a description and reconciliation of each Non-GAAP metric, see "Supplemental Non-GAAP Financial Information."
# - Variance greater than 100% or not meaningful.
U.S. Segment Results - For the three months ended June 30, 2020 and 2019

U.S. revenues decreased by $72.7 million, or 34.6%, to $137.3 million, compared to the prior-year period for the three months ended June 30, 2020, as a result of the declines in combined gross loans receivable discussed above. Excluding the impact of California Installment loan runoff stemming from regulatory changes effective January 1, 2020, U.S. revenues decreased $56.0 million, or 31.9%.

The provision for losses decreased $51.0 million, or 55.1%, primarily as a result of lower loan volume, as previously discussed.

Non-advertising costs of providing services for the three months ended June 30, 2020 of $33.7 million, decreased $7.6 million, or 18.4%, compared to $41.2 million for the three months ended June 30, 2019. The decrease was primarily driven by Ad Astra costs of $3.7 million, which prior to its acquisition were included in Corporate, district and other expenses. The remaining decrease year-over-year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after governmental stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $5.9 million, or 52.9%, year-over-year because of COVID-19 Impacts.

Corporate, district and other expenses of $29.6 million for the three months ended June 30, 2020, were flat compared to the prior-year period. Corporate, district and other expenses for the three months ended June 30, 2020 included $2.1 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the three months ended June 30, 2020, corporate, district and other costs included (i) $0.9 million of legal and other costs described in our reconciliation to Adjusted Net Income above and (ii) $3.3 million of share-based compensation costs. For the three months ended June 30, 2019, corporate, district and other expenses included (i) U.K. related costs of $0.7 million as described in our reconciliation to Adjusted Net Income above and (ii) share-based compensation costs of $2.6 million.

Excluding the aforementioned items, comparable corporate district and other expenses decreased $3.1 million year-over-year, primarily due to the timing and extent of variable compensation and certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts.

We hold a 42.5% ownership stake in Katapult and account for this ownership under the equity method of accounting. During the second quarter of 2020, Katapult’s leasing volumes benefited from the shift to online shopping during COVID-19 stay-at-home and quarantine orders. Katapult posted its highest weekly origination volumes and highest historical approval rates during the height of COVID-19 as stay-at-home consumers shopped online due to retail store closings and prime and near-prime online financing providers tightened credit and drove more customers to Katapult. Through the end of June, Katapult originated approximately $100 million in leases year-to-date compared to $30 million in the first half of 2019. Currently, one retail partner accounts for a majority of Katapult's volume. Credit trends have continued to improve even with the outsized growth in volume such that Katapult has turned profitable to us during the second quarter. We recognize our share of Katapult’s income on a two-month lag, from which we recorded income of $0.7 million for the second quarter of 2020 and a loss of $0.9 million for the six months ended June 30, 2020.

U.S. interest expense for the three months ended June 30, 2020 increased $1.5 million, or 10.1%, primarily related to the new Non-Recourse U.S. SPV Facility, on which we drew $35.2 million when it closed in April 2020.

U.S. Segment Results - For the six months ended June 30, 2020 and 2019

U.S. revenues decreased by $77.1 million, or 17.7%, to $359.1 million, compared to the prior-year period for the six months ended June 30, 2020, as a result of decreases in combined gross loans receivable. Excluding the aforementioned impact of California Installment loan runoff, U.S. revenues decreased by $47.2 million, or 13.0%.

The provision for losses decreased $50.0 million, or 28.1%, for the six months ended June 30, 2020, compared to the prior-year period, primarily as a result of lower loan volume.

Non-advertising costs of providing services for the six months ended June 30, 2020 of $70.9 million, decreased $15.3 million, or 17.8%, compared to $86.2 million for the six months ended June 30, 2019. The decrease was primarily driven by Ad Astra costs of $8.4 million, which prior to its acquisition were included in Corporate, district and other expenses. The remaining decrease year-over-year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $1.3 million, or 7.5%, year-over-year because of COVID-19 Impacts.

Corporate, district and other expenses were $67.3 million for the six months ended June 30, 2020, a decrease of $6.2 million, or 8.5%, compared to the three months ended June 30, 2019. Corporate, district and other expenses for the six months ended June 30, 2020 included $5.6 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the six months ended June 30, 2020, corporate, district and other costs included (i) $2.1 million of legal and other costs described in our reconciliation to Adjusted Net Income above and (ii) $6.5 million of share-based compensation costs. For the six months ended June 30, 2019, corporate, district and other expenses included (i) U.K. related costs of $8.5 million as described in our reconciliation to Adjusted Net Income above, and (ii) share-based compensation costs of $4.8 million.

Excluding these items, comparable corporate, district and other expenses decreased $5.5 million year-over-year, primarily due to the timing and extent of variable compensation and certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts for the six months ended June 30, 2020.

As described above, we recognize our share of Katapult's income on a two-month lag and recorded a loss of $0.9 million for the first half of 2020.

U.S. interest expense for the six months ended June 30, 2020 increased $1.6 million, or 5.4%, primarily related to the new Non-Recourse U.S. SPV Facility, on which we drew $35.2 million when it closed in April 2020.

Canada Segment Results	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$45,189	$54,254	$(9,065)	(16.7)%	$104,227	$106,074	$(1,847)	(1.7)%
Provision for losses	9,163	19,458	(10,295)	(52.9)%	36,658	36,863	(205)	(0.6)%
Net revenue	36,026	34,796	1,230	3.5%	67,569	69,211	(1,642)	(2.4)%
Advertising	481	1,601	(1,120)	(70.0)%	1,755	3,033	(1,278)	(42.1)%
Non-advertising costs of providing services	15,906	17,081	(1,175)	(6.9)%	34,016	34,370	(354)	(1.0)%
Total cost of providing services	16,387	18,682	(2,295)	(12.3)%	35,771	37,403	(1,632)	(4.4)%
Gross margin	19,639	16,114	3,525	21.9%	31,798	31,808	(10)	—%
Corporate, district and other expenses	7,150	5,641	1,509	26.8%	12,307	10,849	1,458	13.4%
Interest expense	2,198	2,382	(184)	(7.7)%	4,676	5,344	(668)	(12.5)%
Total operating expense	9,348	8,023	1,325	16.5%	16,983	16,193	790	4.9%
Segment operating income	10,291	8,091	2,200	27.2%	14,815	15,615	(800)	(5.1)%
Interest expense	2,198	2,382	(184)	(7.7)%	4,676	5,344	(668)	(12.5)%
Depreciation and amortization	1,108	1,214	(106)	(8.7)%	2,268	2,408	(140)	(5.8)%
EBITDA(1)	13,597	11,687	1,910	16.3%	21,759	23,367	(1,608)	(6.9)%
Legal and other costs	—	—	—		—	135	(135)
Canada GST adjustment	2,160	—	2,160		2,160	—	2,160
Other adjustments	281	(33)	314		437	(144)	581
Adjusted EBITDA(1)	$16,038	$11,654	$4,384	37.6%	$24,356	$23,358	$998	4.3%
(1) These are non-GAAP metrics. For a description and reconciliation of each Non-GAAP metric, see "Supplemental Non-GAAP Financial Information."

Canada Segment Results - For the three months ended June 30, 2020 and 2019
Canada revenue decreased $9.1 million, or 16.7% ($7.4 million, or 13.6%, on a constant-currency basis), to $45.2 million for the three months ended June 30, 2020, from $54.3 million in the prior year, as a result of the declines in gross loans receivable discussed previously.

Canada non-Single-Pay revenue increased $1.6 million, or 4.6% ($3.0 million, or 8.5%, on a constant-currency basis), to $36.8 million, compared to $35.2 million in the prior-year period, on growth of $9.1 million, or 3.9% ($20.0 million, or 8.6%, on a constant-currency basis), in related loan balances. The increase was driven by continued growth of Open-End loans despite COVID-19 Impacts. Ancillary revenue, which includes sales of insurance to Open-End loan customers, decreased $1.2 million, or 11.0% ($0.8 million, or 7.7%, on a constant-currency basis). The decrease was driven by additional insurance claims from consumers impacted by COVID-19 during the second quarter of 2020.

Single-Pay revenue decreased $10.7 million, or 55.9% ($10.4 million, or 54.3%, on a constant-currency basis), to $8.4 million for the three months ended June 30, 2020, and Single-Pay receivables decreased $20.9 million, or 59.6% ($20.3 million, or 57.7%, on a constant-currency basis), to $14.2 million, from $35.1 million, in the prior year. The decreases in Single-Pay revenue and receivables were due to a significant decline in demand attributable to COVID-19 Impacts.

The provision for losses decreased $10.3 million, or 52.9% ($10.0 million, or 51.3%, on a constant-currency basis), to $9.2 million for the three months ended June 30, 2020, compared to $19.5 million in the prior-year period. The decrease in provision for loan losses was primarily a result of lower loan volume and lower NCOs as a result of COVID-19 Impacts as discussed previously. On a quarterly basis, despite COVID-19 Impacts, loss rates improved approximately 190 bps, or 28.4%, year over year due to stimulus-related pay-downs and overall portfolio maturation.

Canada cost of providing services for the three months ended June 30, 2020 was $16.4 million, a decrease of $2.3 million, or 12.3% ($1.7 million, or 9.1%, on a constant-currency basis), compared to $18.7 million for the three months ended June 30,

2019, primarily related to certain cost reductions to manage COVID-19 Impacts and reduced advertising efforts during the second quarter of 2020.

Canada operating expenses for the three months ended June 30, 2020 were $9.3 million, an increase of $1.3 million, or 16.5% ($1.6 million, or 20.0%, on a constant-currency basis), compared to $8.0 million in the prior-year period, primarily related to $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above.

Canada Segment Results - For the six months ended June 30, 2020 and 2019

Canada revenue decreased $1.8 million, or 1.7% (increased $0.3 million, or 0.3%, on a constant-currency basis), to $104.2 million for the six months ended June 30, 2020, from $106.1 million in the prior year as a result of the declines in gross loans receivable.

Canada non-Single-Pay revenue increased $11.4 million, or 17.0% ($12.9 million, or 19.2%, on a constant-currency basis), to $78.8 million, compared to $67.4 million in the prior-year period, on growth of $9.1 million, or 3.9% ($20.0 million, or 8.6%, on a constant-currency basis), in related loan balances. The increase was driven by continued growth of Open-End loan despite COVID-19 related impacts. Ancillary revenue, which includes sales of insurance to Open-End loan customers, remained flat year-over-year due to increased insurance claims from consumers impacted by COVID-19 during the second quarter of 2020.

Single-Pay revenue decreased $13.3 million, or 34.3% ($12.9 million, or 33.5%, on a constant-currency basis), to $25.4 million for the six months ended June 30, 2020, and Single-Pay receivables decreased $20.9 million, or 59.6% ($20.3 million, or 57.7% on a constant-currency basis), to $14.2 million from $35.1 million, in the prior year. The decreases in Single-Pay revenue and receivables were due to product mix shift from Single-Pay loans to Open-End loans, as well as significant declines in demand attributable to COVID-19 Impacts.

The provision for losses decreased $0.2 million, or 0.6% (increased $0.5 million, or 1.3%, on a constant-currency basis), to $36.7 million for the six months ended June 30, 2020, compared to $36.9 million in the prior-year period. The decrease in provision for loan losses was primarily a result lower loan volume and lower NCOs as a result of COVID-19 Impacts as discussed previously. On a quarterly basis, despite COVID-19 Impacts, loss rates improved approximately 190 bps, or 28.4%, year over year due to stimulus-related pay-downs.

Canada cost of providing services for the six months ended June 30, 2020 was $35.8 million, a decrease of $1.6 million, or 4.4% ($0.9 million, or 2.3%, on a constant-currency basis), compared to $37.4 million for the six months ended June 30, 2019, primarily related to certain cost reductions to manage COVID-19 Impacts and reduced advertising efforts through the second quarter of 2020.

Canada operating expenses for the six months ended June 30, 2020 were $17.0 million, an increase of $0.8 million, or 4.9% ($1.1 million, or 7.1%, on a constant-currency basis), compared to $16.2 million in the prior-year period, primarily related to $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above, partially offset by lower interest expense.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with US GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus restructuring and other costs, certain legal and related costs, gain or loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization. certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
•EBITDA (net income from continuing operations before interest, income taxes, depreciation and amortization);
•Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items);
•Adjusted effective income tax rate (effective tax rate plus or minus certain non-cash and other adjusting items); and
•Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our unaudited Condensed Consolidated Financial Statements).

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

We provide non-GAAP financial information for informational purposes and to enhance understanding of our US GAAP unaudited Condensed Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income or any other performance measure derived in accordance with US GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with US GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with US GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Description and Reconciliations of Non-GAAP Financial Measures
Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA measures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our income or cash flows as reported under US GAAP. Some of these limitations are:
•they do not include cash expenditures or future requirements for capital expenditures or contractual commitments;
•they do not include changes in, or cash requirements for, working capital needs;
•they do not include the interest expense, or the cash requirements necessary to service interest or principal payments on debt;
•depreciation and amortization are non-cash expense items reported in the statements of cash flows; and
•other companies in our industry may calculate these measures differently, limiting their usefulness as comparative measures.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Net income from continuing operations	$21,080	$17,667	$3,413	19.3%	$57,093	$46,340	$10,753	23.2
Adjustments:
Legal and related costs (1)	938	—			2,087	1,752
U.K. related costs (2)	—	679			—	8,496
(Gain) loss from equity method investment (3)	(741)	3,748			877	3,748
Share-based compensation (4)	3,310	2,644			6,504	4,816
Intangible asset amortization	759	761			1,496	1,557
Canada GST adjustment (5)	2,160	—			2,160	—
Income tax valuations (6)	(3,472)	—			(3,472)	—
Impact of tax law changes (7)	—	—			(9,114)	—
Cumulative tax effect of adjustments (8)	(1,864)	(1,062)			(3,185)	(4,322)
Adjusted Net Income	$22,170	$24,437	$(2,267)	(9.3)%	$54,446	$62,387	$(7,941)	(12.7)%

Net income from continuing operations	$21,080	$17,667			$57,093	$46,340
Diluted Weighted Average Shares Outstanding	41,545	47,107			41,686	47,335
Diluted Earnings per Share from continuing operations	$0.51	$0.38	$0.13	34.2%	$1.37	$0.98	$0.39	39.8
Per Share impact of adjustments to Net income	0.02	0.14			(0.06)	0.34
Adjusted Diluted Earnings per Share	$0.53	$0.52	$0.01	1.9%	$1.31	$1.32	$(0.01)	(0.8)%
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below.

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Net income from continuing operations	$21,080	$17,667	$3,413	19.3%	$57,093	$46,340	$10,753	23.2
Provision for income taxes	1,068	7,453	(6,385)	(85.7)%	3,005	17,499	(14,494)	(82.8)
Interest expense	18,311	17,023	1,288	7.6%	35,635	34,713	922	2.7
Depreciation and amortization	4,417	4,651	(234)	(5.0)%	8,954	9,571	(617)	(6.4)%
EBITDA	44,876	46,794	(1,918)	(4.1)%	104,687	108,123	(3,436)	(3.2)
Legal and related costs (1)	938	—			2,087	1,752
U.K. related costs (2)	—	679			—	8,496
(Gain) loss from equity method investment (3)	(741)	3,748			877	3,748
Share-based compensation (4)	3,310	2,644			6,504	4,816
Canada GST adjustment (5)	2,160	—			2,160	—
Other adjustments (9)	586	(176)			601	(392)
Adjusted EBITDA	$51,129	$53,689	$(2,560)	(4.8)%	$116,916	$126,543	$(9,627)	(7.6)%
Adjusted EBITDA Margin	28.0%	20.3%			25.2	23.3%

(1)	Legal and other costs for the six months ended June 30, 2020 included (i) settlement costs related to certain legal matters (ii) costs related to certain securities litigation and related matter, (iii) severance costs for certain corporate employees and (iv) legal and advisory costs related to the purchase of Ad Astra.

Legal and other costs of $1.8 million for the six months ended June 30, 2019 were due to eliminating 121 positions in North America. The store employee reductions helped better align store staffing with in-store customer traffic and volume patterns, as more of our growth comes from online channels and as store customers require less time in stores as they conduct more of the follow-up activities online. The elimination of certain corporate positions related to efficiency initiatives and has allowed the Company to reallocate investment to strategic growth activities.
(2)	U.K. related costs of $8.5 million for the six months ended June 30, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $0.9 million for other costs.
(3)	The Loss from equity method investment for the six months ended June 30, 2020 of $0.9 million includes our share of the estimated GAAP net loss of Katapult. As of June 30, 2020, we owned 42.5% of the outstanding shares of Katapult.

The Loss from equity method investment for the six months ended June 30, 2019 of $3.7 million represented the market value adjustment recognized during the second quarter of 2019 as a result of an equity raising round from April through July of 2019 that implied a value per share less than the value per share raised in prior raises.
(4)	We approved the adoption of share-based compensation plans during 2010 and 2017 for key members of senior management. The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(5)	We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the GST due.
(6)
In the second quarter of 2020, a Texas court ruling related to the apportionment of income to the state for another company resulted in a change in estimate regarding the realization of a tax benefit previously taken. Accordingly, we recorded a $1.1 million liability for our estimated exposure related to this position. Also in the second quarter of 2020, we released a $4.6 million valuation allowance related to NOLs for certain entities in Canada.

(7)	On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the six months ended June 30, 2020, we recorded an income tax benefit of $9.1 million related to the carryback of NOL from tax years 2018 and 2019.
(8)	Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country.
(9)	Other adjustments primarily include the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended June 30, 2020 and 2019, 24.8% and 20.5%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. In the six months ended June 30, 2020 and 2019, 22.5% and 19.6%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement - Three Months Ended June 30, 2020 and 2019

	Average Exchange Rates
	Three Months Ended June 30,		Change
	2020	2019	$	%
Canadian Dollar	$0.7215	$0.7477	($0.0262)	(3.5)%

Income Statement - Six Months Ended June 30, 2020 and 2019

	Average Exchange Rates
	Six Months Ended June 30,		Change
	2020	2019	$	%
Canadian Dollar	$0.7335	$0.7501	($0.0166)	(2.2)%

Balance Sheet - Exchange rate as of June 30, 2020 and December 31, 2019

	Exchange Rate as of
	June 30,	December 31,	Change
	2020	2019	$	%
Canadian Dollar	$0.7312	$0.7683	($0.0371)	(4.8)%

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

We calculated the revenues and gross margin below during the three months ended June 30, 2020 using the actual average exchange rate during the three months ended June 30, 2019.

	Three Months Ended June 30,		Change
(in thousands, unaudited)	2020	2019	$	%
Canada – constant currency basis:
Revenues	$46,858	$54,254	$(7,396)	(13.6)%
Gross Margin	$20,406	$16,114	$4,292	26.6%

We calculated the revenues and gross margin below during the six months ended June 30, 2020 using the actual average exchange rate during the three months ended June 30, 2019.

	Six Months Ended June 30,		Change
(in thousands, unaudited)	2020	2019	$	%
Canada – constant currency basis:
Revenues	$106,382	$106,074	$308	0.3%
Gross Margin	$32,523	$31,808	$715	2.2%

We calculated gross loans receivable below as of June 30, 2020 using the actual exchange rate as of December 31, 2019.

	June 30,	December 31,	Change
(in thousands, unaudited)	2020	2019	$	%
Canada – constant currency basis:
Gross loans receivable	$269,802	$302,376	$(32,574)	(10.8)%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, our Cash Money Revolving Credit Facility, funds from third-party lenders under our CSO programs, our Non-Recourse U.S. SPV Facility and Non-Recourse Canada SPV Facility. Additionally, in August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025.

As of June 30, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. As we did for our share repurchase programs announced in April 2019 and February 2020 (which we have suspended, as previously disclosed), we may also use cash to fund a return on capital for our stockholders through share repurchase programs, or as we previously announced in the form of dividends.

Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we have done during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while increasing cash inflows through loan repayments. We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending in order to generate additional liquidity. As a result of lower consumer demand, increased or accelerated repayments as customers benefited from government stimulus programs, our decision to tighten credit and the resulting favorable credit performance, and the runoff of California Installment loans, our available cash on hand was $269.3 million and our total liquidity was $363.4 million as of June 30, 2020. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Borrowings

Our debt consisted of the following as of June 30, 2020, net of deferred financing costs (in thousands):

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of June 30, 2020
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$88,789
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2021	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25(2)	April 8, 2024	Atalaya Capital Management	31,896
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025)	$690.0 million	8.25%	September 1, 2025		$679,143
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of June 30, 2020 are denominated in U.S. dollars.
(2) The Non-Recourse U.S. SPV Facility initially provided for $100.0 million of borrowing capacity and, on July 31, 2020, additional commitments were obtained increasing capacity to $200.0 million. As a result of the increase in commitments, interest now accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus 6.25% on balances up to $145.5 million. Balances over that amount accrue interest at an annual rate of one-month LIBOR (with a floor of 1.65%) plus 9.75%.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information is presented separately for:

(i)CURO as the issuer of the 8.25% Senior Secured Notes;
(ii)The Company's subsidiary guarantors, which are comprised of certain of its domestic subsidiaries, including (x) CFTC, as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (y) CURO Intermediate, but excluding the U.S. SPV and Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;
(iii)The Non-Recourse U.S. SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary, created in April 2020;
(iv)The Non-Recourse Canada SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary;
(v)The Company's other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”);
(vi)Consolidating and eliminating entries representing adjustments to:
1.eliminate intercompany transactions between or among us, the Subsidiary Guarantors, the Non-Recourse U.S. SPV facility, the Non-Recourse Canada SPV facility and the Subsidiary Non-Guarantors; and
2.eliminate the investments in subsidiaries; and
(vii)The Company and its subsidiaries on a consolidated basis.

For additional details, see Note 5, "Debt."

Condensed Consolidating Balance Sheets

	June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$193,605	$—	$—	$75,737	$—	$269,342
Restricted cash	—	21,142	16,455	22,793	2,884	—	63,274
Loans receivable, net	—	105,903	47,925	194,915	31,314	—	380,057
Income taxes receivable	42,755	(24,444)	—	—	494	—	18,805
Prepaid expenses and other	—	24,616	—	699	7,545	—	32,860
Property and equipment, net	—	39,974	—	—	24,285	—	64,259
Right of use asset - operating leases	—	73,402	—	—	38,458	—	111,860
Deferred tax assets	14,230	(14,230)	—	—	—	—	—
Goodwill	—	105,922	—	—	28,055	—	133,977
Other intangibles, net	—	14,429	—	—	21,278	—	35,707
Intercompany receivable	—	142,884	—	—	—	(142,884)	—
Investment in subsidiaries	136,508	—	—	—	—	(136,508)	—
Other assets	—	16,366	—	—	652	—	17,018
Total assets	$193,493	$699,569	$64,380	$218,407	$230,702	$(279,392)	$1,127,159
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$(15)	$49,273	$240	$20,327	$(5,865)	$—	$63,960
Deferred revenue	—	3,202	77	34	1,661	—	4,974
Lease liability - operating leases	—	81,314	—	—	38,453	—	119,767
Income taxes payable	(6,796)	6,796		—	—	—	—
Accrued interest	18,975	—	362	668	—	—	20,005
Liability for losses on CSO lender-owned consumer loans	—	5,164	—	—	—	—	5,164
Debt	679,143	—	31,896	88,789	—	—	799,828
Intercompany payable	—	(16,393)	16,393	41,443	101,441	(142,884)	—
Payable to CURO Holdings Corp.	(600,167)	600,167	—	—	—	—	—
Other long-term liabilities	—	11,402	—	—	59	—	11,461
Deferred tax liabilities	9,411	—	—	—	(353)	—	9,058
Total liabilities	100,551	740,925	48,968	151,261	135,396	(142,884)	1,034,217
Stockholders' equity (deficit)	92,942	(41,356)	15,412	67,146	95,306	(136,508)	92,942
Total liabilities and stockholders' equity (deficit)	$193,493	$699,569	$64,380	$218,407	$230,702	$(279,392)	$1,127,159

	December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$44,727	$—	$30,515	$—	$75,242
Restricted cash	—	14,958	17,427	2,394	—	34,779
Loans receivable, net	—	286,881	220,067	52,045	—	558,993
Right of use asset - operating leases	—	74,845	—	42,608	—	117,453
Deferred tax asset	8,561	(3,506)	—	—	—	5,055
Income taxes receivable	19,690	(8,987)	—	723	—	11,426
Prepaid expenses and other	—	26,623	—	9,267	—	35,890
Property and equipment, net	—	43,618	—	27,193	—	70,811
Goodwill	—	91,131	—	29,478	—	120,609
Other intangibles, net	—	11,569	—	22,358	—	33,927
Intercompany receivable	—	113,599	—	—	(113,599)	—
Investment in subsidiaries	84,514	—	—	—	(84,514)	—
Other assets	—	17,006	—	704	—	17,710
Total assets	$112,765	$712,464	$237,494	$217,285	$(198,113)	$1,081,895
Liabilities and Stockholder's equity (deficit):
Accounts payable and accrued liabilities	$465	$48,333	$13,462	$(2,177)	$—	$60,083
Deferred revenue	—	6,828	46	3,296	—	10,170
Lease liability - operating leases	—	82,593	—	42,406	—	124,999
Accrued interest	18,975	1	871	—	—	19,847
Payable to CURO Holdings Corp.	(635,511)	635,511	—	—	—	—
CSO liability for losses	—	10,623	—	—	—	10,623
Debt	678,323	—	112,221	—	—	790,544
Intercompany payable	—	—	69,639	43,960	(113,599)	—
Other liabilities	—	10,285	—	379	—	10,664
Liabilities from discontinued operations	—	—	—	4,452	—	4,452
Total liabilities	62,252	794,174	196,239	92,316	(113,599)	1,031,382
Stockholders' equity (deficit)	50,513	(81,710)	41,255	124,969	(84,514)	50,513
Total liabilities and stockholders' equity (deficit)	$112,765	$712,464	$237,494	$217,285	$(198,113)	$1,081,895

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$97,485	$39,835	$30,372	$14,817	$—	$182,509
Provision for losses	—	18,352	23,178	9,244	(81)	—	50,693
Net revenue	—	79,133	16,657	21,128	14,898	—	131,816
Cost of providing services:
Salaries and benefits	—	16,663	—	—	8,060	—	24,723
Occupancy	—	7,586	—	—	5,457	—	13,043
Office	—	2,777	—	—	1,023	—	3,800
Other costs of providing services	—	6,635	—	—	1,366	—	8,001
Advertising	—	5,269	—	—	481	—	5,750
Total cost of providing services	—	38,930	—	—	16,387	—	55,317
Gross margin	—	40,203	16,657	21,128	(1,489)	—	76,499
Operating expense (income):
Corporate, district and other expenses	3,398	26,197	37	104	7,045	—	36,781
Intercompany management fee	—	(3,345)	—	645	2,700	—	—
Interest expense	14,647	258	1,208	2,112	86	—	18,311
Gain from equity method investment	—	(741)	—	—	—	—	(741)
Intercompany interest (income) expense	—	(1,442)	—	533	909	—	—
Total operating expense	18,045	20,927	1,245	3,394	10,740	—	54,351
Income (loss) from continuing operations before income taxes	(18,045)	19,276	15,412	17,734	(12,229)	—	22,148
Provision (benefit) for income tax expense	(2,872)	7,504	—	—	(3,564)	—	1,068
Net income (loss) from continuing operations	(15,173)	11,772	15,412	17,734	(8,665)	—	21,080
Net income on discontinued operations	—	—	—	—	993	—	993
Net income (loss)	(15,173)	11,772	15,412	17,734	(7,672)	—	22,073
Equity in net income (loss) of subsidiaries:
CFTC	37,246	—	—	—	—	(37,246)	—
Guarantor Subsidiaries	—	11,772	—	—	—	(11,772)	—
Non-Guarantor Subsidiaries	—	(7,672)	—	—	—	7,672	—
U.S. SPV	—	15,412	—	—	—	(15,412)	—
Canada SPV	—	17,734	—	—	—	(17,734)	—
Net income (loss) attributable to CURO	$22,073	$49,018	$15,412	$17,734	$(7,672)	$(74,492)	$22,073

	Three Months Ended June 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$210,046	$26,092	$28,162	$—	$264,300
Provision for losses	—	92,552	13,114	6,344	—	112,010
Net revenue	—	117,494	12,978	21,818	—	152,290
Cost of providing services:
Salaries and benefits	—	17,422	—	8,664	—	26,086
Occupancy	—	8,033	—	5,899	—	13,932
Office	—	4,004	—	1,453	—	5,457
Other costs of providing services	—	11,789	—	1,065	—	12,854
Advertising	—	11,179	—	1,601	—	12,780
Total cost of providing services	—	52,427	—	18,682	—	71,109
Gross margin	—	65,067	12,978	3,136	—	81,181
Operating (income) expense:
Corporate, district and other expenses	2,631	30,766	(781)	6,422	—	39,038
Intercompany management fee	—	(3,237)	8	3,229	—	—
Interest expense	14,614	27	2,375	7	—	17,023
Intercompany interest (income) expense	—	(1,513)	623	890	—	—
Total operating expense	17,245	26,043	2,225	10,548	—	56,061
Income (loss) from continuing operations before income taxes	(17,245)	39,024	10,753	(7,412)	—	25,120
Provision (benefit) for income tax expense	(3,232)	9,591	—	1,094	—	7,453
Net (loss) income from continuing operations	(14,013)	29,433	10,753	(8,506)	—	17,667
Net loss on discontinued operations	—	—	—	(834)	—	(834)
Net (loss) income	(14,013)	29,433	10,753	(9,340)	—	16,833
Equity in net income (loss) of subsidiaries:
CFTC	30,846	—	—	—	(30,846)	—
Guarantor Subsidiaries	—	29,433	—	—	(29,433)	—
Non-Guarantor Subsidiaries	—	(9,340)	—	—	9,340	—
Canada SPV	—	10,753	—		(10,753)	—
Net income (loss) attributable to CURO	$16,833	$60,279	$10,753	$(9,340)	$(61,692)	$16,833

	Six Months Ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$319,253	$39,835	$64,398	$39,829	$—	$463,315
Provision for losses	—	104,393	23,178	28,976	7,682	—	164,229
Net revenue	—	214,860	16,657	35,422	32,147	—	299,086
Cost of providing services:
Salaries and benefits	—	33,575	—	—	17,155	—	50,730
Occupancy	—	15,411	—	—	11,648	—	27,059
Office	—	7,077	—	—	2,397	—	9,474
Other costs of providing services	—	14,840	—	—	2,816	—	17,656
Advertising	—	16,214	—	—	1,755	—	17,969
Total cost of providing services	—	87,117	—	—	35,771	—	122,888
Gross margin	—	127,743	16,657	35,422	(3,624)	—	176,198
Operating expense (income):
Corporate, district and other expenses	6,791	60,453	37	278	12,029	—	79,588
Intercompany management fee	—	(7,144)	—	1,375	5,769	—	—
Interest expense	29,284	467	1,208	4,733	(57)	—	35,635
Loss from equity method investment	—	877	—	—	—	—	877
Intercompany interest (income) expense	—	(2,883)	—	1,083	1,800	—	—
Total operating expense	36,075	51,770	1,245	7,469	19,541	—	116,100
Income (loss) from continuing operations before income taxes	(36,075)	75,973	15,412	27,953	(23,165)	—	60,098
Provision (benefit) for income tax expense	(26,119)	32,502	—	—	(3,378)	—	3,005
Net income (loss) from continuing operations	(9,956)	43,471	15,412	27,953	(19,787)	—	57,093
Net income on discontinued operations	—	—	—	—	1,285	—	1,285
Net income (loss)	(9,956)	43,471	15,412	27,953	(18,502)	—	58,378
Equity in net income (loss) of subsidiaries:
CFTC	68,334	—	—	—	—	(68,334)	—
Guarantor Subsidiaries	—	43,471	—	—	—	(43,471)	—
Non-Guarantor Subsidiaries	—	(18,502)	—	—	—	18,502	—
U.S. SPV	—	15,412	—	—	—	(15,412)	—
Canada SPV	—	27,953	—	—	—	(27,953)	—
Net income (loss) attributable to CURO	$58,378	$111,805	$15,412	$27,953	$(18,502)	$(136,668)	$58,378

	Six Months Ended June 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$436,165	$51,138	$54,936	$—	$542,239
Provision for losses	—	177,532	26,420	10,443	—	214,395
Net revenue	—	258,633	24,718	44,493	—	327,844
Cost of providing services:
Salaries and benefits	—	37,373	—	17,414	—	54,787
Occupancy	—	16,043	—	12,126	—	28,169
Office	—	7,893	—	2,677	—	10,570
Other costs of providing services	—	24,921	—	2,153	—	27,074
Advertising	—	17,533	—	3,033	—	20,566
Total cost of providing services	—	103,763	—	37,403	—	141,166
Gross margin	—	154,870	24,718	7,090	—	186,678
Operating expense (income):
Corporate, district and other expenses	4,973	72,304	(755)	11,604	—	88,126
Intercompany management fee	—	(6,300)	16	6,284	—	—
Interest expense	29,052	317	5,265	79	—	34,713
Intercompany interest (income) expense	—	(2,393)	623	1,770	—	—
Total operating expense	34,025	63,928	5,149	19,737	—	122,839
Income (loss) from continuing operations before income taxes	(34,025)	90,942	19,569	(12,647)	—	63,839
Provision (benefit) for income tax expense	(8,240)	23,610	—	2,129	—	17,499
Net (loss) income from continuing operations	(25,785)	67,332	19,569	(14,776)	—	46,340
Net income on discontinued operations	—	—	—	7,541	—	7,541
Net (loss) income	(25,785)	67,332	19,569	(7,235)	—	53,881
Equity in net income (loss) of subsidiaries:
CFTC	79,666	—	—	—	(79,666)	—
Guarantor Subsidiaries	—	67,332	—	—	(67,332)	—
Non-Guarantor Subsidiaries	—	(7,235)	—	—	7,235	—
Canada SPV		19,569	—	—	(19,569)	—
Net income (loss) attributable to CURO	$53,881	$146,998	$19,569	$(7,235)	$(159,332)	$53,881

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$6,546	$146,503	$41,569	$39,603	$38,099	$(1,520)	$270,800
Net cash used in discontinued operating activities	—	—	—	—	1,714	—	1,714
Cash flows from investing activities:
Purchase of property and equipment	—	(4,240)	—	—	(484)	—	(4,724)
Originations of loans, net	—	31,591	(56,789)	(14,746)	8,123	—	(31,821)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)	—	—	—	—	(14,418)
Net cash provided by (used in) continuing investing activities	—	12,933	(56,789)	(14,746)	7,639	—	(50,963)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	—	23,180	—	—	23,180
Payments on Non-Recourse Canada SPV facility	—	—	—	(41,812)	—	—	(41,812)
Proceeds from Non-Recourse U.S. SPV facility	—	—	35,206	—	—	—	35,206
Proceeds from credit facilities	—	60,000	—	—	9,778	—	69,778
Payments on credit facilities	—	(60,000)	—	—	(9,778)	—	(69,778)
Payments to net share settle RSUs	(638)	—	—	—	—	—	(638)
Proceeds from exercise of stock options	—	126	—	—	—	—	126
Debt issuance costs paid	—	—	(3,531)	—	—	—	(3,531)
Repurchase of common stock	(5,908)	—	—	—	—	—	(5,908)
Dividends paid to CURO Group Holdings Corp.	4,500	(4,500)	—	—	—	—	—
Dividends paid to stockholders	(4,500)	—	—	—	—	—	(4,500)
Net cash (used in) provided by financing activities (1)	(6,546)	(4,374)	31,675	(18,632)	—	—	2,123

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(859)	(1,740)	1,520	(1,079)
Net increase in cash, cash equivalents and restricted cash	—	155,062	16,455	5,366	45,712	—	222,595
Cash, cash equivalents and restricted cash at beginning of period	—	59,685	—	17,427	32,909	—	110,021
Cash, cash equivalents and restricted cash at end of period	$—	$214,747	$16,455	$22,793	$78,621	$—	$332,616

	Six Months Ended June 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$1,833	$204,323	$93,690	$10,929	$1,544	$312,319
Net cash used in discontinued operating activities	—	—	—	(504)	—	(504)
Cash flows from investing activities:
Purchase of property and equipment	—	(4,998)	—	(1,166)	—	(6,164)
Originations of loans, net	—	(142,871)	(71,101)	(3,227)	—	(217,199)
Cash paid for Katapult investment	—	(4,368)	—	—	—	(4,368)
Net cash used in continuing investing activities	—	(152,237)	(71,101)	(4,393)	—	(227,731)
Net cash used in discontinued investing activities	—	—	—	(14,213)	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	3,750	—	—	3,750
Payments on Non-Recourse Canada SPV facility	—	—	(24,752)	—	—	(24,752)
Proceeds from credit facilities	—	30,000	—	38,002	—	68,002
Payments on credit facilities	—	(50,000)	—	(38,002)	—	(88,002)
Payments on subordinated stockholder debt	—	—	—	(2,245)	—	(2,245)
Proceeds from exercise of stock options	(42)	69	—	—	—	27
Debt issuance costs paid	(29)	—	(169)	—	—	(198)
Repurchase of common stock	(1,762)	—	—	—	—	(1,762)
Net cash used in provided by financing activities (1)	(1,833)	(19,931)	(21,171)	(2,245)	—	(45,180)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	561	2,444	(1,544)	1,461
Net increase (decrease) in cash, cash equivalents and restricted cash	—	32,155	1,979	(7,982)	—	26,152
Cash, cash equivalents and restricted cash at beginning of period	—	52,397	12,840	34,620	—	99,857
Cash, cash equivalents and restricted cash at end of period	$—	$84,552	$14,819	$26,638	$—	$126,009
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by continuing operating activities	$270,800	$312,319
Net cash used in continuing investing activities	(50,963)	(227,731)
Net cash provided by (used in) continuing financing activities	2,123	(45,180)

Continuing Operating Activities

Net cash provided by continuing operating activities for the six months ended June 30, 2020 was $270.8 million, primarily attributable to net income from continuing operations of $57.1 million, the effect of non-cash reconciling items of $192.1 million, which includes provision for loan losses of $164.2 million, and changes in our operating assets and liabilities which provided $21.6 million.

Net cash provided by continuing operating activities for the six months ended June 30, 2019 was $312.3 million, primarily attributable to net income from continuing operations of $46.3 million, the effect of non-cash reconciling items of $227.6 million, which includes provision for loan losses of $214.4 million, and changes in our operating assets and liabilities which provided $38.4 million.

Continuing Investing Activities

Net cash used in continuing investing activities for the six months ended June 30, 2020 was $51.0 million, primarily reflecting the net origination of loans of $31.8 million and the acquisition of Ad Astra for $14.4 million, net of cash received. In addition, we used cash to purchase $4.7 million of property and equipment.

Net cash used in continuing investing activities for the six months ended June 30, 2019 was $227.7 million, primarily reflecting the net origination of loans of $217.2 million. In addition, we used cash to purchase approximately $6.2 million of property and equipment, including software licenses and $4.4 million of additional investment in Katapult.

Origination of loans will fluctuate from period-to-period, depending on the timing of loan issuances and collections. A seasonal decline in consumer loans receivable typically occurs during the first quarter of the year and is driven by income tax refunds in the U.S. Typically, customers will use the proceeds from income tax refunds to pay outstanding loan balances, resulting in an increase in our net cash balances and a decrease in our consumer loans receivable balances. Year-over-year comparisons were impacted by factors related to COVID-19, including lower consumer demand, increased or accelerated repayments as customers benefited from government stimulus programs and our decision to tighten credit which resulted in lower originations, as well as the runoff of California Installment loans from regulatory changes effective January 1, 2020.

Continuing Financing Activities

Net cash provided by continuing financing activities for the six months ended June 30, 2020 was $2.1 million, primarily due to $35.2 million of proceeds on our Non-Recourse U.S. SPV Facility, partially offset by a net pay-down on our Non-Recourse Canada SPV Facility of $18.6 million, common stock repurchases of $5.9 million, cash dividends of $4.5 million and debt issuance costs of $3.5 million related to the Non-Recourse U.S. SPV facility.

Net cash used in continuing financing activities for the six months ended June 30, 2019 was $45.2 million. During the quarter, we made a $20.0 million payment on the Senior Revolver to reduce the outstanding balance to zero and made net repayments of $21.0 million on the Non-Recourse Canada SPV Facility.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2019, as described in our 2019 Form 10-K, except for the new Non-Recourse U.S. SPV Facility, entered into during April 2020. Refer to Note 5, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

Critical Accounting Policies and Estimates

Certain accounting policies that involve a higher degree of judgement and complexity are discussed further in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, in our 2019 Form 10-K.

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

In the second quarter of 2020, we performed an interim qualitative assessment of goodwill on both reporting units to consider whether current events or circumstances, attributable to uncertainty caused by COVID-19, resulted in a more likely than not reduction in the fair value of the reporting units below their respective carrying values. We did not record any impairment losses during the six months ended June 30, 2020 as a result of our interim qualitative assessment on either reporting unit.

There continues to be uncertainty surrounding the macroeconomic factors for the U.S. and Canada reporting units. Changes in the expected length of the current economic downturn, timing of recovery, or long-term revenue growth or profitability for these reporting units could increase the likelihood of a future impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment.

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2020:

(in thousands)	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
U.S.	$105,922	79.1%	$91,131	75.6%
Canada	28,055	20.9%	29,478	24.4%
Total Goodwill	$133,977		$120,609

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2019, as described in our 2019 Form 10-K, except for the following:

CFPB Rulemaking Update

On July 7, 2020, the CFPB issued its decision on the 2019 Proposed Rule. With respect to the 2019 Proposed Rule, the CFBP rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule. However, the CFPB did not rescind or alter the payment provisions of the 2017 Final CFPB Rule. Furthermore, on July 7, 2020, the CFPB ratified prior regulatory actions which included the payments provisions of the 2017 Final CFPB Rule. The effective date of the payment provisions of the 2017 Final CFPB Rule is currently unknown. The 2017 Final CFPB rule is currently stayed as a result of an industry legal challenge. The next status conference is scheduled for September 11, 2020. In light of the industry challenge to the 2017 Final CFPB Rule, we cannot predict when the 2017 Final CFPB Rule as it relates to payments will ultimately go into effect; nor can we quantify its potential effect on our results of operations or financial condition.

California Consumer Privacy Act:

In 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020, and the California Attorney General has enforcement authority as of July 1, 2020.

A ballot initiative, which would have additional impact, will be voted on in November 2020.

Legal Proceedings

Subsequent to the California Supreme Court’s decision in De La Torre v. CashCall, which found that the interest rate on a consumer loan of $2,500 or more can render the loans unconscionable under Cal. Fin. Code § 22303, a class action lawsuit entitled Delisle, et al. v. Speedy Cash was filed against Speedy Cash in the Southern District of California on August 31, 2018. The complaint alleges that Speedy Cash charges unconscionable interest rates, in violation of consumer protection statutes, and seeks restitution and public injunctive relief. A motion to compel arbitration and stay proceedings was filed by Speedy Cash on October 30, 2018. A District Court order denying that motion was entered on June 10, 2019. On June 9, 2020, the Ninth Circuit Court of Appeals entered a memorandum vacating and remanding the District Court’s opinion, and directing the District Court to consider what effect, if any, California Financial Code § 22304.5(a) has on its analysis.

On January 1, 2020, during the course of the Delisle proceedings, Cal. Fin. Code § 22304.5(a) took effect prohibiting finance lenders from issuing loans between $2,500 and $10,000 with charges over 36% calculated as an annual simple interest rate (plus the prior month’s Federal Funds Rate).

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K. There have been no material changes to the amounts presented therein.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2020.

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

Internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
The information required by this item is included in Note 13, "Contingent Liabilities" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors
The Company is supplementing the risk factors previously disclosed in the Company's 2019 Form 10-K as follows:

A change in the United States' presidential administration and/or composition of Congress in the upcoming 2020 election could result in new legislation, rules and regulatory and enforcement policies with an adverse impact on our business.

On June 29, 2020, in the Seila Law LLC v. CFPB case, the Supreme Court ruled that the single-director structure of the CFPB is unconstitutional. The Court noted the agency's structure vests too much power in the hands of one person, and that a president has broad constitutional authority to appoint and remove agency heads. This ruling, which gives a sitting president the ability to fire a CFPB director without cause, or “at-will,” could have far-reaching implications to our business in the event a president appoints a director who has a negative view of our business and/or industry.

The CFPB recently finalized a new rule that may affect the consumer lending industry, and this rule could have a material adverse effect on our U.S. consumer lending business.

On July 7, 2020, the CFPB issued its Final Rule on Payday, Vehicle Title, and certain high-cost Installment loans ("2020 Final Rule"), rescinding the mandatory underwriting provisions first proposed in its 2019 Proposed Rule. In the 2019 Proposed Rule, the CFPB sought to rescind the mandatory underwriting provisions of the 2017 Final CFPB Payday Rule. In the 2020 Final Rule, the CFPB did not rescind or alter any other provisions of the 2017 Final CFPB Payday Rule, and the 2020 Final Rule ratified prior regulatory actions, which included the payments provisions of the 2017 Final CFPB Payday Rule. The 2017 Final CFPB Payday Rule is currently stayed as a result of an industry legal challenge and the effective date of the payment provisions is currently unknown. In light of this industry challenge, we cannot predict when it will ultimately go into effect or quantify its potential effect on our results of operations or financial condition. If the payment provisions of the 2017 Final CFPB Payday Rule becomes effective in the current proposed form, we will need to make certain changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to make these changes effectively because of unexpected complexities, costs or otherwise, we cannot guarantee that the payment provisions of the 2017 Final CFPB Payday Rule will not have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

(a) Disclosure of Unreported 8-K Information

None

(b) Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

Exhibit no.	Exhibit Description
10.1	Amended and Restated Certificate of Incorporation*
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended

101	The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 5, 2020, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements*

* Filed herewith.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2020    CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer