Form 10-Q
period 2020-09-30
CURO Group Holdings Corp.
filed 2020-10-30
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At October 29, 2020 there were 40,885,113 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
THIRD QUARTER ENDED SEPTEMBER 30, 2020

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 in Payday, Vehicle Title and Certain high Cost Installment loans.
2019 Proposed Rule	The subsequent CFPB rulemaking process which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule.
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
Ad Astra	Ad Astra Recovery Services, Inc., our former exclusive provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details.
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
bps	Basis points
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Cash Money	Cash Money Cheque Cashing Inc., a Canadian subsidiary
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
COVID-19	An infectious disease caused by the 2019 novel coronavirus
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFL	Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds, a related party to the Company
Form 10-Q	Quarterly Report on Form 10-Q for the three and nine months period ended September 30, 2020
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not included in the Condensed Consolidated Financial Statements
Katapult	Katapult Holdings, Inc. (formerly known as Zibby), a private lease-to-own platform for online, brick and mortar and omni-channel retailers
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse U.S. SPV Facility	A four-year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
OCCC	Texas Office of Consumer Credit Commissioner

Term or abbreviation	Definition
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from the second quarter of 2020 to the third quarter of 2020
SRC	Smaller Reporting Company as defined by the SEC
Stride Bank	In 2019, we partnered with Stride Bank, N.A. to launch a bank-sponsored Unsecured Installment loan originated by Stride Bank. We market and service loans on behalf of Stride Bank and the bank licenses our proprietary credit decisioning for Stride Bank's scoring and approval.
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties.
U.K. Subsidiaries	Collectively, Curo Transatlantic Limited and SRC Transatlantic Limited
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

PART I.     FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$207,071	$75,242
Restricted cash (includes restricted cash of consolidated VIEs of $33,696 and $17,427 as of September 30, 2020 and December 31, 2019, respectively)	62,527	34,779
Gross loans receivable (includes loans of consolidated VIEs of $327,242 and $244,492 as of September 30, 2020 and December 31, 2019, respectively)	497,442	665,828
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $53,183 and $24,425 as of September 30, 2020 and December 31, 2019, respectively)	(80,582)	(106,835)
Loans receivable, net	416,860	558,993
Income taxes receivable	35,214	11,426
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $1,165 as of September 30, 2020)	28,259	35,890
Property and equipment, net	61,681	70,811
Investments	23,908	10,068
Right of use asset - operating leases	111,055	117,453
Deferred tax assets	—	5,055
Goodwill	134,589	120,609
Other intangibles, net	37,219	33,927
Other assets	8,151	7,642
Total Assets	$1,126,534	$1,081,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $26,665 and $13,462 as of September 30, 2020 and December 31, 2019, respectively)	$51,747	$60,083
Deferred revenue	5,220	10,170
Lease liability - operating leases	118,831	124,999
Accrued interest (includes accrued interest of consolidated VIEs of $983 and $871 as of September 30, 2020 and December 31, 2019, respectively)	5,728	19,847
Liability for losses on CSO lender-owned consumer loans	6,198	10,623
Debt (includes debt and issuance costs of consolidated VIEs of $128,302 and $8,408 as of September 30, 2020 and $115,243 and $3,022 as of December 31, 2019, respectively)	799,460	790,544
Other long-term liabilities	13,376	10,664
Deferred tax liabilities	13,421	4,452
Total Liabilities	1,013,981	1,031,382
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,040,416 and 46,770,765 shares issued; and 40,885,113 and 41,156,224 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 6,155,303 and 5,614,541 shares at the respective period ends	(77,852)	(72,343)
Paid-in capital	77,468	68,087
Retained earnings	157,932	93,423
Accumulated other comprehensive loss	(45,004)	(38,663)
Total Stockholders' Equity	112,553	50,513
Total Liabilities and Stockholders' Equity	$1,126,534	$1,081,895

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$182,003	$297,264	$645,318	$839,503
Provision for losses	54,750	123,867	218,979	338,262
Net revenue	127,253	173,397	426,339	501,241

Cost of providing services
Salaries and benefits	24,246	27,462	74,976	82,249
Occupancy	13,878	14,036	40,937	42,205
Office	5,058	5,993	14,532	16,563
Other costs of providing services	6,076	12,843	23,732	39,917
Advertising	14,425	16,424	32,394	36,990
Total cost of providing services	63,683	76,758	186,571	217,924
Gross margin	63,570	96,639	239,768	283,317

Operating expense (income)
Corporate, district and other expenses	36,658	38,665	116,246	123,043
Interest expense	18,383	17,364	54,018	52,077
(Income) loss from equity method investment	(3,530)	1,384	(2,653)	5,132
Total operating expense	51,511	57,413	167,611	180,252
Income from continuing operations before income taxes	12,059	39,226	72,157	103,065
(Benefit) provision for income taxes	(822)	11,239	2,183	28,738
Net income from continuing operations	12,881	27,987	69,974	74,327
Net income (loss) from discontinued operations, before income tax	—	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	—	598	429	(45,991)
Net (loss) income from discontinued operations	—	(598)	1,285	6,943
Net income	$12,881	$27,389	$71,259	$81,270

Basic earnings (loss) per share:
Continuing operations	$0.32	$0.63	$1.71	$1.63
Discontinued operations	—	(0.01)	0.03	0.15
Basic earnings per share	$0.32	$0.62	$1.74	$1.78

Diluted earnings (loss) per share:
Continuing operations	$0.31	$0.61	$1.68	$1.59
Discontinued operations	—	(0.01)	0.03	0.15
Diluted earnings per share	$0.31	$0.60	$1.71	$1.74

Weighted average common shares outstanding:
Basic	40,885	44,422	40,838	45,759
Diluted	41,775	46,010	41,660	46,887

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,881	$27,389	$71,259	$81,270
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	5,591	(1,954)	(6,341)	18,376
Other comprehensive income (loss)	5,591	(1,954)	(6,341)	18,376
Comprehensive income	$18,472	$25,435	$64,918	$99,646

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income from continuing operations	$69,974	$74,327
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	13,312	14,180
Provision for loan losses	218,979	338,262
Amortization of debt issuance costs and bond discount	2,756	2,273
Deferred income tax (benefit) expense	14,187	(3,147)
Loss on disposal of property and equipment	145	47
(Income) loss from equity method investment	(2,653)	5,132
Increase in cash surrender value of life insurance	(418)	—
Share-based compensation	9,896	7,587
Changes in operating assets and liabilities:
Accrued interest on loans receivable	26,566	(11,446)
Prepaid expenses and other assets	7,362	14,275
Other assets	79	(8,439)
Accounts payable and accrued liabilities	(10,439)	13,596
Deferred revenue	(4,843)	(533)
Income taxes payable	—	25,117
Income taxes receivable	(23,790)	5,598
Accrued interest	(14,092)	(15,303)
Other long-term liabilities	2,725	2,767
Net cash provided by continuing operating activities	309,746	464,293
Net cash provided by (used in) discontinued operating activities	1,714	(504)
Net cash provided by operating activities	311,460	463,789
Cash flows from investing activities
Purchase of property and equipment	(7,401)	(8,667)
Loans receivable originated or acquired	(951,803)	(1,369,644)
Loans receivable repaid	836,915	995,291
Investments in Katapult	(11,187)	(8,168)
Acquisition of Ad Astra, net of acquiree's cash received	(14,418)	—
Net cash used in continuing investing activities	(147,894)	(391,188)
Net cash used in discontinued investing activities	—	(14,213)
Net cash used in investing activities	(147,894)	(405,401)
Cash flows from financing activities
Proceeds from Non-Recourse U.S. SPV facility	35,206	—
Proceeds from Non-Recourse Canada SPV facility	23,357	15,992
Payments on Non-Recourse Canada SPV facility	(42,131)	(24,835)
Debt issuance costs paid	(6,991)	(198)
Proceeds from credit facilities	69,853	179,811
Payments on credit facilities	(69,853)	(174,811)
Payments on subordinated stockholder debt	—	(2,252)
Proceeds from exercise of stock options	126	87
Payments to net share settle restricted stock units vesting	(641)	(110)
Repurchase of common stock	(5,908)	(52,172)
Dividends paid to stockholders	(6,750)	—
Net cash used in financing activities (1)	(3,732)	(58,488)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(257)	1,204
Net increase in cash, cash equivalents and restricted cash	159,577	1,104
Cash, cash equivalents and restricted cash at beginning of period	110,021	99,857
Cash, cash equivalents and restricted cash at end of period	$269,598	$100,961
(1) Financing activities were not impacted by discontinued operations

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and 2019 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows:

	September 30,
	2020	2019
Cash and cash equivalents	$207,071	$62,207
Restricted cash (includes restricted cash of consolidated VIEs of $33,696 and $21,897 as of September 30, 2020 and September 30, 2019, respectively)	62,527	38,754
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$269,598	$100,961

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

CURO is a growth-oriented, technology-enabled, highly-diversified consumer finance company serving a wide range of non-prime consumers in the U.S., Canada and, through February 25, 2019, the United Kingdom.

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP, and with the accounting policies described in its 2019 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2020.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC, which allows it to report information under reduced SEC disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2020, and it will reevaluate its status as of June 30, 2021.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect all adjustments (consisting only of adjustments of a normal and recurring nature) which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.

COVID-19

The COVID-19 pandemic, which surfaced in late 2019 and spread worldwide, including to the U.S. and Canada, continues to cause global uncertainty. Macroeconomic conditions, in general, and the Company's operations have been significantly affected by COVID-19 and there continues to be no reliable estimates of how long the pandemic will last or the scope or magnitude of its near-term or long-term impacts. Resurgences of the pandemic in various states and provinces in which the Company operates also adds uncertainty as jurisdictions establish or re-institute protocols to lessen the burden of these cases, as described further below. In recent months, efforts to produce a vaccine and more effective treatments for those that have been infected by COVID-19 have progressed rapidly. However, it is not possible to predict if a viable vaccine will in fact be developed, the timing of any such vaccine, and the timing and ability to scale such a vaccine for the general population.

Federal, state/provincial, and local governments continue to monitor COVID-19 cases and resurgences. Decrees were issued by regional governmental entities prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work during the height of the pandemic or in cases of resurgences. Although CURO's operations are considered essential financial service under federal guidelines and most local regulations in both the U.S. and Canada, the Company experienced a decline in product demand as a result of the macroeconomic conditions, particularly in the second quarter of 2020, which reflected the first full quarter of the pandemic's impact in both countries. During the quarter ended September 30, 2020, CURO experienced a modest sequential increase in demand for its loan products as the effect of government stimulus programs in both countries subsided. The extent of the impact of COVID-19 on the Company's business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. Therefore, the impact of the COVID-19 pandemic will not be fully realized in the Company's results of operations and overall financial performance until future periods. Refer to Note 3, "Loans Receivable and Revenue" for an explanation of the effect of the pandemic on the Company's loans receivable and the allowance for loan losses as of September 30, 2020. Refer to Note 7, "Income Taxes" for the impact on the Company's provision for income taxes due to the CARES Act.

As a provider of an essential service, the Company remains focused on protecting the health and well-being of its employees, customers and the communities in which it operates, as well as assuring the continuity of its business operations. While CURO continues serving its customers through both store and online channels, store hours are reduced, enhanced cleaning protocols for all facilities are in place, and social distancing guidelines are in effect to aid in combating the spread of the pandemic.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Response to COVID-19

On March 27, 2020, the president of the United States signed the CARES Act into law. The CARES Act was intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals, and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.

The CARES Act modified the limitation on business interest expense and net operating loss provisions, and provided a payment delay of employer payroll taxes incurred after the date of enactment. The Company expects to delay payment of the Company's portion of the employees' Social Security payroll taxes, otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

The CARES Act also included two provisions that directly impacted the demand for the Company's loan products as well as its customers’ ability to make payments on their existing loans. The CARES Act included one-time payments of up to $1,200 per adult for individuals whose income was less than $99,000 (or $198,000 for tax joint filers), $500 per child under 17 years old, and up to $3,400 for a family of four if certain eligibility criteria were met. The CARES Act also provided unemployment benefit expansion, including (i) an additional $600 federal stimulus payment automatically added to each week of state benefits received between March 29 and July 25, 2020; (ii) expanded pandemic unemployment assistance coverage to self-employed workers, independent contractors, people with limited employment history and people who had used all of their regular unemployment insurance benefits; and (iii) pandemic emergency unemployment compensation, which extends unemployment insurance benefits from 26 weeks to 39 weeks within a 12-month benefit year.

With the expiration of the $600 federal stimulus payment on July 25, 2020, the president signed an executive order to extend unemployment benefits with an additional $300 per week from the federal government, which is subject to state-by-state implementation efforts. Although the $300 benefit was expected to remain through the end of 2020, most states exhausted the available funds under this plan by October 2020. However, four states in which CURO operates, (Nevada, Kansas, Virginia and Wisconsin), have yet to distribute additional funds under this executive order.

Canada Response to COVID-19

On March 18, 2020, the Canadian government announced a set of pandemic measures as part of the Government of Canada’s COVID-19 Economic Response Plan. This plan included several provisions that directly impacted the demand for the Company's products as well as its customers’ ability to make payments on their existing loans, including (i) the Canada Emergency Response Benefit, which provides a $2,000 benefit every four weeks for 24 weeks to eligible workers who become unemployed or under-employed as a result of COVID-19; (ii) a $300 per child Canada Child Benefit paid on May 20, 2020; (iii) a one-time special payment through Canada’s Goods and Services Tax credit for low and modest-income families that averages $400 for individuals and $600 for couples; and (iv) temporary wage increases for low-income essential workers funded at the federal level but disbursed at the provincial level. The Canada Emergency Response Benefit plan expired on September 26, 2020.

Under the Economic Response Plan, the Canadian government also expanded its Employment Insurance Program ("EI Program"), which provides up to $500 per week of temporary income support to unemployed workers while looking for employment by extending the period of time to determine if sufficient hours were worked to be eligible for this program. The expanded program remains active.

The Economic Response Plan also includes the Canada Recovery Benefit program, which provides $500 per week for up to 26 weeks for workers who have stopped working or had their income reduced by at least 50% due to COVID-19, and who are not eligible for the EI Program. This program remains active. Canadian citizens may apply for up to a total of 13 eligibility periods (26 weeks) between September 27, 2020 and September 25, 2021.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of CURO and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ad Astra Acquisition
On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the unaudited Condensed Consolidated Financial Statements. Prior to the acquisition, all costs related to Ad Astra were included in "Other costs of providing services." Following the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. See Note 17, "Acquisition" for further information.
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

Equity Security Investments in Katapult

Katapult is a privately-owned lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website.

During the three months ended September 30, 2020, as a result of additional investments, the Company had a change in accounting methodology for its investments in preferred stock of Katapult from the equity method to the measurement alternative under ASC 321 for investments without a readily determinable fair value. As a result, these investments were reclassified from the equity method to investment at cost minus impairment. Other investments are considered in-substance common stock and continue to be accounted for under the equity method of accounting as of September 30, 2020. The Company recognized 42.5% of Katapult's earnings for the quarter ended September 30, 2020 under the equity method of accounting, which is the Company's proportionate share recognized on a two-month lag. The Company records both the equity method investment and the investment at cost minus impairment in "Investments" on the unaudited Condensed Consolidated Balance Sheets. See Note 8, "Fair Value Measurements" for additional detail regarding the Company's investment in Katapult.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

Troubled Debt Restructuring

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under U.S. GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted under the terms of the original agreement. In light of COVID-19, the Company established an enhanced Customer Care Program, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

The Company records its allowance for loan losses related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged off. A TDR is charged off consistent with the Company's policies for the related loan product. For additional information on the Company's loss recognition policy, see the Company's 2019 Form 10-K.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Refer to Note 3, "Loans Receivable and Revenue" for further information on TDRs as of September 30, 2020.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on nonaccrual status due to statutory requirements or at management’s judgment if the timely collection of principal and interest becomes uncertain. After a loan is placed on nonaccrual status, no further interest is accrued. Loans are not typically returned to accrual status and thus remain on nonaccrual status until they are paid or charged off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. The Company's policy for determining past due status is consistent with that of the Company's accrual loans, depending on the product.

Goodwill

The annual impairment review for goodwill, performed annually as of October 1, consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, as a basis in turn for determining whether or not further testing is required. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period.

During the fourth quarter of 2019, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. During the three and nine months ended September 30, 2020, the Company did not record an impairment related to goodwill. The Company has not yet completed its annual impairment review for goodwill, performed as of October 1.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, and ASU 2020-02 in February

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualify as an SRC, for which the Company currently qualifies. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its unaudited Condensed Consolidated Financial Statements.

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact that adoption of ASU 2020-01 will have on its unaudited Condensed Consolidated Financial Statements.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently assessing the impact that adoption of ASU 2020-04 will have on its unaudited Condensed Consolidated Financial Statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in Topic 740. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 - VARIABLE INTEREST ENTITIES

As of September 30, 2020, the Company had two credit facilities whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on the Non-Recourse U.S. SPV facility, entered into in April 2020, and the Non-Recourse Canada SPV facility, entered into in August 2018.

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

The carrying amounts of consolidated VIEs' assets and liabilities associated with the VIE subsidiaries were as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets
Restricted cash	$33,696	$17,427
Loans receivable less allowance for loan losses	274,059	220,067
Prepaid expenses and other	1,165	—
Deferred tax assets	100	—
Total Assets	$309,020	$237,494
Liabilities
Accounts payable and accrued liabilities	$26,665	$13,462
Deferred revenue	137	46
Accrued interest	983	871
Intercompany payable	35,181	69,639
Debt	119,894	112,221
Total Liabilities	$182,860	$196,239

NOTE 3 – LOANS RECEIVABLE AND REVENUE

CURO's customers and overall credit performance have been impacted in 2020 as a result of COVID-19. During the third quarter of 2020, consumer demand gradually increased as stay-at-home and self-quarantine orders were lifted in some jurisdictions in response to lower COVID-19 infection rates and the expiration of governmental stimulus programs. Ongoing impacts from and risks related to COVID-19 have caused continued uncertainty regarding the performance of NCOs over the loss-development period as of September 30, 2020. The Company has maintained its historical allowance approach, but has adjusted estimates for changes in past-due gross loans receivable due to market conditions leading up to and at September 30, 2020 caused by COVID-19. The estimates and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and which are indicative of conditions as of September 30, 2020.

As a result of COVID-19, the Company enhanced its Customer Care Program and began modifying loans for borrowers that experienced financial distress, as discussed in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the "TDR Loans Receivable" tables below.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unsecured Installment	$67,408	$137,233	$260,328	$395,119
Secured Installment	16,692	28,270	62,379	81,823
Open-End	58,711	66,120	186,429	173,961
Single-Pay	25,084	49,312	92,973	141,605
Ancillary	14,108	16,329	43,209	46,995
Total revenue(1)	$182,003	$297,264	$645,318	$839,503
(1) Includes revenue from CSO programs of $36.7 million and $72.8 million for the three months ended September 30, 2020 and 2019, respectively, and $142.5 million and $199.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	September 30, 2020
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$41,274	$67,017	$41,433	$290,427	$440,151
Delinquent loans receivable	—	17,942	7,542	31,807	57,291
Total loans receivable	41,274	84,959	48,975	322,234	497,442
Less: allowance for losses	(3,197)	(18,859)	(7,109)	(51,417)	(80,582)
Loans receivable, net	$38,077	$66,100	$41,866	$270,817	$416,860
(1) Of the $41.3 million of Single-Pay receivables, $10.1 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	September 30, 2020
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$7,098	$3,576	$14,988	$25,662
31-60 days past due	4,758	1,883	7,505	14,146
61 + days past due	6,086	2,083	9,314	17,483
Total delinquent loans receivable	$17,942	$7,542	$31,807	$57,291

	December 31, 2019
	Single-Pay(1)	Unsecured Installment	Secured Installment	Open-End	Total
Current loans receivable	$81,447	$117,682	$70,565	$285,452	$555,146
Delinquent loans receivable	—	43,100	17,510	50,072	110,682
Total loans receivable	81,447	160,782	88,075	335,524	665,828
Less: allowance for losses	(5,869)	(35,587)	(10,305)	(55,074)	(106,835)
Loans receivable, net	$75,578	$125,195	$77,770	$280,450	$558,993
(1) Of the $81.4 million of Single-Pay receivables, $22.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2019
	Unsecured Installment	Secured Installment	Open-End	Total
Delinquent loans receivable
0-30 days past due	$15,369	$8,039	$21,823	$45,231
31-60 days past due	12,403	4,885	13,191	30,479
61 + days past due	15,328	4,586	15,058	34,972
Total delinquent loans receivable	$43,100	$17,510	$50,072	$110,682

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	September 30, 2020
	Unsecured Installment	Secured Installment	Total
Current loans receivable Guaranteed by the Company	$32,869	$786	$33,655
Delinquent loans receivable Guaranteed by the Company	5,953	160	6,113
Total loans receivable Guaranteed by the Company	38,822	946	39,768
Less: Liability for losses on CSO lender-owned consumer loans	(6,130)	(68)	(6,198)
Loans receivable Guaranteed by the Company, net	$32,692	$878	$33,570

	September 30, 2020
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$5,404	$111	$5,515
31-60 days past due	433	9	442
61+ days past due	116	40	156
Total delinquent loans receivable	$5,953	$160	$6,113

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable Guaranteed by the Company	$61,840	$1,944	$63,784
Delinquent loans receivable Guaranteed by the Company	12,477	392	12,869
Total loans receivable Guaranteed by the Company	74,317	2,336	76,653
Less: Liability for losses on CSO lender-owned consumer loans	(10,553)	(70)	(10,623)
Loans receivable Guaranteed by the Company, net	$63,764	$2,266	$66,030

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past due	$10,392	$326	$10,718
31-60 days past due	1,256	40	1,296
61 + days past due	829	26	855
Total delinquent loans receivable	$12,477	$392	$12,869

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended September 30, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$2,802	$18,798	$7,883	$47,319	$—	$76,802
Charge-offs	(21,473)	(14,781)	(6,648)	(22,781)	(972)	(66,655)
Recoveries	17,034	5,186	2,635	4,618	498	29,971
Net charge-offs	(4,439)	(9,595)	(4,013)	(18,163)	(474)	(36,684)
Provision for losses	4,799	9,647	3,239	21,655	474	39,814
Effect of foreign currency translation	35	9	—	606	—	650
Balance, end of period	$3,197	$18,859	$7,109	$51,417	$—	$80,582
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$5,128	$36	$—	$—	$5,164
Increase in liability	—	(1,002)	(32)	—	—	(1,034)
Balance, end of period	$—	$6,130	$68	$—	$—	$6,198

	Three Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$4,941	$35,223	$9,996	$51,717	$—	$101,877
Charge-offs	(40,512)	(34,252)	(10,592)	(31,993)	(1,382)	(118,731)
Recoveries	26,599	5,279	2,445	3,791	845	38,959
Net charge-offs	(13,913)	(28,973)	(8,147)	(28,202)	(537)	(79,772)
Provision for losses	14,736	31,891	8,514	31,220	537	86,898
Effect of foreign currency translation	(102)	(14)	—	(502)	—	(618)
Balance, end of period	$5,662	$38,127	$10,363	$54,233	$—	$108,385
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$9,433	$71	$—	$—	$9,504
(Increase) / decrease in liability	—	(748)	3	—	—	(745)
Balance, end of period	$—	$10,181	$68	$—	$—	$10,249

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2020
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$5,869	$35,587	$10,305	$55,074	$—	$106,835
Charge-offs	(83,162)	(83,468)	(31,505)	(104,074)	(3,000)	(305,209)
Recoveries	68,804	17,982	8,505	17,129	1,475	113,895
Net charge-offs	(14,358)	(65,486)	(23,000)	(86,945)	(1,525)	(191,314)
Provision for losses	11,850	48,766	19,804	83,987	1,525	165,932
Effect of foreign currency translation	(164)	(8)	—	(699)	—	(871)
Balance, end of period	$3,197	$18,859	$7,109	$51,417	$—	$80,582
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$—	$10,623
Decrease in liability	—	4,423	2	—	—	4,425
Balance, end of period	$—	$6,130	$68	$—	$—	$6,198

	Nine Months Ended September 30, 2019
	Single-Pay	Unsecured Installment	Secured Installment	Open-End	Other	Total
Allowance for loan losses:
Balance, beginning of period	$4,189	$37,716	$12,191	$19,901	$—	$73,997
Charge-offs	(112,792)	(115,825)	(33,558)	(66,319)	(4,075)	(332,569)
Recoveries	78,811	16,963	8,261	14,487	2,565	121,087
Net charge-offs	(33,981)	(98,862)	(25,297)	(51,832)	(1,510)	(211,482)
Provision for losses	35,450	99,250	23,469	85,910	1,510	245,589
Effect of foreign currency translation	4	23	—	254	—	281
Balance, end of period	$5,662	$38,127	$10,363	$54,233	$—	$108,385
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$11,582	$425	$—	$—	$12,007
Decrease in liability	—	1,401	357	—	—	1,758
Balance, end of period	$—	$10,181	$68	$—	$—	$10,249

As of September 30, 2020, Installment and Open-End loans classified as nonaccrual were $5.4 million and $4.1 million, respectively. As of December 31, 2019, Installment and Open-End loans classified as nonaccrual were $16.6 million and $7.9 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the allowance for loan losses as delinquencies are a primary input into the Company's roll rate-based model.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

TDR LOANS RECEIVABLE

The table below presents TDRs included in gross loans receivable and the impairment included in the allowance for loan losses (in thousands):

As of September 30, 2020
Current TDR gross receivables	$14,085
Delinquent TDR gross receivables	6,547
Total TDR gross receivables	20,632
Less: Impairment included in the allowance for loan losses	(6,622)
Less: Additional allowance	(2,086)
Outstanding TDR receivables, net of impairment	$11,924

There were no TDR's as of December 31, 2019.
The tables below reflect new loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Pre-modification TDR loans receivable	$9,007	$37,948
Post-modification TDR loans receivable	8,186	34,195
Total concessions included in gross charge-offs	$821	$3,753

There were $5.1 million and $6.0 million of loans classified as TDRs that were charged off and included as a reduction in the allowance for loan losses during the three and nine months ended September 30, 2020, respectively. The Company had commitments to lend additional funds of approximately $2.2 million to customers with available and unfunded Open-End loans classified as TDRs as of September 30, 2020.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the three and nine months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Average outstanding TDR loans receivable (1)	$20,484	$21,011
Interest income recognized	6,510	10,907
Number of TDR loans	5,361	22,190
(1) For the three months ended September 30, 2020, the average is calculated using a simple average of the ending TDR balance as of June 30, 2020 and September 30, 2020. For the nine months ended September 30, 2020, the average is calculated based on the amount immediately after the loan was classified as a TDR and the ending TDR balance as of September 30, 2020 as there were no TDRs prior to April 1, 2020.

There were no loans classified as TDRs during the three and nine month periods ended September 30, 2019.

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $4.6 million and $14.7 million at September 30, 2020 and December 31, 2019, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase specific customer loans that are in default with the lenders. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2019 Form 10-K for further details of the Company's accounting policy.

As of September 30, 2020 and December 31, 2019, the incremental maximum amount payable under all such guarantees was $32.8 million and $62.7 million, respectively. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $6.2 million and $10.6 million at September 30, 2020 and December 31, 2019, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company placed $4.9 million and $6.2 million in collateral accounts for the benefit of lenders at September 30, 2020 and December 31, 2019, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of September 30, 2020 and December 31, 2019 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
8.25% Senior Secured Notes	$679,566	$678,323
Non-Recourse U.S. SPV Facility	28,884	—
Non-Recourse Canada SPV Facility	91,010	112,221
Debt	$799,460	$790,544

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the remaining balance of capitalized financing costs of $10.4 million, net of amortization, is included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

Non-Recourse U.S. SPV Facility

In April 2020, Curo Receivables Finance II, LLC, a bankruptcy-remote special purpose vehicle (the “U.S. SPV Borrower”) and an indirect wholly-owned subsidiary of the Company, entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of September 30, 2020, the Non-Recourse U.S. SPV Facility provided for $200.0 million of borrowing capacity, which was increased from $100.0 million on July 31, 2020 after obtaining additional commitments.

The Non-Recourse U.S. SPV Facility is secured by a first lien against all assets of the U.S. SPV Borrower. The lenders will make advances against the principal balance of the eligible Installment, Open-End and bank partner loans sold to the U.S. SPV Borrower. Interest accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus the lesser of (a) 6.95% and (b) the sum of (i) 6.25% on balances up to $145.5 million, and (ii) 9.75% on balances greater than $145.5 million. The U.S. SPV Borrower will pay the lenders additional interest if it does not borrow minimum specified percentages of the available commitments and a monthly 0.50% per annum commitment fee on the unused portion of the commitments. The Non-Recourse U.S. SPV Facility may not be prepaid prior to April 8, 2021. Prepayments incur a fee equal to (a) prior to September 8, 2021, 3.0% of the aggregate commitments, (b) thereafter, until March 8, 2022, 2.0% of the aggregate commitments, and (c) thereafter, zero. The Company is currently evaluating the impact of the expected transition from LIBOR to alternative reference rates.

As of September 30, 2020, outstanding borrowers under the Non-Recourse U.S. SPV Facility were $28.9 million, net of deferred financing costs of $6.3 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 2, "Variable Interest Entities."

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

As of September 30, 2020, outstanding borrowings under the Non-Recourse Canada SPV Facility were $91.0 million, net of deferred financing costs of $2.1 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Senior Revolver

The Company maintains the Senior Revolver that provides $50.0 million of borrowing capacity, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires June 30, 2021. The Senior Revolver accrues interest at one-month LIBOR plus 5.00% (subject to a 5% overall minimum). The Senior Revolver is syndicated with participation by four banks. The Company is currently evaluating the impact of no longer using LIBOR as a benchmark rate.

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

The Senior Revolver was undrawn at September 30, 2020.

Cash Money Revolving Credit Facility

Cash Money maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is the percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of September 30, 2020, the borrowing capacity under the Cash Money Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at September 30, 2020.

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

Grants of market-based RSUs are valued using the Monte Carlo simulation pricing model. The market-based RSUs granted to date vest after three years if the Company's total stockholder return over the three-year performance period meets a specified target relative to other companies in its selected peer group. Expense recognition for the market-based RSUs occurs over the service period using the straight-line method.

Unvested shares of RSUs generally are forfeited upon termination of employment, or failure to achieve the required performance condition, if applicable.

A summary of the activity of time-based and market-based unvested RSUs as of September 30, 2020 and changes during the nine months ended September 30, 2020 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2019	1,061,753	394,861	$11.47
Granted	679,413	368,539	10.42
Vested	(308,140)	—	11.34
Forfeited	(24,025)	(4,687)	11.99
September 30, 2020	1,409,001	758,713	$10.97

Share-based compensation expense for the three months ended September 30, 2020 and 2019, which includes compensation costs from stock options and RSUs, was $3.4 million and $2.8 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $9.9 million and $7.6 million, respectively. Share-based compensation expense is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of September 30, 2020, there was $13.8 million of total unrecognized compensation cost related to stock options and RSUs, of which $9.3 million related to time-based RSUs and $4.4 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.8 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 3.0% and 27.9% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in effective income tax rate was primarily due to a tax benefit from the CARES Act, which was enacted by the U.S. Federal government in March 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. The Company recorded an income tax benefit of $11.3 million related to the carry-back of NOLs from tax years 2018 and 2019, which will offset its tax liability for prior years and generate a refund of previously paid taxes at a 35% statutory rate. In addition, the Company released a valuation allowance of $0.6 million against the losses from its investment in Katapult and, in the second quarter of 2020, the Company recorded a tax benefit of $4.6 million from the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. These benefits were partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings in Canada of $187.1 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $9.4 million. In the event the earnings were distributed to the U.S. legal entities, the Company would adjust the income tax provision for the applicable period and would determine the amount of foreign tax credit that would be available.

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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$6,757	$6,757	$—	$—	$6,757
Financial liabilities:
Non-qualified deferred compensation plan	$4,474	$4,474	$—	$—	$4,474

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$207,071	$207,071	$—	$—	$207,071
Restricted cash	62,527	62,527	—	—	62,527
Loans receivable, net	416,860	—	—	416,860	416,860
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$6,198	$—	$—	$6,198	$6,198
8.25% Senior Secured Notes	679,566	—	569,137	—	569,137
Non-Recourse U.S. SPV facility	28,884	—	—	35,206	35,206
Non-Recourse Canada SPV facility	91,010	—	—	93,096	93,096

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

CSO Program

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender charged-off loans that it has guaranteed. Refer to Note 3, "Loans Receivable and Revenue" and Note 4, Credit Services Organization" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.25% Senior Secured Notes and Non-Recourse U.S. and Canada SPV Facilities

The 8.25% Senior Secured Notes fair value disclosure was based on broker quotations. The fair values of the Non-Recourse U.S. SPV Facility and Non-Recourse Canada SPV Facility were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below represents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)
Balance at December 31, 2019	$10,068	$—
Equity method (loss) - Q1 2020	(1,618)	—
Balance at March 31, 2020	8,450	—
Equity method income - Q2 2020	741
Balance at June 30, 2020	9,191	—
Equity method income - Q3 2020	3,530	—
Accounting policy change for certain securities from equity method investment to cost less impairment	(12,452)	12,452
Purchases of common stock warrants and preferred shares	4,030	7,157
Balance at September 30, 2020	$4,299	$19,609

Classification as of December 31, 2019	Level 3, not carried at fair value	N/A
Classification as of September 30, 2020	Level 3, not carried at fair value	Level 3, carried at fair value
(1) The Company elected to measure this equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value at its cost minus impairment. If the Company identifies an observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it will measure the equity security at fair value as of the date that the observable transaction occurred.

Prior to September 2020, the Company owned 42.5% of the outstanding shares (excluding unexercised options) of Katapult comprised of multiple classes of equity, including preferred stock and certain common stock warrants. All met the accounting criteria for in-substance common stock at the time of acquisition. This financial asset was not carried at fair value.

The Company accounted for this investment under the equity method, and recognized a proportionate share of Katapult’s income on a two-month lag. The Company’s share of Katapult’s periodic income was $3.5 million for the three months ended September 30, 2020 and $2.7 million for the nine months ended September 30, 2020. The Company recorded losses on its equity method investments in Katapult for the three and nine months ended September 30, 2019 of $1.2 million and $5.1 million, respectively. During 2019, Katapult completed an incremental equity issuance round at a value per share less than the value per share raised in prior raises. This round included investments from both existing and new shareholders and was considered indicative of the fair value of shares in Katapult. Accordingly, the Company recognized a $3.7 million loss on its investment to adjust it to market value during the nine months ended September 30, 2019, which is included in the above $5.1 million loss.

In September 2020, the Company acquired common stock warrants and preferred shares of Katapult from existing shareholders for $11.2 million. This transaction resulted in the reevaluation of the accounting for all of the Company’s holdings in Katapult. The Company determined that its holdings of certain common stock warrants qualified as in-substance common stock required to be accounted for using the equity method. The Company’s holdings in preferred stock and certain other common stock warrants did not meet the criteria for in-substance common stock and therefore are carried at cost less impairment instead of applying the equity method. As a result, Company (i) reclassified $12.5 million from an equity method investment to cost minus impairment, (ii) recorded a purchase of common stock warrants for $4.0 million determined to be in-substance common stock within its equity method investment and (iii) recorded a purchase of preferred shares for $7.2 million that was determined to not be in-substance common stock and thus held at cost less impairment.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Both the equity method investment and the investment measured at cost minus impairment are presented within "Investments" on the unaudited Condensed Consolidated Balance Sheet. The Company elected the practical expedient available under ASC 321-10-35-2 to only remeasure the investment in Katapult at fair value upon an indication of impairment or upon the existence of an observable price change in an orderly transaction for the identical or similar security. There were no such transactions with respect to the securities that would indicate the fair value of the Investment in Katapult through September 30, 2020.

On a fully diluted basis, which includes common stock warrants held in Katapult accounted for under the equity method and preferred shares accounted for at cost less impairment under the measurement alternative, the Company's total ownership of Katapult's shares, excluding unexercised options, was 46.6% as of September 30, 2020.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)		AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423		$(38,663)	$50,513
Net income from continuing operations	—	—	—	—	36,013		—	36,013
Net income from discontinued operations	—	—	—	—	292		—	292
Foreign currency translation adjustment	—	—	—	—	—		(22,193)	(22,193)
Dividends	—	—	—	—	(2,256)	—	—	(2,256)
Share based compensation expense	—	—	—	3,194	—		—	3,194
Proceeds from exercise of stock options	42,094	—	—	126	—		—	126
Repurchase of common stock	(540,762)	—	(5,509)	—	—		—	(5,509)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	121,891	—	—	(609)	—		—	(609)
Balances at March 31, 2020	40,779,447	$9	$(77,852)	$70,798	$127,472		$(60,856)	$59,571
Net income from continuing operations	—	—	—	—	21,080		—	21,080
Net income from discontinued operations	—	—	—	—	993		—	993
Foreign currency translation adjustment	—	—	—	—	—		10,261	10,261
Dividends	—	—	—	—	(2,244)		—	(2,244)
Share based compensation expense	—	—	—	3,310	—		—	3,310
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	105,098	—	—	(29)	—		—	(29)
Balances at June 30, 2020	40,884,545	$9	$(77,852)	$74,079	$147,301		$(50,595)	$92,942
Net income from continuing operations	—	—	—	—	12,881		—	12,881
Foreign currency translation adjustment	—	—	—	—	—		5,591	5,591
Dividends	—	—	—	—	(2,250)		—	(2,250)
Share based compensation expense	—	—	—	3,392	—		—	3,392
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	568	—	—	(3)	—		—	(3)
Balance at September 30, 2020	40,885,113	$9	$(77,852)	$77,468	$157,932		$(45,004)	$112,553
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity (Deficit)
	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$—	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income from continuing operations	—	—	—	—	28,673	—	28,673
Net income from discontinued operations	—	—	—	—	8,375	—	8,375
Foreign currency translation adjustment	—	—	—	—	—	16,695	16,695
Share based compensation expense	—	—	—	2,172	—	—	2,172
Proceeds from exercise of stock options	7,888	—	—	40	—	—	40
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	11,170	—	—	(110)	—	—	(110)
Balances at March 31, 2019	46,431,289	$9	$—	$62,117	$18,983	$(44,365)	$36,744
Net income from continuing operations	—	—	—	—	17,667	—	17,667
Net loss from discontinued operations	—	—	—	—	(834)	—	(834)
Foreign currency translation adjustment	—	—	—	—	—	3,635	3,635
Share based compensation expense	—	—	—	2,644	—	—	2,644
Proceeds from exercise of stock options	4,908	—	—	29	—	—	29
Repurchase of common stock	(244,200)	—	(2,507)	—	—	—	(2,507)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	63,285	—	—	—	—	—	—
Balances at June 30, 2019	46,255,282	$9	$(2,507)	$64,790	$35,816	$(40,730)	$57,378
Net income from continuing operations	—	—	—	—	27,987	—	27,987
Net loss from discontinued operations	—	—	—	—	(598)	—	(598)
Foreign currency translation adjustment	—	—	—	—	—	(1,954)	(1,954)
Share based compensation expense	—	—	—	2,771	—	—	2,771
Proceeds from exercise of stock options	3,924	—	—	18	—	—	18
Repurchase of common stock (2)	(3,912,041)	—	(50,557)	—	—	—	(50,557)
Balances at September 30, 2019	42,347,165	$9	$(53,064)	$67,579	$63,205	$(42,684)	$35,045
(1) Accumulated other comprehensive income (loss)
(2) Includes the repurchase of 2.0 million shares of common stock from FFL for $13.55 per share. See Note 18, "Share Repurchase Program" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

The table below summarizes the Company's quarterly dividends since the dividend policy was instituted during the first quarter of 2020.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2020	February 5, 2020	February 18, 2020	March 2, 2020	$0.055	$2,247
Q2 2020	April 30, 2020	May 13, 2020	May 27, 2020	$0.055	$2,243
Q3 2020	August 3, 2020	August 13, 2020	August 24, 2020	$0.055	$2,249

On October 29, 2020, the Company's Board of Directors declared its fourth dividend under the program of $0.055 per share. See Note 19, "Subsequent Events" for additional information.

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from continuing operations	$12,881	$27,987	$69,974	$74,327
Net income (loss) from discontinued operations, net of tax	—	(598)	1,285	6,943
Net income	$12,881	$27,389	$71,259	$81,270

Weighted average common shares - basic	40,885	44,422	40,838	45,759
Dilutive effect of stock options and restricted stock units	890	1,588	822	1,128
Weighted average common shares - diluted	41,775	46,010	41,660	46,887

Basic earnings (loss) per share:
Continuing operations	$0.32	$0.63	$1.71	$1.63
Discontinued operations	—	(0.01)	0.03	0.15
Basic earnings per share	$0.32	$0.62	$1.74	$1.78

Diluted earnings (loss) per share:
Continuing operations	$0.31	$0.61	$1.68	$1.59
Discontinued operations	—	(0.01)	0.03	0.15
Diluted earnings per share	$0.31	$0.60	$1.71	$1.74

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2020, there were 1.7 million and 1.3 million, respectively, and for the three and nine months ended September 30, 2019, there were 0.1 million and 0.3 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for:
Interest	$65,807	$65,627
Income taxes, net of refunds	13,034	2,029
Non-cash investing activities:
Property and equipment accrued in accounts payable and accrued liabilities	$466	$604

NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
U.S. As of September 30, 2020, the Company operated a total of 210 U.S. retail locations and had an online presence in 33 states. The Company provides Single-Pay loans, Installment loans and Open-End loans, vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 17, "Acquisition," the acquisition of Ad Astra closed in January 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada. As of September 30, 2020, the Company operated a total of 204 stores across seven Canadian provinces and territories and had an online presence in five provinces. The Company provides Single-Pay loans, Installment loans and Open-End loans, insurance products to Open-End and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues by segment: (1)
U.S.	$132,848	$237,069	$491,936	$673,234
Canada	49,155	60,195	153,382	166,269
Consolidated revenue	$182,003	$297,264	$645,318	$839,503
Net revenues by segment:
U.S.	$89,363	$134,072	$320,880	$392,705
Canada	37,890	39,325	$105,459	108,536
Consolidated net revenue	$127,253	$173,397	$426,339	$501,241
Gross margin by segment:
U.S.	$43,384	$77,250	$187,784	$232,120
Canada	20,186	19,389	51,984	51,197
Consolidated gross margin	$63,570	$96,639	$239,768	$283,317
Segment operating (loss) income:
U.S.	$(696)	$28,092	$44,587	$76,316
Canada	12,755	11,134	27,570	26,749
Consolidated operating income	$12,059	$39,226	$72,157	$103,065
Expenditures for long-lived assets by segment:
U.S.	$2,273	$2,890	$6,801	$7,888
Canada	67	216	764	1,382
Consolidated expenditures for long-lived assets	$2,340	$3,106	$7,565	$9,270
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	September 30, 2020	December 31, 2019
U.S.	$205,296	$363,453
Canada	292,146	302,375
Total gross loans receivable	$497,442	$665,828

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	September 30, 2020	December 31, 2019
U.S.	$38,047	$43,618
Canada	23,634	27,193
Total net long-lived assets	$61,681	$70,811

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Securities Litigation and Enforcement

On December 5, 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662 (the "Yellowdog Action"). On May 31, 2019, plaintiff filed a consolidated complaint naming Doug Rippel, Chad Faulkner, Mike McKnight, Friedman Fleischer & Lowe Capital Partners II, L.P., FFL Executive Partners II, L.P., and FFL Parallel Fund II, L.P. (collectively, the "FFL Defendants") as additional defendants. The complaint alleges that the Company and the individual defendants violated Section 10(b) of the Exchange Act and that certain defendants also violated Section 20(a) of the Exchange Act as "control persons" of CURO. Plaintiff purports to bring these claims on behalf of a class of investors who purchased Company common stock between April 27, 2018 and October 24, 2018.

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

On May 27, 2020, the parties accepted a mediator’s proposal to settle the action for $9.0 million.On September 4, 2020, the Court granted preliminary approval of the settlement and scheduled the final settlement approval hearing for December 18, 2020. The Company's directors' and officers' insurance carriers will pay the amount in excess of the $2.5 million retention under the policy and, as such, the Company recorded $2.5 million in expense in 2019. As of September 30, 2020, the entire $9.0 million settlement was paid with $1.3 million of it paid by the Company. As a result, the Company has a remaining $1.3 million receivable in "Other assets," which will be collected from the insurance carrier, and no remaining liability related to the settlement. No expense was incurred for the three months ended September 30, 2020 related to the settlement.

On June 25, 2020, July 2, 2020 and July 16, 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against certain directors and officers of the Company, the Company, and in two of the three lawsuits, the FFL Defendants. Plaintiffs generally allege the same underlying facts of the Yellowdog Action.

While the Company is vigorously contesting these lawsuits, it cannot determine the final resolution or when they might be resolved. In addition to the expenses incurred in defending these litigations and any damages in excess of insurance coverages that may be awarded in the event of any adverse rulings, management’s efforts and attention may be diverted from the ordinary business operations to address these claims. Regardless of the outcomes, these legal matters may have a material adverse impact on results of operations or financial condition as a result of defense costs, including costs related to indemnification obligations, diversion of resources and other factors.

During the first quarter of 2019, the Company received an inquiry from the SEC regarding the Company's public disclosures surrounding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. During the second and third quarters of 2020, the SEC requested information from the Company concerning information cited in plaintiff's complaint in the Yellowdog Action, and the mediation process described above.

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

On June 8, 2020, another company within CURO's industry filed a Petition for Declaratory Relief, Application for Temporary Restraining Order, and Application for Temporary and Permanent Injunction against the City. The Temporary Restraining Order was granted and is still currently in place. During the pendency of the Temporary Restraining Order, the revised ordinance is stayed as to its effectiveness for all impacted companies, including the Company.

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

NOTE 14 – LEASES

Operating leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Leases classified as finance are immaterial to the Company as of September 30, 2020. Operating leases expire at various times through 2032. The Company determines if an arrangement is a lease at inception. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the unaudited Condensed Consolidated Balance Sheets.

Typically, a contract constitutes a lease if it conveys the right to control the use of an identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, the Company must assess whether, throughout the period of use, the customer has both (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct the use of the identified asset. If the customer has the right to control the use of an identified asset for only a portion of the term of the contract, the contract contains a lease for that portion of the term.

The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at commencement date. The rate implicit in the Company's leases typically are not readily determinable. As a result, the Company uses its estimated incremental borrowing rate, as allowed by ASC 842, Leases, in determining the present value of lease payments. The incremental borrowing rate is based on internal and external information available at the lease commencement date and is determined using a portfolio approach (i.e., using the weighted average terms of all leases in the Company's portfolio). This rate is the theoretical rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as that of the portfolio.

The Company uses quoted interest rates obtained from financial institutions as an input, adjusted for Company-specific factors, to derive the incremental borrowing rate as the discount rate for the leases. As new leases are added each period, the Company evaluates whether the incremental borrowing rate has changed. If the incremental borrowing rate has changed, the Company will apply the rate to new leases if not doing so would result in a material difference to the ROU asset and lease liability presented on the balance sheet.

The majority of the leases have an original term of five years plus two five-year renewal options. The Consumer Price Index is used in determining future lease payments and for purposes of calculating operating lease liabilities. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. Some of the leases are with related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the operating lease costs and other information for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs:
Third-Party	$8,567	$7,687	$22,947	$23,000
Related-Party	6	865	2,538	2,595
Total operating lease costs	$8,573	$8,552	$25,485	$25,595

Operating cash flow - Operating leases			$25,329	$26,001
New ROU assets - Operating leases			$10,885	$11,088
Weighted average remaining lease term - Operating leases			6.0 years	6.3 years
Weighted average discount rate - Operating leases			10.1%	10.3%

The following table summarizes the aggregate operating lease payments that the Company is contractually obligated to make under operating leases as of September 30, 2020 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2020	$7,795	$926	$8,721
2021	29,593	3,768	33,361
2022	26,682	3,665	30,347
2023	21,803	1,320	23,123
2024	16,799	965	17,764
2025	12,227	865	13,092
Thereafter	31,155	2,665	33,820
Total	146,054	14,174	160,228
Less: Imputed interest	(38,189)	(3,208)	(41,397)
Operating lease liabilities	$107,865	$10,966	$118,831

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the results of operations of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019(1)
Revenue	$—	$—	$—	$6,957
Provision for losses	—	—	—	1,703
Net revenue	—	—	—	5,254
Total cost of providing services	—	—	—	1,082
Gross margin	—	—	—	4,172
Operating (income) expense
Corporate, district and other expenses	—	—	—	3,806
(Gain) loss on disposition	—	—	(1,714)	39,414
Total operating (income) expense	—	—	(1,714)	43,220
Pre-tax income (loss) from operations of discontinued operations	—	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	—	598	429	(45,991)
Net income (loss) from discontinued operations	$—	$(598)	$1,285	$6,943
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

Revenue and expenses related to discontinued operations included activity prior to the deconsolidation of the U.K. subsidiaries effective February 25, 2019. For the nine months ended September 30, 2019, "(Gain) loss on disposition" of $39.4 million included the non-cash effect of eliminating assets and liabilities of the U.K. Subsidiaries as of the date of deconsolidation, as well as the effect of cumulative currency exchange rate differences on the U.S. investment in the U.K.

In connection with the disposition of the U.K. Subsidiaries, the U.S. entity that owned the Company's interests in the U.K. Subsidiaries recognized a loss on investment. This loss resulted in an estimated U.S. Federal and state income tax benefit of $46.0 million, was will be available to offset future income tax obligations. Subsequently, in 2019, the Company revised the estimated tax basis in the U.K. Subsidiaries, resulting in a $0.6 million reduction in the income tax benefit as of September 30, 2019.

During the nine months ended September 30, 2020, the Company received its final distributions from the Administrators related to the wind-down of the U.K. Subsidiaries.

As of September 30, 2020 and December 31, 2019, the unaudited Condensed Consolidated Balance Sheets were not impacted by the U.K. Subsidiaries, as all balances were written off when the U.K. segment entered into administration during the first quarter of 2019.

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
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2020 was as follows (in thousands):

	U.S.	Canada	Total
Goodwill at December 31, 2019	$91,131	$29,478	$120,609
Acquisition (Note 17)	14,791	—	14,791
Foreign currency translation	—	(811)	(811)
Goodwill at September 30, 2020	$105,922	$28,667	$134,589

The Company tests goodwill at least annually for potential impairment as of October 1 and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2019 Form 10-K for additional information on the Company's policy for assessing goodwill for impairment.

In the third quarter of 2020, the Company performed an interim review of triggering events for both reporting units, which would indicate whether a quantitative or qualitative assessment of goodwill impairment is necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended September 30, 2020. Similarly, no impairment losses were recorded in the first and second quarters of 2020.

Ad Astra Acquisition

The Company completed the acquisition of Ad Astra on January 3, 2020. Goodwill of $14.8 million was recorded in the U.S. reporting unit during the nine months ended September 30, 2020, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 17, "Acquisition" for more information related to the business combination.

NOTE 17 – ACQUISITION

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.

The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. For the nine months ended September 30, 2019, prior to the acquisition, $11.9 million of costs related to Ad Astra were included in "Other costs of providing services." Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $7.3 million of operating expense during the nine months ended September 30, 2020.

The transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed were based on their estimates of fair value available. The Company completed the determination of the fair values of the acquired identifiable assets and liabilities based on the information available in March 2020.

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

NOTE 18 – SHARE REPURCHASE PROGRAM

In February 2020, the Company's Board of Directors authorized a new share repurchase program for up to $25.0 million of its common stock. Due to uncertainty caused by COVID-19, the Board suspended the program on March 15, 2020. There were no material purchases under the program during the nine months ended September 30, 2020.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 455,255 shares of its common stock at an average price of $10.45 per share for total consideration of $4.8 million during the nine months ended September 30, 2020. Purchases under the program were made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

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

NOTE 19 – SUBSEQUENT EVENTS

Dividend

On October 29, 2020, the Company's Board of Directors declared a dividend under its previously-announced dividend program, of $0.055 per share payable on November 19, 2020 to stockholders of record on November 9, 2020.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2019 Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, Current Report on Form 8-K, filed with the SEC on April 8, 2020, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a growth-oriented, technology-enabled, highly-diversified, multi-channel and multi-product consumer finance company serving a wide range of underbanked consumers in the U.S. and Canada.

History

CURO was founded in 1997 to meet the growing needs of consumers looking for alternative access to credit. With nearly 25 years of experience, we seek to offer a variety of convenient, easily-accessible financial and loan services in all of our markets.

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

In the U.S., our stores operate under "Speedy Cash" and "Rapid Cash." In the second quarter of 2017, we launched "Avio Credit," an online Installment and Open-End brand. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our stores are branded "Cash Money" and we offer "LendDirect" Installment and Open-End loans online and at certain stores. As of September 30, 2020, our network consisted of 414 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 33 U.S. states and five Canadian provinces.

In April 2017, we invested in Katapult, a privately owned lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. We have continued to make opportunistic investments in Katapult as it continues to grow. A portion of the investment is accounted for as an equity method investment and the remainder is carried at cost less impairment, with both included in "Investments" in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2020, we owned 46.6% of Katapult on a fully diluted basis. See Note 8, "Fair Value Measurements" for additional details about our investment in Katapult and fair value considerations.

In the fourth quarter of 2019, we partnered with Stride Bank to launch a bank-sponsored Unsecured Installment loan product, Verge Credit, originated by Stride Bank, which are included in "Gross loans receivable" on the unaudited Condensed Consolidated Balance Sheets. We market and service loans on behalf of Stride Bank, and the bank licenses our proprietary credit decisioning for its loan scoring and approval. As of September 30, 2020, Verge Credit loans are offered in 14 states.

Recent Developments

COVID-19. As the COVID-19 pandemic continues to affect economies worldwide, we remain focused on protecting the health and well-being of our employees, customers, and the communities in which we operate, while assuring the continuity of our business operations. We are considered an essential financial service under federal guidelines, in both the U.S. and Canada, and under local regulations, and as such, remain open to facilitate the needs of our customers during local government lock down orders. While resurgences of the pandemic have occurred and could continue to occur in both our U.S. and Canadian jurisdictions, with local governmental bodies issuing guidelines on reopening procedures depending on the severity of resurgences, we have established processes and procedures during the crisis to help ensure we can continue to operate safely for both our employees and customers.

As previously disclosed, we have taken the following steps to ensure our financial stability while maintaining the health and well-being of our employees and customers:

•cancellation of the 2020 Short-Term Incentive Plan;
•suspension of our $25 million share repurchase program that was approved in February 2020;
•establishment of an enhanced Customer Care Program, as described further below;
•adjustment of our credit underwriting models to tighten approval rates and enhance our employment and income verification practices for both store and on-line lending platforms; and
•implementation of work-from-home for virtually all 1,100 of the Company’s contact center and corporate support personnel in Wichita, Toronto and Chicago.

For our communities, we committed $500,000 to support local healthcare workers battling COVID-19. To date, in addition to providing financial support to Frontline Foods chapters as previously disclosed, our CURO volunteers have personally coordinated more than 25,000 meals to area hospitals in Wichita, KS and Toronto, ON.

Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for a description of the U.S. and Canadian government responses to the COVID-19 pandemic, the impact to our customers, and the potential impact on our unaudited Condensed Consolidated Financial Statements.

Customer Care Program. To better serve our customers during the COVID-19 pandemic as they face unprecedented economic challenges and uncertainties, we established an enhanced Customer Care Program. The program enables our team members to provide relief to customers in various ways, ranging from due date extensions, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. As of September 30, 2020, we had granted concessions on more than 55,000 loans, or 11% of our active loans, and waived over $5.0 million in payments and fees. We also temporarily suspended all returned item fees. Approximately 22,000 of the loans on which we granted concessions for qualified as a TDR as of September 30, 2020. See Note 3, "Loans Receivable and Revenue" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional information.

Katapult Investment. Katapult is a private lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. Since our initial acquisition of certain equity securities in Katapult in April 2017, we have continued to increase our investment opportunistically. After additional investments in September 2020, we owned 46.6% of Katapult on a fully diluted basis. See Note 8, "Fair Value Measurements" for additional details about our investment in Katapult and fair value considerations.

Through the nine months ended September 30, 2020, Katapult's originations increased by over 160% compared to the same period in 2019.

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

Credit Facilities. On April 8, 2020, we entered into the Non-Recourse U.S. SPV Facility to provide financing for U.S. Installment and Open-End receivables, including those generated under our technology, marketing and servicing relationship with Stride Bank. The credit facility, which was initially entered into with a borrowing capacity of $100.0 million, was expanded in August 2020 to $200.0 million and is dependent upon the borrowing base of eligible collateral and certain other conditions, as described in Note 5, "Debt." For recent developments related to our Senior Secured Notes, Non-Recourse Canada SPV facility and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

California Assembly Bill 539. On September 13, 2019, the California legislature passed Assembly Bill 539, which imposes an interest rate cap of 36%, plus the Federal Funds Rate, on all consumer loans between $2,500 and $10,000. The bill became effective on January 1, 2020. Revenue from California Installment loans amounted to 7.6% and 8.8% of total revenue for the three and nine months ended September 30, 2020, respectively, compared to 11.8% and 12.8% for the three and nine months ended September 30, 2019, respectively. See "Regulatory Environment and Compliance" in our 2019 10-K for additional details.

CFPB Rule on Small Dollar Lending. On July 7, 2020, the CFPB issued its decision on the 2019 Proposed Rule and rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule. However, the CFPB did not rescind or alter the payment provisions of the 2017 Final CFPB Rule. We cannot predict when the payment provisions of the 2017 Final CFPB Rule will come into effect, given that the rule is currently stayed as a result of an industry legal challenge. See "Regulatory Environment and Compliance" below for additional details of the CFPB rulemaking initiatives related to small dollar lending.

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

We exclude financial results of our former U.K. subsidiaries for all periods presented, as they were discontinued for accounting and reporting purposes in February 2019. See Note 15, "Discontinued Operations" for additional details.

The following table summarizes revenue by product, including CSO fees, for the period indicated (in thousands, unaudited):

	For the Three Months Ended
	September 30, 2020			September 30, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$66,204	$1,204	$67,408	$135,541	$1,692	$137,233
Secured Installment	16,692	—	16,692	28,270	—	28,270
Open-End	30,431	28,280	58,711	39,605	26,515	66,120
Single-Pay	16,050	9,034	25,084	29,140	20,172	49,312
Ancillary	3,471	10,637	14,108	4,513	11,816	16,329
Total revenue	$132,848	$49,155	$182,003	$237,069	$60,195	$297,264

During the three months ended September 30, 2020, total revenue declined $115.3 million, or 38.8%, to $182.0 million, compared to the prior-year period. Geographically, U.S. and Canada revenues declined 44.0% and 18.3%, respectively.

From a product perspective, Unsecured Installment and Secured Installment revenues decreased $69.8 million, or 50.9%, and $11.6 million, or 41.0%, respectively, because of COVID-19 Impacts and regulatory changes in California that were effective January 1, 2020. Excluding California, Unsecured Installment and Secured Installment revenues decreased $53.7 million, or 48.1%, and $6.4 million, or 33.9%, respectively.

Single-Pay revenue declined $24.2 million, or 49.1%, for the three months ended September 30, 2020, compared to the prior-year period, primarily due to COVID-19 impacts on loan volumes and balances, which declined $36.8 million, or 47.1%, year over year. Single-Pay loan volumes were particularly affected by the broad reduction in storefront usage by customers during the period of self-quarantine and stay-at-home orders, as well as by increased payments as a result of government stimulus programs. Demand remained low in both the U.S. and Canada through the third quarter of 2020 as compared to historical levels. However, for the three months ended September 30, 2020, Single-Pay revenues increased sequentially $2.4 million, or 10.3%, on related loan growth of $5.1 million, or 14.2%, as quarantine and stay-at-home restrictions eased in certain jurisdictions during the third quarter.

For the three months ended September 30, 2020, Open-End revenues increased sequentially $2.0 million, or 3.5%, on related loan growth of $37.1 million, or 13.0%. Open-End loan balances in Canada grew $28.2 million, or 11.9%, from September 30, 2019, with related revenue growth of $1.8 million, or 6.7%. Open-End growth in Canada was partially offset by a decrease in U.S. Open-End loans of $20.9 million, or 27.0%, with a related revenue decrease of $9.2 million, or 23.2%. Open-End loan balances in both countries were also affected by COVID-19 Impacts; namely, our decision to initially tighten credit, continued reduced application volumes and lower utilization of approved credit lines.

Ancillary revenues, which include the sale of insurance products to Open-End and Installment loan customers in Canada, decreased $2.2 million, or 13.6%, versus the prior-year period, stemming primarily from lower check cashing fees and additional insurance claims for consumers impacted by COVID-19 during the third quarter of 2020. Sequentially, ancillary revenues increased $0.9 million, or 6.8%, for the three months ended September 30, 2020, due to the aforementioned sequential growth in Canada Open-End loans.

The following table summarizes revenue by product, including CSO fees, for the period indicated (in thousands, unaudited):

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	U.S.	Canada	Total	U.S.	Canada	Total
Unsecured Installment	$256,258	$4,070	$260,328	$390,026	$5,093	$395,119
Secured Installment	62,379	—	62,379	81,823	—	81,823
Open-End	103,338	83,091	186,429	104,516	69,445	173,961
Single-Pay	58,521	34,452	92,973	82,733	58,872	141,605
Ancillary	11,440	31,769	43,209	14,136	32,859	46,995
Total revenue	$491,936	$153,382	$645,318	$673,234	$166,269	$839,503

Year-over-year comparisons for the nine-month periods were also influenced by COVID-19 Impacts. During the nine months ended September 30, 2020, total revenue declined $194.2 million, or 23.1%, to $645.3 million, compared to the prior-year period. Geographically, U.S. and Canada revenues declined 26.9% and 7.8%, respectively.
From a product perspective, Unsecured Installment and Secured Installment revenues decreased 34.1% and 23.8%, respectively, because of COVID-19 Impacts, regulatory changes in California that were effective January 1, 2020 and regulatory changes for CSOs in Ohio that were effective May 1, 2019.

Single-Pay revenue declined $48.6 million, or 34.3%, for the nine months ended September 30, 2020, compared to the prior-year period, primarily due to COVID-19 impacts on loan volume and balances, which declined $36.8 million, or 47.1%, year over year. Single-Pay loan volumes were particularly affected by the broad reduction in storefront usage by customers during the period of self-quarantine and stay-at-home orders, as well as government stimulus programs.

Open-End revenues grew $12.5 million, or 7.2%, compared to the prior-year period, primarily due to $28.2 million, or 11.9%, of Open-End loan growth in Canada, partially offset by a $20.9 million, or 27.0%, decline in the U.S. Additionally, Open-End loan balances in both countries were affected by COVID-19 Impacts.

Ancillary revenues, which included the sale of insurance products to Open-End and Installment loan customers in Canada, decreased $3.8 million, or 8.1%, versus the prior-year period, primarily stemming from lower check cashing fees during the nine months ended September 30, 2020.

Revenue contributions, including CSO fees, of the products and services that we currently offer was as follows for the periods indicated:

Online revenue as a percentage of consolidated revenue increased during the three and nine months ended September 30, 2020, from COVID-19 Impacts and the resulting transition of customers using our online channel which provides customers a safe and contactless option. For the three months ended September 30, 2020 and 2019, revenue generated through our online channel was 49% and 46%, respectively, of consolidated revenue. For the three months ended September 30, 2020, online transactions accounted for 57% of our total loan transactions, compared to 46% for the prior-year period.

For the nine months ended September 30, 2020 and 2019, revenue generated through our online channel was 48% and 45%, respectively, of consolidated revenue. For the nine months ended September 30, 2020, online transactions accounted for 53% of our total loan transactions, compared to 45% for the prior-year period.

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

	As of
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Company Owned gross loans receivable	$497.4	$456.5	$564.4	$665.8	$657.6
Gross loans receivable Guaranteed by the Company	39.8	34.1	55.9	76.7	73.1
Gross combined loans receivable (1)	$537.2	$490.6	$620.3	$742.5	$730.7
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable decreased $193.5 million, or 26.5%, to $537.2 million as of September 30, 2020, from $730.7 million as of September 30, 2019. The decrease was driven by COVID-19 Impacts and, for Installment loans, the impact of regulatory changes in California that were effective January 1, 2020. Sequentially, gross combined loans receivable increased $46.6 million, or 9.5%, as demand increased during the third quarter.

Gross combined loans receivable performance by product is explained further in the following sections.

Loan Volume and Portfolio Performance Analysis

Unsecured Installment Loans - Company Owned

Company Owned Unsecured Installment revenue for the three months ended September 30, 2020 and related gross loans receivable decreased $34.6 million, or 52.6%, and $89.5 million, or 51.3%, respectively, from the prior-year period, due to COVID-19 Impacts and regulatory changes in California that were effective January 1, 2020, partially offset by growth in Verge Credit loans.

Unsecured Installment loans in California were $27.4 million, or 32.2%, of total Company Owned Unsecured Installment loans as of September 30, 2020, a decrease of $59.0 million, or 68.3%, from September 30, 2019. Sequentially, California Unsecured Installment loans decreased $9.6 million. Excluding California, Company Owned Unsecured Installment loans receivable decreased $30.5 million, or 34.6%, from the prior-year period, while revenues for the three months ended September 30, 2020 decreased $18.5 million, or 46.2%, compared to the prior-year period, due to COVID-19 Impacts. Sequentially, excluding California and Verge Credit loans, Company Owned Unsecured Installment loans receivable increased $5.4 million, or 12.1%, from June 30, 2020, while revenue decreased $0.2 million, or 0.8%. The receivable increase was due to normal seasonality and reduced quarantine and stay-at-home orders during the third quarter.

The Unsecured Installment quarterly NCO rate improved approximately 560 bps year over year, as a result of COVID-19 Impacts. Sequentially, the quarterly NCO rate decreased from 22.6% in the second quarter to 11.5% in the third quarter of 2020.

The Unsecured Installment allowance coverage increased year over year, from 21.9% as of September 30, 2019, to 22.2% as of September 30, 2020, as a result of certain loan modifications under the Customer Care Program, which were classified as TDRs. Loans classified as TDRs are included within Company Owned gross loans receivable. Amounts waived on these loans are immediately charged-off and the impairment for these loans is included within the Allowance for loan losses. Determination of the impairment for TDRs includes an estimate of their lifetime losses, which is greater than estimated incurred losses at a point in time. TDRs increased our total Unsecured Installment allowance coverage by nearly 160 bps from the allowance coverage that would have otherwise been required. Sequentially, the allowance coverage decreased from 22.6% to 22.2%, as a result of improvement in past-due balances from 21.8% to 21.1%, as well as the aforementioned decline in the NCO rate.

Unsecured Installment Loans - Guaranteed by the Company

Unsecured Installment loans Guaranteed by the Company declined $31.9 million year over year, primarily due to COVID-19 Impacts.

NCO rates for Unsecured Installment loans Guaranteed by the Company improved year over year from 52.9% to 38.6%. Sequentially, the NCO rate increased from 35.4% to 38.6%, as demand and new customer volume improved. The CSO liability for losses as a percentage of loans Guaranteed by the Company increased year over year from 14.4% to 15.8% as of September 30, 2020. Sequentially, past-due balances as a percent of gross loans receivable increased from 12.1% to 15.3% and the CSO liability for losses increased from 15.5% to 15.8% during the three months ended September 30, 2020.

	2020			2019
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Unsecured Installment loans:
Revenue - Company Owned	$31,168	$33,405	$55,569	$63,428	$65,809
Provision for losses - Company Owned	9,647	12,932	26,182	33,183	31,891
Net revenue - Company Owned	$21,521	$20,473	$29,387	$30,245	$33,918
Net charge-offs - Company Owned	$9,595	$23,110	$32,775	$35,729	$28,973

Revenue - Guaranteed by the Company (1)	$36,240	$37,024	$66,840	$72,183	$71,424
Provision for losses - Guaranteed by the Company (1)	14,884	11,418	26,338	34,858	36,664
Net revenue - Guaranteed by the Company (1)	$21,356	$25,606	$40,502	$37,325	$34,760
Net charge-offs - Guaranteed by the Company (1)	$13,882	$15,432	$27,749	$34,486	$35,916
Unsecured Installment gross combined loans receivable:
Company Owned	$84,959	$81,601	$123,118	$160,782	$174,489
Guaranteed by the Company (1)	38,822	33,082	54,097	74,317	70,704
Unsecured Installment gross combined loans receivable (1)(2)	$123,781	$114,683	$177,215	$235,099	$245,193
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$83,280	$102,360	$141,950	$167,636	$169,606
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (1)(3)	$35,952	$43,590	$64,207	$72,511	$67,880
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (4)	$18,859	$18,451	$28,965	$35,587	$38,127
Unsecured Installment CSO liability for losses (1)(4)	$6,130	$5,128	$9,142	$10,553	$10,181
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	22.2%	22.6%	23.5%	22.1%	21.9%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans Guaranteed by the Company (1)	15.8%	15.5%	16.9%	14.2%	14.4%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable - Company Owned	$17,942	$17,766	$34,966	$43,100	$46,537
Unsecured Installment gross loans - Guaranteed by the Company (1)	$5,953	$4,019	$9,232	$12,477	$11,842
Past-due Unsecured Installment Company Owned gross loans receivable -- percentage	21.1%	21.8%	28.4%	26.8%	26.7%
Past-due Unsecured Installment gross loans Guaranteed by the Company -- percentage (1)	15.3%	12.1%	17.1%	16.8%	16.7%
Unsecured Installment other information:
Originations - Company Owned	$49,833	$24,444	$55,941	$87,080	$107,275
Originations - Guaranteed by the Company (1)	$51,433	$33,700	$64,836	$91,004	$89,644
Unsecured Installment ratios:
NCO rate - Company Owned (5)	11.5%	22.6%	23.1%	21.3%	17.1%
NCO rate - Guaranteed by the Company (1)(5)	38.6%	35.4%	43.2%	47.6%	52.9%
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
(5) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable for the three months ended September 30, 2020 decreased 41.0% and 46.0%, respectively, compared to the prior-year period. The decreases were due to COVID-19 Impacts and regulatory changes in California that were effective January 1, 2020. California accounted for $16.9 million, or 33.8%, of total Secured Installment gross combined loans receivable as of September 30, 2020, as compared to $41.4 million, or 44.8%, as of September 30, 2019, a decrease of $24.5 million year over year. Excluding California, Secured Installment loans receivable decreased $18.0 million, or 35.3%, from the prior-year period, while revenues decreased $6.4 million, or 33.9%, year over year, due to COVID-19 Impacts.

The Secured Installment NCO rate improved 170 bps compared to the prior-year period. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable increased to 14.4% as of September 30, 2020 from 11.3% in the corresponding period in 2019. The increase was primarily attributable to the classification of certain loan modifications under the Customer Care Program as TDRs, partially offset by the impact of lower past-due receivables as of September 30, 2020. TDRs increased our total Secured Installment allowance coverage by over 280 bps from the allowance coverage that would otherwise have been required. Sequentially, the Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable was unchanged.

	2020			2019
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Secured Installment loans:
Revenue	$16,692	$19,401	$26,286	$28,690	$28,270
Provision for losses	3,291	7,238	9,682	11,492	8,819
Net revenue	$13,401	$12,163	$16,604	$17,198	$19,451
Net charge-offs	$4,033	$9,092	$10,284	$11,548	$8,455
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$49,921	$54,635	$74,405	$90,411	$92,478
Average Secured Installment gross combined loans receivable (3)	$52,278	$64,520	$82,408	$91,445	$90,098
Secured Installment Allowance for loan losses and CSO liability for losses (4)	$7,177	$7,919	$9,773	$10,375	$10,431
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable (1)	14.4%	14.5%	13.1%	11.5%	11.3%
Secured Installment past-due balances:
Secured Installment past-due gross combined loans receivable (1)(2)	$7,703	$9,072	$15,612	$17,902	$17,645
Past-due Secured Installment gross combined loans receivable -- percentage (1)	15.4%	16.6%	21.0%	19.8%	19.1%
Secured Installment other information:
Originations (2)	$19,216	$11,242	$20,990	$40,961	$45,990
Secured Installment ratios:
NCO Rate (5)	7.7%	14.1%	12.5%	12.6%	9.4%
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
(5) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Open-End Loans

Open-End loan balances as of September 30, 2020 increased $7.3 million, or 2.3% ($10.2 million, or 3.2%, on a constant-currency basis), compared to September 30, 2019, on 11.9% (13.1% on a constant-currency basis) growth in Canada, offset by a decline in the U.S. of $20.9 million, or 27.0%. Open-End loan balances as of September 30, 2020 increased $37.1 million, or 13.0% ($43.1 million, or 15.1%, on a constant-currency basis), sequentially due to normal seasonality and faster reopening of our markets in Canada than in the U.S. Sequentially, U.S. and Canada Open-End loan receivables increased $3.5 million, or 6.6%, and $33.6 million, or 14.5%, respectively.

The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable decreased sequentially from 16.6% to 16.0% as of September 30, 2020. The decrease was due to a shift in the geographic mix of receivables from the U.S. to Canada, the sequential decline in past-due balances as a percentage of gross loans receivable from 10.9% to 9.9% and a 460 bps sequential improvement in Open-End NCO rates. Similar to our other products, Open-End allowance coverage was impacted by TDRs under the Customer Care Program and increased our total Open-End allowance coverage by 86 bps from the allowance coverage that would otherwise have been required. Year over year, NCO rates improved 340 bps due to a decline in past-due balances as a percentage of gross loans receivable.

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

Prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91.

This change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019.

	2020			2019
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Open-End loans:
Revenue	$58,711	$56,736	$70,982	$71,295	$66,120
Provision for losses	21,655	21,341	40,991	37,816	31,220
Net revenue	$37,056	$35,395	$29,991	$33,479	$34,900
Net charge-offs	$18,163	$31,684	$37,098	$37,426	$28,202
Open-End gross loan balances:
Open-End gross loans receivable	$322,234	$285,156	$314,006	$335,524	$314,971
Average Open-End gross loans receivable (1)	$303,695	$299,581	$324,765	$325,248	$299,141
Open-End allowance for loan losses:
Allowance for loan losses	$51,417	$47,319	$56,458	$55,074	$54,233
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	16.0%	16.6%	18.0%	16.4%	17.2%
Open-End past-due balances:
Open-End past-due gross loans receivable	$31,807	$31,208	$49,987	$50,072	$46,053
Past-due Open-End gross loans receivable - percentage	9.9%	10.9%	15.9%	14.9%	14.6%
Open-End ratios:
NCO rate (2)	6.0%	10.6%	11.4%	11.5%	9.4%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.
(2) We calculate NCO rate as NCOs divided by Average gross loans receivables.

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

Pro Forma	2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Pro Forma NCOs	$38,748	$29,762	$29,648	$31,788
Open-End gross loan balances:
Open-End gross loans receivable	$335,524	$314,971	$283,311	$240,790
Pro Forma Average Open-End gross loans receivable (1)	$325,248	$299,141	$262,051	$245,096
Pro Forma NCO rate (2)	11.9%	9.9%	11.3%	13.0%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.
(2) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Single-Pay

Single-Pay revenue declined $24.2 million, or 49.1%, year over year, while related receivables declined $36.8 million, or 47.1%, for the three months ended September 30, 2020, primarily due to COVID-19 Impacts. Single-Pay loan volume was particularly affected by the reduction in store traffic as customers self-quarantined and the increased repayments from government stimulus programs. Sequentially, Single-Pay revenues increased $2.4 million, or 10.3%, on related loan growth of $5.1 million, or 14.2%, due to normal seasonality and reduced quarantine and stay-at-home orders during the third quarter. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable remained consistent sequentially.

	2020			2019
(dollars in thousands, unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Single-pay loans:
Revenue	$25,084	$22,732	$45,157	$49,844	$49,312
Provision for losses	4,799	(2,588)	9,639	12,289	14,736
Net revenue	$20,285	$25,320	$35,518	$37,555	$34,576
Net charge-offs	$4,439	$(598)	$10,517	$12,145	$13,913
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$41,274	$36,130	$54,728	$81,447	$78,039
Average Single-Pay gross loans receivable (1)	$38,702	$45,429	$68,088	$78,787	$77,083
Single-Pay Allowance for loan losses	$3,197	$2,802	$4,693	$5,869	$5,662
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	7.7%	7.8%	8.6%	7.2%	7.3%
NCO rate (2)	11.5%	(1.3)%	15.4%	15.4%	18.0%
(1) We calculate Average gross loans receivable, which we utilize to calculate product yield and NCO rates, as average of beginning of quarter and end of quarter gross loans receivable.
(2) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Consolidated Results of Operations
Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$182,003	$297,264	$(115,261)	(38.8)%	$645,318	$839,503	$(194,185)	(23.1)%
Provision for losses	54,750	123,867	(69,117)	(55.8)%	218,979	338,262	(119,283)	(35.3)%
Net revenue	127,253	173,397	(46,144)	(26.6)%	426,339	501,241	(74,902)	(14.9)%
Advertising	14,425	16,424	(1,999)	(12.2)%	32,394	36,990	(4,596)	(12.4)%
Non-advertising costs of providing services	49,258	60,334	(11,076)	(18.4)%	154,177	180,934	(26,757)	(14.8)%
Total cost of providing services	63,683	76,758	(13,075)	(17.0)%	186,571	217,924	(31,353)	(14.4)%
Gross margin	63,570	96,639	(33,069)	(34.2)%	239,768	283,317	(43,549)	(15.4)%

Operating expense
Corporate, district and other expenses	36,658	38,665	(2,007)	(5.2)%	116,246	123,043	(6,797)	(5.5)%
Interest expense	18,383	17,364	1,019	5.9%	54,018	52,077	1,941	3.7%
(Income) loss from equity method investment	(3,530)	1,384	(4,914)	#	(2,653)	5,132	(7,785)	#
Total operating expense	51,511	57,413	(5,902)	(10.3)%	167,611	180,252	(12,641)	(7.0)%
Income from continuing operations before income taxes	12,059	39,226	(27,167)	(69.3)%	72,157	103,065	(30,908)	(30.0)%
(Benefit) provision for income taxes	(822)	11,239	(12,061)	#	2,183	28,738	(26,555)	(92.4)%
Net income from continuing operations	12,881	27,987	(15,106)	(54.0)%	69,974	74,327	(4,353)	(5.9)%
Net income (loss) from discontinued operations, net of tax	—	(598)	598	#	1,285	6,943	(5,658)	(81.5)%
Net income	$12,881	$27,389	$(14,508)	(53.0)%	$71,259	$81,270	$(10,011)	(12.3)%
# - Variance greater than 100% or not meaningful

For the Three Months Ended September 30, 2020 and 2019

Revenue and Net Revenue
Revenue decreased $115.3 million, or 38.8%, to $182.0 million for the three months ended September 30, 2020, from $297.3 million for the three months ended September 30, 2019, as a result of the declines in combined gross loan receivables discussed previously. Year over year, U.S. and Canada revenues decreased 44.0% and 18.3%, respectively.

Provision for losses decreased by $69.1 million, or 55.8%, for the three months ended September 30, 2020 compared to the prior-year period. The decrease in provision for loan losses was due to lower sequential quarterly loan growth in 2020 compared to 2019 and significantly improved NCO rates year over year as discussed in more detail in the "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections.

Cost of Providing Services

Non-advertising costs of providing services decreased $11.1 million, or 18.4%, to $49.3 million in the three months ended September 30, 2020, compared to $60.3 million in the three months ended September 30, 2019. Of the $11.1 million decrease, $3.6 million was related to third-party collection costs incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services. Subsequent to our acquisition of Ad Astra, which became our wholly owned subsidiary as of January 3, 2020, its operating costs are included within "Corporate, district and other expenses," consistent with presentation of our other internal collection costs. The remaining decrease year over year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $2.0 million, or 12.2%, year over year because of COVID-19 Impacts.

Corporate, District and Other Expenses

Corporate, district and other expenses were $36.7 million for the three months ended September 30, 2020, a decrease of $2.0 million, or 5.2%, compared to the three months ended September 30, 2019. Corporate, district and other expenses in the three months ended September 30, 2020 included $1.7 million of collection costs related to Ad Astra, which we included in Non-advertising costs of providing services prior to acquisition. For the three months ended September 30, 2020, corporate, district and other expenses also included (i) $3.4 million of share-based compensation costs and (ii) $1.4 million of legal and related costs described in our reconciliation to Adjusted Net Income above. For the three months ended September 30, 2019, corporate district and other costs included (i) share-based compensation costs of $2.8 million, (ii) $0.9 million of legal and related costs described in our reconciliation to Adjusted Net Income above, and (iii) U.K. related costs of $0.3 million as described in our reconciliation to Adjusted Net Income above. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $4.6 million year over year, primarily due to the timing and extent of variable compensation and other cost reductions, such as work-from-home initiatives to manage COVID-19 Impacts.

Equity Method Investment

Refer to the "Katapult Update for the Three and Nine Months Ended September 30, 2020 and 2019" below for details.

Interest Expense

Interest expense for the three months ended September 30, 2020 remained consistent with the prior-year period on flat year-over-year average borrowings.

Provision for Income Taxes

The effective income tax rate for the three months ended September 30, 2020 was 6.8%, compared to the effective income tax rate of 28.7% for the three months ended September 30, 2019. The decrease in the effective income tax rate was the result of an adjustment as a result of changes in IRS guidance to an estimated tax benefit recorded in the first quarter of 2020 from the CARES Act, which allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years and to generate a refund of previously paid taxes at a statutory rate of 35%. In the first quarter of 2020, we recorded an income tax benefit of $9.1 million related to the carry-back of NOLs from tax years 2018 and 2019. In the third quarter of 2020, we increased this benefit by $2.1 million after finalizing the calculation of the 2019 taxable loss. In addition, we recognized income from our equity method investment in Katapult, which was entirely offset by prior accumulated losses. Excluding the impact of the NOL benefit in the U.S. and our investment in Katapult, our adjusted effective income tax rate for the three months ended September 30, 2020 was 18.1%.

For the Nine Months Ended September 30, 2020 and 2019

Revenue and Net Revenue
Revenue decreased $194.2 million, or 23.1%, to $645.3 million for the nine months ended September 30, 2020, from $839.5 million for the nine months ended September 30, 2019, as a result of the declines in combined gross loans receivable discussed above. Year over year, U.S. and Canada revenues decreased 26.9% and 7.8%, respectively.

Provision for losses decreased by $119.3 million, or 35.3%, for the nine months ended September 30, 2020 compared to the prior-year period. The decrease in provision for loan losses was primarily due to lower loan volume and lower NCOs as a result of COVID-19 Impacts as discussed in more detail in the "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections.

Cost of Providing Services

Non-advertising costs of providing services decreased $26.8 million, or 14.8%, to $154.2 million in the nine months ended September 30, 2020, compared to $180.9 million in the nine months ended September 30, 2019. Of the $26.8 million decrease, $11.9 million was related to third-party collection costs incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services prior to the acquisition. Subsequent to our acquisition of Ad Astra, we include its operating costs within "Corporate, district and other expenses," consistent with the presentation of our other internal collection costs. The remaining decrease year over year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after governmental stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $4.6 million, or 12.4%, year over year because of COVID-19 Impacts.

Corporate, District and Other Expenses

Corporate, district and other expenses were $116.2 million for the nine months ended September 30, 2020, a decrease of $6.8 million, or 5.5%, compared to the nine months ended September 30, 2019. Corporate, district and other expenses in the nine months ended September 30, 2020 included $7.3 million of collection costs related to Ad Astra, which prior to our acquisition of it in January 2020 were included in Non-advertising costs of providing services. For the nine months ended September 30, 2020, corporate, district and other expenses also included (i) $9.9 million of share-based compensation costs, (ii) $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above and (iii) $3.5 million of legal and other costs described in our reconciliation to Adjusted Net Income above. For the nine months ended September 30, 2019, corporate district and other costs included (i) U.K.-related costs of $8.8 million, (ii) $7.6 million of share-based compensation and (iii) $2.6 million of legal and other costs as described in our reconciliation to Adjusted Net Income above. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $10.6 million year over year, primarily due to the timing and extent of variable compensation and other cost reductions, including work-from-home initiatives to manage COVID-19 Impacts.

Equity Method Investment

Refer to the "Katapult Update for the Three and Nine Months Ended September 30, 2020 and 2019" below for details.

Interest Expense

Interest expense for the nine months ended September 30, 2020 remained consistent with the prior-year period on flat year-over-year average borrowings.

Provision for Income Taxes

The effective income tax rate for the nine months ended September 30, 2020 was 3.0%, compared to the effective income tax rate of 27.9% for the nine months ended September 30, 2019. The decrease in the effective income tax rate was the result of two discrete, one-time developments related to usage of NOLs. First, given the CARES Act impact on treatment of NOLs as described above, we recorded an income tax benefit of $11.3 million related to the carry-back of NOLs from tax years 2018 and 2019, which offsets our tax liability for years prior to tax reform and will generate a refund of previously paid taxes at a 35% statutory rate. Second, we recorded a tax benefit of $4.6 million related to the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. In addition, we released a valuation allowance of $1.0 million against the losses from our investment in Katapult. These benefits were partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million. Excluding the impact of the CARES Act, the valuation allowance release benefit in Canada, the uncertain tax position reserve adjustment and our investment in Katapult, our adjusted effective income tax rate for the nine months ended September 30, 2020 was 24.3%.

Katapult Update for the Three and Nine Months Ended September 30, 2020 and 2019

We recognize our share of Katapult’s income or loss on a two-month lag using the equity method of accounting, with a corresponding adjustment to the carrying value of the investment included in "Investments" on the unaudited Condensed Consolidated Balance Sheet. Our investment in Katapult through July 31, 2020 was accounted for using the equity method and, as a result, we recognized 42.5% of Katapult's income or loss through that date. We recorded income of $3.5 million for the third quarter of 2020 and $2.7 million for the first three quarters of 2020, as compared with losses of $1.4 million and $5.1 million for the three and nine months ended September 30, 2019, respectively.

Through the nine months ended September 30, 2020, Katapult's originations increased by over 160% compared to the same period in 2019.

In September 2020, we acquired additional shares of Katapult from certain existing owners. As a result of these acquisitions, a portion of our Katapult ownership will continue to be recognized under the equity method of accounting and a portion has been reclassified and will be measured at cost less impairment. As of September 30, 2020, our total ownership of Katapult, excluding unexercised stock options, was 46.6%.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands, unaudited):

U.S. Segment Results	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$132,848	$237,069	$(104,221)	(44.0)%	$491,936	$673,234	$(181,298)	(26.9)%
Provision for losses	43,485	102,997	(59,512)	(57.8)%	171,056	280,529	(109,473)	(39.0)%
Net revenue	89,363	134,072	(44,709)	(33.3)%	320,880	392,705	(71,825)	(18.3)%
Advertising	13,405	14,186	(781)	(5.5)%	29,619	31,719	(2,100)	(6.6)%
Non-advertising costs of providing services	32,574	42,636	(10,062)	(23.6)%	103,477	128,866	(25,389)	(19.7)%
Total cost of providing services	45,979	56,822	(10,843)	(19.1)%	133,096	160,585	(27,489)	(17.1)%
Gross margin	43,384	77,250	(33,866)	(43.8)%	187,784	232,120	(44,336)	(19.1)%
Corporate, district and other expenses	31,503	32,897	(1,394)	(4.2)%	98,784	106,426	(7,642)	(7.2)%
Interest expense	16,107	14,877	1,230	8.3%	47,066	44,246	2,820	6.4%
(Income) loss from equity method investment	(3,530)	1,384	(4,914)	#	(2,653)	5,132	(7,785)	#
Total operating expense	44,080	49,158	(5,078)	(10.3)%	143,197	155,804	(12,607)	(8.1)%
Segment operating (loss) income	(696)	28,092	(28,788)	#	44,587	76,316	(31,729)	(41.6)
Interest expense	16,107	14,877	1,230	8.3%	47,066	44,246	2,820	6.4%
Depreciation and amortization	3,228	3,390	(162)	(4.8)%	9,914	10,553	(639)	(6.1)%
EBITDA(1)	18,639	46,359	(27,720)	(59.8)%	101,567	131,115	(29,548)	(22.5)
Legal and related costs	1,415	870	545		3,502	2,487	1,015
Other adjustments	(105)	42	(147)		59	(206)	265
U.K. related costs	—	348	(348)		—	8,844	(8,844)
Share-based compensation	3,392	2,771	621		9,896	7,587	2,309
(Income) loss from equity method investment	(3,530)	1,384	(4,914)		(2,653)	5,132	(7,785)
Adjusted EBITDA(1)	$19,811	$51,774	$(31,963)	(61.7)%	$112,371	$154,959	$(42,588)	(27.5)%
(1) These are non-GAAP metrics. For a description and reconciliation of each Non-GAAP metric, see "Supplemental Non-GAAP Financial Information."
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the Three Months Ended September 30, 2020 and 2019

U.S. revenues decreased by $104.2 million, or 44.0%, to $132.8 million, compared to the prior-year period for the three months ended September 30, 2020, as a result of the declines in combined gross loans receivable discussed above. Excluding the impact of California Installment loan runoff stemming from regulatory changes that were effective January 1, 2020, U.S. revenues decreased $82.9 million, or 41.1%. Sequentially, U.S. revenues decreased $4.5 million, or 3.3%. Excluding California, U.S. revenues decreased $1.1 million, or 1.0%, sequentially.

The provision for losses decreased $59.5 million, or 57.8%, primarily as a result of lower loan volume and lower NCOs, as previously discussed. U.S. NCOs decreased by $55.1 million, or 57.2% year over year and the U.S. NCO rate improved by 540 bps to 17.2% for the three months ended September 30, 2020 from 22.6% in the prior-year period.

Non-advertising costs of providing services for the three months ended September 30, 2020 of $32.6 million, decreased $10.1 million, or 23.6%, compared to $42.6 million for the three months ended September 30, 2019. The decrease was primarily driven by Ad Astra costs of $3.6 million, which prior to its acquisition by us were included in Non-advertising costs of providing services. The remaining decrease year over year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after governmental stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $0.8 million, or 5.5%, year over year because of COVID-19 Impacts.

Corporate, district and other expenses of $31.5 million for the three months ended September 30, 2020, decreased $1.4 million, or 4.2%, compared to the prior-year period. Corporate, district and other expenses for the three months ended September 30, 2020 included $1.7 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the three months ended September 30, 2020, corporate, district and other costs included (i) $1.4 million of legal and other costs described in our reconciliation to Adjusted Net Income above and (ii) $3.4 million of share-based compensation costs. For the three months ended September 30, 2019, corporate, district and other expenses included (i) U.K.-related costs of $0.3 million as described in our reconciliation to Adjusted Net Income above, (ii) $0.9 million of legal and related costs, also described in our reconciliation to Adjusted Net Income above and (ii) share-based compensation costs of $2.8 million. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding the aforementioned items, comparable corporate, district and other expenses decreased $3.9 million year over year, primarily due to the timing and extent of variable compensation and certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts.

U.S. interest expense for the three months ended September 30, 2020 increased $1.2 million, or 8.3%, primarily related to the new Non-Recourse U.S. SPV Facility, on which we drew $35.2 million when it closed in April 2020.

As described above, we recognize our share of Katapult’s income on a two-month lag and recorded income of $3.5 million for the three months ended September 30, 2020.

U.S. Segment Results - For the Nine Months Ended September 30, 2020 and 2019

U.S. revenues decreased by $181.3 million, or 26.9%, to $491.9 million for the nine months ended September 30, 2020 compared to the prior-year period as a result of decreases in combined gross loans receivable. Excluding the aforementioned impact of California Installment loan runoff, U.S. revenues decreased by $130.1 million, or 23.0%.

The provision for losses decreased $109.5 million, or 39.0%, for the nine months ended September 30, 2020, compared to the prior-year period, primarily as a result of lower loan volume and lower NCOs. Year-over-year U.S. NCOs decreased $82.4 million, or 28.8%.

Non-advertising costs of providing services for the nine months ended September 30, 2020 of $103.5 million, decreased $25.4 million, or 19.7%, compared to $128.9 million for the nine months ended September 30, 2019. The decrease was primarily driven by Ad Astra costs of $11.9 million, which prior to its acquisition by us were included in Non-advertising costs of providing services. The remaining decrease year over year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $2.1 million, or 6.6%, year over year because of COVID-19 Impacts.

Corporate, district and other expenses were $98.8 million for the nine months ended September 30, 2020, a decrease of $7.6 million, or 7.2%, compared to the nine months ended September 30, 2019. Corporate, district and other expenses for the nine months ended September 30, 2020 included $7.3 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the nine months ended September 30, 2020, corporate, district and other costs included (i) $3.5 million of legal and related costs described in our reconciliation to Adjusted Net Income above and (ii) $9.9 million of share-based compensation costs. For the nine months ended September 30, 2019, corporate, district and other expenses included (i) U.K. related costs of $8.8 million as described in our reconciliation to Adjusted Net Income above, (ii) $2.5 million of legal and related costs also described in our reconciliation to Adjusted Net Income above and (iii) share-based compensation costs of $7.6 million. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding these items, comparable corporate, district and other expenses decreased $9.4 million year over year, primarily due to the timing and extent of variable compensation and certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts for the nine months ended September 30, 2020.

As described above, and given the two-month lag, we recorded equity income from our investment in Katapult of $2.7 million for the nine months ended September 30, 2020.

U.S. interest expense for the nine months ended September 30, 2020 increased $2.8 million, or 6.4%, primarily related to the new Non-Recourse U.S. SPV Facility, on which we drew $35.2 million when it closed in April 2020.

Canada Segment Results	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Revenue	$49,155	$60,195	$(11,040)	(18.3)%	$153,382	$166,269	$(12,887)	(7.8)%
Provision for losses	11,265	20,870	(9,605)	(46.0)%	47,923	57,733	(9,810)	(17.0)%
Net revenue	37,890	39,325	(1,435)	(3.6)%	105,459	108,536	(3,077)	(2.8)%
Advertising	1,020	2,238	(1,218)	(54.4)%	2,775	5,271	(2,496)	(47.4)%
Non-advertising costs of providing services	16,684	17,698	(1,014)	(5.7)%	50,700	52,068	(1,368)	(2.6)%
Total cost of providing services	17,704	19,936	(2,232)	(11.2)%	53,475	57,339	(3,864)	(6.7)%
Gross margin	20,186	19,389	797	4.1%	51,984	51,197	787	1.5%
Corporate, district and other expenses	5,155	5,768	(613)	(10.6)%	17,462	16,617	845	5.1%
Interest expense	2,276	2,487	(211)	(8.5)%	6,952	7,831	(879)	(11.2)%
Total operating expense	7,431	8,255	(824)	(10.0)%	24,414	24,448	(34)	(0.1)%
Segment operating income	12,755	11,134	1,621	14.6%	27,570	26,749	821	3.1%
Interest expense	2,276	2,487	(211)	(8.5)%	6,952	7,831	(879)	(11.2)%
Depreciation and amortization	1,130	1,219	(89)	(7.3)%	3,398	3,627	(229)	(6.3)%
EBITDA(1)	16,161	14,840	1,321	8.9%	37,920	38,207	(287)	(0.8)%
Legal and related costs	—	—	—		—	135	(135)
Canada GST adjustment	—	—	—		2,160	—	2,160
Other adjustments	143	441	(298)		580	297	283
Adjusted EBITDA(1)	$16,304	$15,281	$1,023	6.7%	$40,660	$38,639	$2,021	5.2%
(1) These are non-GAAP metrics. For a description and reconciliation of each Non-GAAP metric, see "Supplemental Non-GAAP Financial Information."

Canada Segment Results - For the Three Months Ended September 30, 2020 and 2019
Canada revenue decreased $11.0 million, or 18.3% ($10.6 million, or 17.6%, on a constant-currency basis), to $49.2 million for the three months ended September 30, 2020, from $60.2 million in the prior-year period, as a result of the declines in gross loans receivable discussed previously. Sequentially, Canada revenue increased $4.0 million, or 8.8%, driven by increases in Open-End, Single-Pay and ancillary revenue.

Canada non-Single-Pay revenue increased $0.1 million, or 0.2% ($0.5 million, or 1.2%, on a constant-currency basis), to $40.1 million, compared to $40.0 million in the prior-year period, on growth of $23.9 million, or 9.5% ($26.9 million, or 10.7%, on a constant-currency basis), in related loan balances. The increase was driven by continued growth of Open-End loans despite COVID-19 Impacts. Ancillary revenue, which includes sales of insurance to Open-End loan customers, decreased $1.2 million, or 10.0% ($1.1 million, or 9.1% on a constant-currency basis). The decrease was driven by additional insurance claims from consumers impacted by COVID-19 during the third quarter of 2020.

Single-Pay revenue decreased $11.1 million, or 55.2% ($11.1 million, or 54.8%, on a constant-currency basis), to $9.0 million for the three months ended September 30, 2020, and Single-Pay receivables decreased $18.4 million, or 52.5% ($18.3 million, or 52.0% on a constant-currency basis), to $16.7 million, from $35.1 million, in the prior-year period. The decreases in Single-Pay revenue and receivables were due to a continued shift to Open-End loans from Single-Pay, as well as a significant decline in demand attributable to COVID-19 Impacts.

The provision for losses decreased $9.6 million, or 46.0% ($9.5 million, or 45.5%, on a constant-currency basis), to $11.3 million for the three months ended September 30, 2020, compared to $20.9 million in the prior-year period. The decrease in provision for loan losses was primarily a result of lower loan volume and lower NCOs as a result of COVID-19 Impacts as discussed previously. On a quarterly basis, loss rates improved approximately 380 bps, or 53.8%, year over year due to government stimulus-related pay-downs and overall portfolio maturation.

Canada cost of providing services for the three months ended September 30, 2020 was $17.7 million, a decrease of $2.2 million, or 11.2% ($2.1 million, or 10.3%, on a constant-currency basis), compared to $19.9 million for the three months ended September 30, 2019, primarily related to certain cost reductions to manage COVID-19 Impacts and efficient advertising efforts while managing growth during the third quarter of 2020.

Canada operating expenses for the three months ended September 30, 2020 were $7.4 million, a decrease of $0.8 million, or 10.0% ($0.8 million, or 9.2%, on a constant-currency basis), compared to $8.3 million in the prior-year period, primarily as a result of certain cost reductions to manage COVID-19 Impacts.

Canada Segment Results - For the Nine Months Ended September 30, 2020 and 2019

Canada revenue decreased $12.9 million, or 7.8% (increased $10.2 million, or 6.2%, on a constant-currency basis), to $153.4 million for the nine months ended September 30, 2020, from $166.3 million in the prior year, as a result of the declines in gross loans receivable.

Canada non-Single-Pay revenue increased $11.5 million, or 10.7% ($13.7 million, or 12.7%, on a constant-currency basis), to $118.9 million, compared to $107.4 million in the prior-year period, on growth of $23.9 million, or 9.5% ($26.9 million, or 10.7%, on a constant-currency basis), in related loan balances. The increase was driven by continued growth of Open-End loan despite COVID-19 related impacts. Ancillary revenue, which includes sales of insurance to Open-End loan customers, remained flat year over year due to increased insurance claims from consumers impacted by COVID-19 during the nine months ended September 30, 2020.

Single-Pay revenue decreased $24.4 million, or 41.5% ($23.9 million, or 40.6%, on a constant-currency basis), to $34.5 million for the nine months ended September 30, 2020, and Single-Pay receivables decreased $18.4 million, or 52.5% ($18.3 million, or 52.0% on a constant-currency basis), to $16.7 million from $35.1 million, in the prior year. The decreases in Single-Pay revenue and receivables were due to product mix shift from Single-Pay loans to Open-End loans, as well as significant declines in demand attributable to COVID-19 Impacts.

The provision for losses decreased $9.8 million, or 17.0% ($9.0 million, or 15.5%, on a constant-currency basis), to $47.9 million for the nine months ended September 30, 2020, compared to $57.7 million in the prior-year period. The decrease in provision for loan losses was primarily a result of lower NCOs and favorable loan performance as a result of COVID-19 Impacts as discussed previously. Year-over-year Canada NCOs decreased $17.2 million, or 28.4%.

Canada cost of providing services for the nine months ended September 30, 2020 was $53.5 million, a decrease of $3.9 million, or 6.7% ($2.9 million, or 5.1%, on a constant-currency basis), compared to $57.3 million for the nine months ended September 30, 2019, primarily related to certain cost reductions to manage COVID-19 Impacts, as well as efficient and strategic advertising efforts through the course of 2020 to manage growth in Canada.

Canada operating expenses for the nine months ended September 30, 2020 were $24.4 million, unchanged from the prior-year period.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus restructuring and other costs, certain legal and related costs, income or loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization, certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
•EBITDA (earnings before interest, income taxes, depreciation and amortization);
•Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items);
•Adjusted effective income tax rate (effective tax rate plus or minus certain non-cash and other adjusting items); and
•Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in our unaudited Condensed Consolidated Financial Statements).

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures offer another way to view aspects of our business that, when viewed with our U.S. GAAP results, provide a more complete understanding of factors and trends affecting our business.

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

In addition to reporting loans receivable information in accordance with U.S. GAAP, we provide Gross Combined Loans Receivable consisting of Company-Owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the unaudited Condensed Consolidated Financial Statements. We refer to these as "Guaranteed by the Company." Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Net income from continuing operations	$12,881	$27,987	$(15,106)	(54.0)%	$69,974	$74,327	$(4,353)	(5.9)
Adjustments:
Legal and related costs (1)	1,415	870			3,502	2,622
U.K. related costs (2)	—	348			—	8,844
(Income) loss from equity method investment (3)	(3,530)	1,384			(2,653)	5,132
Share-based compensation (4)	3,392	2,771			9,896	7,587
Intangible asset amortization	750	751			2,246	2,308
Canada GST adjustment (5)	—	—			2,160	—
Income tax valuations (6)	—	—			(3,472)	—
Impact of tax law changes (7)	(2,137)	—			(11,251)	—
Cumulative tax effect of adjustments (8)	(1,445)	(1,232)			(4,630)	(5,554)
Adjusted Net Income	$11,326	$32,879	$(21,553)	(65.6)%	$65,772	$95,266	$(29,494)	(31.0)%

Net income from continuing operations	$12,881	$27,987			$69,974	$74,327
Diluted Weighted Average Shares Outstanding	41,775	46,010			41,660	46,887
Diluted Earnings per Share from continuing operations	$0.31	$0.61	$(0.30)	(49.2)%	$1.68	$1.59	$0.09	5.7
Per Share impact of adjustments to Net income	(0.04)	0.10			(0.10)	0.44
Adjusted Diluted Earnings per Share	$0.27	$0.71	$(0.44)	(62.0)%	$1.58	$2.03	$(0.45)	(22.2)%
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below.

Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Net income from continuing operations	$12,881	$27,987	$(15,106)	(54.0)%	$69,974	$74,327	$(4,353)	(5.9)
(Benefit) provision for income taxes	(822)	11,239	(12,061)	#	2,183	28,738	(26,555)	(92.4)
Interest expense	18,383	17,364	1,019	5.9%	54,018	52,077	1,941	3.7
Depreciation and amortization	4,358	4,609	(251)	(5.4)%	13,312	14,180	(868)	(6.1)%
EBITDA	34,800	61,199	(26,399)	(43.1)%	139,487	169,322	(29,835)	(17.6)
Legal and related costs (1)	1,415	870			3,502	2,622
U.K. related costs (2)	—	348			—	8,844
(Income) loss from equity method investment (3)	(3,530)	1,384			(2,653)	5,132
Share-based compensation (4)	3,392	2,771			9,896	7,587
Canada GST adjustment (5)	—	—			2,160	—
Other adjustments (9)	38	483			639	91
Adjusted EBITDA	$36,115	$67,055	$(30,940)	(46.1)%	$153,031	$193,598	$(40,567)	(21.0)%
Adjusted EBITDA Margin	19.8%	22.6%			23.7	23.1%

(1)	Legal and related costs for the nine months ended September 30, 2020 included (i) settlement costs related to certain legal matters, (ii) estimated costs for certain ongoing legal matters, (iii) costs related to certain securities litigation and related matter, (iv) advisory costs, (v) severance costs for certain corporate employees and (vi) legal and advisory costs related to the purchase of Ad Astra.

Legal and related costs for the nine months ended September 30, 2019 included (i) $1.8 million due to eliminating 121 positions in North America in the first quarter, (ii) costs related to certain securities litigation and related matters of $0.6 million and (iii) legal and advisory costs of $0.3 million related to the repurchase of shares from FFL.
(2)	U.K. related costs of $8.8 million for the nine months ended September 30, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. segment and $1.2 million for other costs.
(3)
The income from equity method investment for the nine months ended September 30, 2020 of $2.7 million includes our share of the estimated U.S. GAAP net income of Katapult.

The loss from equity method investment for the nine months ended September 30, 2019 of $5.1 million includes (i) our share of the estimated U.S. GAAP net loss of Katapult and (ii) a $3.7 million market value adjustment recognized during the second quarter of 2019 as a result of an equity raising round from April through July of 2019 that implied a value per share less than the value per share raised in prior raises.

(4)	The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(5)
We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the Goods and Services Tax ("GST") due.

(6)
During the nine months ended September 30, 2020, a Texas court ruling related to the apportionment of income to the state for another company resulted in a change in estimate regarding the realization of a tax benefit previously taken. Accordingly, we recorded a $1.1 million liability for our estimated exposure related to this position. Also in the nine months ended September 30, 2020, we released a $4.6 million valuation allowance related to NOLs for certain entities in Canada.

(7)	For the nine months ended September 30, 2020, we recorded an income tax benefit of $11.3 million related to the carryback of NOL from tax years 2018 and 2019 due to the provisions of the CARES Act..
(8)	Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country.
(9)	Other adjustments primarily include the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended September 30, 2020 and 2019, 27.0% and 20.2%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. In the nine months ended September 30, 2020 and 2019, 23.8% and 19.8%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	$0.7504	$0.7576	($0.0072)	(1.0)%	$0.7391	$0.7526	($0.0135)	(1.8)%

Balance Sheet - Exchange Rate as of September 30, 2020 and December 31, 2019

	September 30,	December 31,	Change
	2020	2019	$	%
Exchange Rate for the Canadian Dollar	$0.7472	$0.7683	($0.0211)	(2.7)%

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

We calculated the revenues and gross margin below during the three and nine months ended September 30, 2020 using the actual average exchange rate during the three and nine months ended September 30, 2019 (in thousands, unaudited).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Canada – constant currency basis:
Revenues	$49,618	$60,195	$(10,577)	(17.6)%	$156,026	$166,269	$(10,243)	(6.2)%
Gross Margin	20,365	19,389	976	5.0%	52,861	51,197	1,664	3.3%

We calculated gross loans receivable below as of September 30, 2020 using the actual exchange rate as of December 31, 2019 (in thousands, unaudited).

	September 30,	December 31,	Change
	2020	2019	$	%
Canada – constant currency basis:
Gross loans receivable	$300,409	$302,375	$(1,966)	(0.7)%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations; our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility, and funds from third-party lenders under our CSO programs. Additionally, in August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025.

As of September 30, 2020, we were in compliance with all financial ratios, covenants and other requirements set forth in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. As we did for our share repurchase programs announced in April 2019 and February 2020 (the latter of which was suspended in March 2020, as previously disclosed), we may also use cash to fund a return on capital for our stockholders through share repurchase programs, or as we previously announced in the form of dividends.

Our level of cash flow provided by operating activities typically experiences some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we have done during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while increasing cash inflows through loan repayments. We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. Although consumer demand increased sequentially during the third quarter of 2020, our cash on hand and total liquidity remains at elevated levels due to a combination of factors, including (i) a sharp decrease in demand immediately following the onset of the COVID-19 pandemic, (ii) increased or accelerated repayments as customers benefited from government stimulus programs, (iii) our decision to tighten credit and the resulting favorable credit performance, and (iv) the runoff of California Installment loans following that state's regulatory changes effective January 1, 2020. These factors resulted in our available cash on hand of $207.1 million and our total liquidity of $302.1 million as of September 30, 2020. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Borrowings

Our debt consisted of the following as of September 30, 2020, net of deferred financing costs (in thousands):

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of September 30, 2020
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$91,010
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2021	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25(2)	April 8, 2024	Atalaya Capital Management	28,884
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025)	$690.0 million	8.25%	September 1, 2025		679,566
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of September 30, 2020 are denominated in U.S. dollars.
(2) The Non-Recourse U.S. SPV Facility initially provided for $100.0 million of borrowing capacity and, on July 31, 2020, additional commitments were obtained increasing capacity to $200.0 million. As a result of the increase in commitments, interest now accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus the lesser of (a) 6.95% and (b) the sum of (i) 6.25% on balances up to $145.5 million and (ii) 9.75% on balances greater than $145.5 million.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following unaudited condensed consolidating financial information is presented separately for:

(i)CURO as the issuer of the 8.25% Senior Secured Notes;
(ii)The Company's subsidiary guarantors, which are comprised of certain of its domestic subsidiaries, including (x) CFTC, as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018, (y) CURO Intermediate Holdings Corp., but excluding the U.S. SPV and Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes issued in August 2018;
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

For additional details, see Note 5, "Debt."

Condensed Consolidating Balance Sheets

	September 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$148,530	$—	$—	$58,541	$—	$207,071
Restricted cash	—	25,797	9,179	24,517	3,034	—	62,527
Loans receivable, net	—	102,858	55,376	218,683	39,943	—	416,860
Income taxes receivable	57,303	(24,444)	—	—	2,355	—	35,214
Prepaid expenses and other	—	20,028	455	710	7,066	—	28,259
Property and equipment, net	—	38,047	—	—	23,634	—	61,681
Investments	—	23,908	—	—	—	—	23,908
Right of use asset - operating leases	—	71,632	—	—	39,423	—	111,055
Deferred tax assets	18,245	(18,245)	—	—	—	—	—
Goodwill	—	105,922	—	—	28,667	—	134,589
Other intangibles, net	—	15,477	—	—	21,742	—	37,219
Intercompany receivable	—	154,020	—	—	—	(154,020)	—
Investment in subsidiaries	160,797	—	—	—	—	(160,797)	—
Other assets	—	7,488	—	—	663	—	8,151
Total assets	$236,345	$671,018	$65,010	$243,910	$225,068	$(314,817)	$1,126,534
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$(52)	$40,921	$—	$26,665	$(15,787)	$—	$51,747
Deferred revenue	—	3,367	105	32	1,716	—	5,220
Lease liability - operating leases	—	79,439	—	—	39,392	—	118,831
Income taxes payable	(8,164)	8,164	—	—	—	—	—
Accrued interest	4,745	—	300	683	—	—	5,728
Liability for losses on CSO lender-owned consumer loans	—	6,198	—	—	—	—	6,198
Debt	679,566	—	28,884	91,010	—	—	799,460
Intercompany payable	—	2,330	(2,330)	37,511	116,509	(154,020)	—
Payable to CURO Holdings Corp.	(565,230)	565,230	—	—	—	—	—
Other long-term liabilities	—	13,311	—	—	65	—	13,376
Deferred tax liabilities	12,927	—	—	(100)	594	—	13,421
Total liabilities	123,792	718,960	26,959	155,801	142,489	(154,020)	1,013,981
Stockholders' equity (deficit)	112,553	(47,942)	38,051	88,109	82,579	(160,797)	112,553
Total liabilities and stockholders' equity (deficit)	$236,345	$671,018	$65,010	$243,910	$225,068	$(314,817)	$1,126,534

	December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$44,727	$—	$30,515	$—	$75,242
Restricted cash	—	14,958	17,427	2,394	—	34,779
Loans receivable, net	—	286,881	220,067	52,045	—	558,993
Income taxes receivable	19,690	(8,987)	—	723	—	11,426
Prepaid expenses and other	—	26,623	—	9,267	—	35,890
Property and equipment, net	—	43,618	—	27,193	—	70,811
Investments	—	10,068	—	—	—	10,068
Right of use asset - operating leases	—	74,845	—	42,608	—	117,453
Deferred tax asset	8,561	(3,506)	—	—	—	5,055
Goodwill	—	91,131	—	29,478	—	120,609
Other intangibles, net	—	11,569	—	22,358	—	33,927
Intercompany receivable	—	113,599	—	—	(113,599)	—
Investment in subsidiaries	84,514	—	—	—	(84,514)	—
Other assets	—	6,938	—	704	—	7,642
Total assets	$112,765	$712,464	$237,494	$217,285	$(198,113)	$1,081,895
Liabilities and Stockholder's equity (deficit):
Accounts payable and accrued liabilities	$465	$48,333	$13,462	$(2,177)	$—	$60,083
Deferred revenue	—	6,828	46	3,296	—	10,170
Lease liability - operating leases	—	82,593	—	42,406	—	124,999
Accrued interest	18,975	1	871	—	—	19,847
Payable to CURO Holdings Corp.	(635,511)	635,511	—	—	—	—
Liability for losses on CSO lender-owned consumer loans	—	10,623	—	—	—	10,623
Debt	678,323	—	112,221	—	—	790,544
Intercompany payable	—	—	69,639	43,960	(113,599)	—
Other liabilities	—	10,285	—	379	—	10,664
Liabilities from discontinued operations	—	—	—	4,452	—	4,452
Total liabilities	62,252	794,174	196,239	92,316	(113,599)	1,031,382
Stockholders' equity (deficit)	50,513	(81,710)	41,255	124,969	(84,514)	50,513
Total liabilities and stockholders' equity (deficit)	$112,765	$712,464	$237,494	$217,285	$(198,113)	$1,081,895

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$89,212	$43,636	$32,936	$16,219	$—	$182,003
Provision for losses	—	24,016	19,469	9,191	2,074	—	54,750
Net revenue	—	65,196	24,167	23,745	14,145	—	127,253
Cost of providing services:
Salaries and benefits	—	16,075	—	—	8,171	—	24,246
Occupancy	—	7,896	—	—	5,982	—	13,878
Office	—	3,858	—	—	1,200	—	5,058
Other costs of providing services	—	4,745	—	—	1,331	—	6,076
Advertising	—	13,405	—	—	1,020	—	14,425
Total cost of providing services	—	45,979	—	—	17,704	—	63,683
Gross margin	—	19,217	24,167	23,745	(3,559)	—	63,570
Operating expense (income):
Corporate, district and other expenses	3,558	27,836	109	139	5,016	—	36,658
Intercompany management fee	—	(3,995)	—	1,209	2,786	—	—
Interest expense (income)	14,653	29	1,425	2,356	(80)	—	18,383
Income from equity method investment	—	(3,530)	—	—	—	—	(3,530)
Intercompany interest (income) expense	—	(5,090)	—	560	4,530	—	—
Total operating expense	18,211	15,250	1,534	4,264	12,252	—	51,511
(Loss) income from continuing operations before income taxes	(18,211)	3,967	22,633	19,481	(15,811)	—	12,059
(Benefit) provision for income taxes	(10,189)	8,346	—	(101)	1,122	—	(822)
Net (loss) income from continuing operations	(8,022)	(4,379)	22,633	19,582	(16,933)	—	12,881
Net income on discontinued operations	—	—	—	—	—	—	—
Net (loss) income	(8,022)	(4,379)	22,633	19,582	(16,933)	—	12,881
Equity in net income (loss) of subsidiaries:
CFTC	20,903	—	—	—	—	(20,903)	—
Guarantor Subsidiaries	—	(4,379)	—	—	—	4,379	—
Non-Guarantor Subsidiaries	—	(16,933)	—	—	—	16,933	—
U.S. SPV	—	22,633	—	—	—	(22,633)	—
Canada SPV	—	19,582	—	—	—	(19,582)	—
Net income (loss) attributable to CURO	$12,881	$16,524	$22,633	$19,582	$(16,933)	$(41,806)	$12,881

	Three Months Ended September 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$237,069	$30,211	$29,984	$—	$297,264
Provision for losses	—	102,997	13,679	7,191	—	123,867
Net revenue	—	134,072	16,532	22,793	—	173,397
Cost of providing services:
Salaries and benefits	—	18,301	—	9,161	—	27,462
Occupancy	—	8,249	—	5,787	—	14,036
Office	—	4,611	—	1,382	—	5,993
Other costs of providing services	—	11,475	—	1,368	—	12,843
Advertising	—	14,186	—	2,238	—	16,424
Total cost of providing services	—	56,822	—	19,936	—	76,758
Gross margin	—	77,250	16,532	2,857	—	96,639
Operating (income) expense:
Corporate, district and other expenses	2,967	29,930	472	5,296	—	38,665
Intercompany management fee	—	(3,276)	8	3,268	—	—
Interest expense	14,619	258	2,463	24	—	17,364
Loss from equity method investment	—	1,384	—	—	—	1,384
Intercompany interest (income) expense	—	(1,462)	569	893	—	—
Total operating expense	17,586	26,834	3,512	9,481	—	57,413
Income (loss) from continuing operations before income taxes	(17,586)	50,416	13,020	(6,624)	—	39,226
(Benefit) provision for income taxes	(4,447)	13,700	—	1,986	—	11,239
Net (loss) income from continuing operations	(13,139)	36,716	13,020	(8,610)	—	27,987
Net loss on discontinued operations	—	—	—	(598)	—	(598)
Net (loss) income	(13,139)	36,716	13,020	(9,208)	—	27,389
Equity in net income (loss) of subsidiaries:
CFTC	40,528	—	—	—	(40,528)	—
Guarantor Subsidiaries	—	36,716	—	—	(36,716)	—
Non-Guarantor Subsidiaries	—	(9,208)	—	—	9,208	—
Canada SPV	—	13,020	—		(13,020)	—
Net income (loss) attributable to CURO	$27,389	$77,244	$13,020	$(9,208)	$(81,056)	$27,389

	Nine Months Ended September 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$408,465	$83,471	$97,334	$56,048	$—	$645,318
Provision for losses	—	128,409	42,647	38,167	9,756	—	218,979
Net revenue	—	280,056	40,824	59,167	46,292	—	426,339
Cost of providing services:
Salaries and benefits	—	49,650	—	—	25,326	—	74,976
Occupancy	—	23,307	—	—	17,630	—	40,937
Office	—	10,935	—	—	3,597	—	14,532
Other costs of providing services	—	19,585	—	—	4,147	—	23,732
Advertising	—	29,619	—	—	2,775	—	32,394
Total cost of providing services	—	133,096	—	—	53,475	—	186,571
Gross margin	—	146,960	40,824	59,167	(7,183)	—	239,768
Operating expense (income):
Corporate, district and other expenses	10,350	88,289	145	416	17,046	—	116,246
Intercompany management fee	—	(11,139)	—	2,584	8,555	—	—
Interest expense	43,937	496	2,633	7,089	(137)	—	54,018
Income from equity method investment	—	(2,653)	—	—	—	—	(2,653)
Intercompany interest (income) expense	—	(7,973)	—	1,643	6,330	—	—
Total operating expense	54,287	67,020	2,778	11,732	31,794	—	167,611
Income (loss) from continuing operations before income taxes	(54,287)	79,940	38,046	47,435	(38,977)	—	72,157
(Benefit) provision for income taxes	(36,308)	40,848	—	(101)	(2,256)	—	2,183
Net income (loss) from continuing operations	(17,979)	39,092	38,046	47,536	(36,721)	—	69,974
Net income on discontinued operations	—	—	—	—	1,285	—	1,285
Net income (loss)	(17,979)	39,092	38,046	47,536	(35,436)	—	71,259
Equity in net income (loss) of subsidiaries:
CFTC	89,238	—	—	—	—	(89,238)	—
Guarantor Subsidiaries	—	39,092	—	—	—	(39,092)	—
Non-Guarantor Subsidiaries	—	(35,436)	—	—	—	35,436	—
U.S. SPV	—	38,046	—	—	—	(38,046)	—
Canada SPV	—	47,536	—	—	—	(47,536)	—
Net income (loss) attributable to CURO	$71,259	$128,330	$38,046	$47,536	$(35,436)	$(178,476)	$71,259

	Nine Months Ended September 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$673,234	$81,349	$84,920	$—	$839,503
Provision for losses	—	280,529	40,099	17,634	—	338,262
Net revenue	—	392,705	41,250	67,286	—	501,241
Cost of providing services:
Salaries and benefits	—	55,675	—	26,574	—	82,249
Occupancy	—	24,292	—	17,913	—	42,205
Office	—	12,504	—	4,059	—	16,563
Other costs of providing services	—	36,395	—	3,522	—	39,917
Advertising	—	31,719	—	5,271	—	36,990
Total cost of providing services	—	160,585	—	57,339	—	217,924
Gross margin	—	232,120	41,250	9,947	—	283,317
Operating expense (income):
Corporate, district and other expenses	7,940	98,486	(283)	16,900	—	123,043
Intercompany management fee	—	(9,576)	23	9,553	—	—
Interest expense	43,671	575	7,728	103	—	52,077
Loss from equity method investment	—	5,132	—	—	—	5,132
Intercompany interest (income) expense	—	(3,855)	1,192	2,663	—	—
Total operating expense	51,611	90,762	8,660	29,219	—	180,252
Income (loss) from continuing operations before income taxes	(51,611)	141,358	32,590	(19,272)	—	103,065
(Benefit) provision for income taxes	(12,686)	37,309	—	4,115	—	28,738
Net (loss) income from continuing operations	(38,925)	104,049	32,590	(23,387)	—	74,327
Net income on discontinued operations	—	—	—	6,943	—	6,943
Net (loss) income	(38,925)	104,049	32,590	(16,444)	—	81,270
Equity in net income (loss) of subsidiaries:
CFTC	120,195	—	—	—	(120,195)	—
Guarantor Subsidiaries	—	104,049	—	—	(104,049)	—
Non-Guarantor Subsidiaries	—	(16,444)	—	—	16,444	—
Canada SPV		32,590	—	—	(32,590)	—
Net income (loss) attributable to CURO	$81,270	$224,244	$32,590	$(16,444)	$(240,390)	$81,270

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$6,549	$143,190	$62,286	$69,115	$29,333	$(727)	$309,746
Net cash used in discontinued operating activities	—	—	—	—	1,714	—	1,714
Cash flows from investing activities:
Purchase of property and equipment	—	(6,875)	—	—	(526)	—	(7,401)
Originations of loans, net	—	10,556	(81,322)	(42,854)	(1,268)	—	(114,888)
Investments in Katapult	—	(11,187)	—	—	—	—	(11,187)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)	—	—	—	—	(14,418)
Net cash provided by (used in) continuing investing activities	—	(21,924)	(81,322)	(42,854)	(1,794)	—	(147,894)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	—	23,357	—	—	23,357
Payments on Non-Recourse Canada SPV facility	—	—	—	(42,131)	—	—	(42,131)
Proceeds from Non-Recourse U.S. SPV facility	—	—	35,206	—	—	—	35,206
Proceeds from credit facilities	—	60,000	—	—	9,853	—	69,853
Payments on credit facilities	—	(60,000)	—	—	(9,853)	—	(69,853)
Payments to net share settle RSUs	(641)	—	—	—	—	—	(641)
Proceeds from exercise of stock options	—	126	—	—	—	—	126
Debt issuance costs paid	—	—	(6,991)	—	—	—	(6,991)
Repurchase of common stock	(5,908)	—	—	—	—	—	(5,908)
Dividends paid to CURO Group Holdings Corp.	6,750	(6,750)	—	—	—	—	—
Dividends paid to stockholders	(6,750)	—	—	—	—	—	(6,750)
Net cash (used in) provided by financing activities (1)	(6,549)	(6,624)	28,215	(18,774)	—	—	(3,732)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(397)	(587)	727	(257)
Net increase in cash, cash equivalents and restricted cash	—	114,642	9,179	7,090	28,666	—	159,577
Cash, cash equivalents and restricted cash at beginning of period	—	59,685	—	17,427	32,909	—	110,021
Cash, cash equivalents and restricted cash at end of period	$—	$174,327	$9,179	$24,517	$61,575	$—	$269,598

	Nine Months Ended September 30, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$52,311	$273,564	$119,898	$17,201	$1,319	$464,293
Net cash used in discontinued operating activities	—	—	—	(504)	—	(504)
Cash flows from investing activities:
Purchase of property and equipment	—	(7,351)	—	(1,316)	—	(8,667)
Originations of loans, net	—	(261,073)	(102,238)	(11,042)	—	(374,353)
Investments in Katapult	—	(8,168)	—	—	—	(8,168)
Net cash used in continuing investing activities	—	(276,592)	(102,238)	(12,358)	—	(391,188)
Net cash used in discontinued investing activities	—	—	—	(14,213)	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	15,992	—	—	15,992
Payments on Non-Recourse Canada SPV facility	—	—	(24,835)	—	—	(24,835)
Proceeds from credit facilities	—	120,000	—	59,811	—	179,811
Payments on credit facilities	—	(115,000)	—	(59,811)	—	(174,811)
Payments on subordinated stockholder debt	—	—	—	(2,252)	—	(2,252)
Proceeds from exercise of stock options	—	87	—	—	—	87
Payments to net share settle RSUs	(110)	—	—	—	—	(110)
Debt issuance costs paid	(29)	—	(169)	—	—	(198)
Repurchase of common stock	(52,172)	—	—	—	—	(52,172)
Net cash used in provided by financing activities (1)	(52,311)	5,087	(9,012)	(2,252)	—	(58,488)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	409	2,114	(1,319)	1,204
Net increase (decrease) in cash, cash equivalents and restricted cash	—	2,059	9,057	(10,012)	—	1,104
Cash, cash equivalents and restricted cash at beginning of period	—	52,397	12,840	34,620	—	99,857
Cash, cash equivalents and restricted cash at end of period	$—	$54,456	$21,897	$24,608	$—	$100,961
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities from continuing operations	$309,746	$464,293
Net cash used in investing activities from continuing operations	(147,894)	(391,188)
Net cash used in financing activities from continuing operations	(3,732)	(58,488)

Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 was $309.7 million, primarily attributable to net income from continuing operations of $70.0 million the effect of non-cash reconciling items of $256.2 million, partially offset by changes in our operating assets and liabilities of $16.4 million. Our non-cash reconciling items of $256.2 million included (i) provision for loan losses of $219.0 million, (ii) changes in deferred income tax of $14.2 million and (iii) $13.3 million of depreciation and amortization. Our changes in operating assets and liabilities of $16.4 million related to a higher income tax receivable of $23.8 million and $14.1 million of lower accrued interest on our 8.25% Senior Secured Notes, partially offset by a $26.6 million decline in accrued interest on our gross loans receivable due to overall volume decline, as previously discussed.

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2019 was $464.3 million, primarily attributable to net income from continuing operations of $74.3 million, the effect of non-cash reconciling items of $364.3 million, which includes provision for loan losses of $338.3 million, and changes in our operating assets and liabilities which provided $25.6 million.

Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2020 was $147.9 million, primarily reflecting (i) the net origination of loans of $114.9 million, (ii) the acquisition of Ad Astra for $14.4 million, net of cash received, and (iii) $11.2 million of additional equity interests in Katapult. In addition, we used cash to purchase $7.4 million of property and equipment.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2019 was $391.2 million, primarily reflecting the net origination of loans of $374.4 million. In addition, we used cash to purchase approximately $8.7 million of property and equipment, including software licenses and $8.2 million of additional equity interests in Katapult.

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

Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2020 was $3.7 million, primarily due to $35.2 million of proceeds on our Non-Recourse U.S. SPV Facility, partially offset by a net pay-down on our Non-Recourse Canada SPV Facility of $18.8 million, common stock repurchases of $5.9 million, cash dividends of $6.8 million and debt issuance costs of $7.0 million related to the Non-Recourse U.S. SPV Facility.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2019 was $58.5 million, primarily due to (i) $27.1 million of cash used to repurchase 2,000,000 shares of our common stock, at a price of $13.55 per share, owned by FFL and (ii) $25.1 million of cash used to repurchase 2,089,644 shares of our common stock under the share repurchase program which began during the second quarter of 2019.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2019, as described in our 2019 Form 10-K, except for the Non-Recourse U.S. SPV Facility in April 2020. Refer to Note 5, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

Critical Accounting Policies and Estimates

Certain accounting policies that involve a higher degree of judgement and complexity are discussed further in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2019 Form 10-K.

Goodwill. We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

The U.S. and Canada operations are our two reporting units, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. As of the most recent annual goodwill impairment testing date (October 1, 2019), both reporting units' estimated fair values exceeded their carrying value. As described in our 2019 Form 10-K, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2019.

For the three months ended September 30, 2020, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for either reporting unit.

There continues to be uncertainty surrounding macroeconomic factors that could impact the U.S. and Canada reporting units. Changes in the expected length of the current economic downturn, timing of recovery, or long-term revenue growth or profitability for these reporting units could increase the likelihood of a future goodwill impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment.

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2020:

(in thousands)	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
U.S.	$105,922	78.7%	$91,131	75.6%
Canada	28,667	21.3%	29,478	24.4%
Total Goodwill	$134,589		$120,609

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2019, as described in our 2019 Form 10-K and our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020, except for the following:

CFPB Rulemaking Update

On July 7, 2020, the CFPB issued its decision on the 2019 Proposed Rule. With respect to the 2019 Proposed Rule, the CFBP rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule. However, the CFPB did not rescind or alter the payment provisions of the 2017 Final CFPB Rule. Furthermore, on July 7, 2020, the CFPB ratified prior regulatory actions which included the payments provisions of the 2017 Final CFPB Rule. The effective date for compliance with the payment provisions of the 2017 Final CFPB Rule is currently unknown. The 2017 Final CFPB rule is currently stayed as a result of an industry legal challenge. On August 20, 2020, the Federal District Court for the Western District of Texas issued an Order establishing, among other things, a scheduling order for additional motions and amended complaints and responses in the pending industry legal challenge. The final filing date set by the Court is December 18, 2020, when the CFPB is scheduled to file its reply in support of its cross-motion for summary judgment. In light of the industry challenge to the 2017 Final CFPB Rule, we cannot predict when the 2017 Final CFPB Rule as it relates to payments will ultimately go into effect; nor can we quantify its potential effect on our results of operations or financial condition.

Additionally, in 2016, the CFPB issued an outline of proposals intended to increase consumer protection pertaining to third-party debt collectors and others covered by the Fair Debt Collection Practices Act (“FDCPA”). These proposals would apply to the attempts of our third-party collection agenc(ies) to collect debt originated by other lenders, including under our CSO programs ("2016 CFPB Outline"). The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The final rule addressing third party debt collections and others covered by the FDCPA was released on October 30, 2020. Given that these final rules were released on the same date as this Form 10-Q, we are still reviewing the final rules and have not yet determined what effect the rules will have on our business.

California Consumer Privacy Act

In 2018, the California Consumer Privacy Act was passed into law, effective January 1, 2020, and the California Attorney General has enforcement authority as of July 1, 2020.

A state ballot initiative, which would have additional impact, will be decided by vote in November 2020.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no material changes to the quantitative and qualitative information presented therein.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports we file under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2020.

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

Internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 13, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
The Company is supplementing the risk factors previously disclosed in the Company's 2019 Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as follows:

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

In 2016, the CFPB issued the 2016 CFPB Outline intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA. The 2016 CFPB Outline would apply to the attempts of our third-party collection agenc(ies) to collect debt originated by other lenders, including under our CSO programs. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. The final rule addressing third-party debt collections and others covered by the FDCPA was released on October 30, 2020. Given that these final rules were released on the same date as this Form 10-Q, we are still reviewing the final rules. As such, we have not yet determined what effect the rules will have on our business and are not able to give any assurance that the effect of these new rules will not have a material impact on our results of operations or financial condition.

A change in the United States' presidential administration and/or composition of Congress in the upcoming 2020 election could result in new legislation, rules and regulatory and enforcement policies with an adverse impact on our business.

On June 29, 2020, in Seila Law LLC v. CFPB, the U.S. Supreme Court ruled that the single-director structure of the CFPB is unconstitutional. The Court noted the agency's structure vests too much power in the hands of one person, and that a president has broad constitutional authority to appoint and remove agency heads (with or without cause). In the event a president appoints a director who has a negative view of our business and/or industry, the Seila ruling could have far-reaching implications to our business. Similarly, changes in the presidential administration and/or composition of Congress more generally as a result of the November 2020 U.S. elections could result in other rule changes, rulings or interpretations that could adversely impact our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature page thereto	S-1	4.3	10/24/17
4.4	Description of the Company's Securities	10-K	4.4	3/9/20
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended
		Filed herewith
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 4, 2020, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2020                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer