Form 10-K
period 2020-12-31
CURO Group Holdings Corp.
filed 2021-03-05
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 18,952,976 shares of the registrant’s common stock, par value $0.001 per share, held by non-affiliates on June 30, 2020 was approximately $154,845,814.
At March 3, 2021 there were 41,533,231 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference:
Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held on May 13, 2021 are incorporated by reference into Part III of this report.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
YEAR ENDED December 31, 2020

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 regarding Payday, Vehicle Title and Certain high Cost Installment loans.
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2019 Proposed Rule	The proposed issued by the CFPB in 2019 which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule.
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020
2020 Final CFPB Rule	The final rule issued by the CFPB in 2020 which rescinded part of the 2017 Final CFPB Payday Rule
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
AB 539	California Assembly Bill 539, which imposes an annual interest rate cap of 36% plus Federal Funds Rate on all consumer loans between $2,500 and $10,000
Ad Astra	Ad Astra Recovery Services, Inc., our former exclusive provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Cash Money	Cash Money Cheque Cashing Inc., a Canadian wholly-owned subsidiary of the Company
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFTC	CURO Financial Technologies Corp., a U.S. wholly-owned subsidiary of the Company
COVID-19 Impacts	Factors that impacted year-over-year comparisons caused by the 2019 coronavirus, including lower consumer demand, increased or accelerated repayments and favorable payment trends as customers benefited from government stimulus programs
CSO	Credit services organization
CSO fee	A fee charged to customers for loans Guaranteed by the Company
CURO Canada Receivables Limited Partnership	A Canadian bankruptcy remote special purpose vehicle and an indirect wholly-owned subsidiary of the Company
CURO Receivables Finance II, LLC	A U.S. bankruptcy remote special purpose vehicle and an indirect wholly-owned subsidiary of the Company
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFL	Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds
FinServ	FinServ Acquisition Corp. a publicly traded special purpose acquisition company (trading symbol FSRV)

Term or abbreviation	Definition
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc.
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
GST	Goods and Services Tax
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not included in the Consolidated Financial Statements
ICFR	Internal control over financial reporting
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
NASDAQ	National Association of Securities Dealer Automated Quotation
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse U.S. SPV Facility	A four-year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
NYSE	New York Stock Exchange
POS	Point-of-sale
Redemption	The transaction whereby the 12.00% Senior Secured Notes were partially redeemed
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from the third quarter of 2020 to the fourth quarter of 2020
SPAC	Special Purpose Acquisition Company
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
U.K. Subsidiaries	Collectively, Curo Transatlantic Limited and SRC Transatlantic Limited
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the U.S.
Verge Credit loans	Loans originated and funded by a third-party bank
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

PART I
The terms “CURO," "we,” “our,” “us” and “Company” include CURO Group Holdings Corp. and all of its direct and indirect subsidiaries as a combined entity, except where otherwise stated. CFTC includes its direct and indirect subsidiaries as a consolidated entity, except where otherwise stated.

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included herein. This description of our business contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the section titled “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.

ITEM 1.         BUSINESS

Company History and Overview

We are a growth-oriented, technology-enabled, and highly diversified consumer finance company currently serving a wide range of non-prime consumers in the U.S. and Canada. CURO was founded in 1997 to meet the growing needs of non-prime consumers looking for access to credit. With more than 20 years of experience, we offer a variety of convenient, accessible financial and loan services across all of our markets. We operate in the U.S. under three principal brands, “Speedy Cash,” “Rapid Cash” and “Avio Credit” and participate in the operations of "Verge Credit." We also offer demand deposit accounts in the U.S. under Revolve Finance, and prepaid debit cards in North America under the Opt+ brand. As of December 31, 2020, our store network consisted of 412 locations across 14 U.S. states and we offered our online services in 34 U.S. states. We operate in Canada under “Cash Money” and “LendDirect” brands. As of December 31, 2020, we operated in seven Canadian provinces and offered our online services in five Canadian provinces. Following regulatory changes in 2017 and 2018 impacting the Single-Pay product, which, in turn, led us to rapidly expand our Open-End product, Canada gross loans receivables as a percentage of total Company Owned gross loans receivable increased from 24.4% as of December 31, 2016 to 59.6% as of December 31, 2020.

In recent years, we have diversified our product offerings and regulatory profile through our investment in Katapult and our participation in Verge Credit. As of December 31, 2020, we held an approximately 40% fully diluted interest in Katapult, a leading e-commerce POS FinTech platform focused on non-prime consumers. We also maintain a technology, marketing and servicing relationship for Verge Credit loans, originated and funded by our bank partner, Stride Bank N.A. These strategic investments and partnerships help serve our current core customers and allow us to access new markets. In February 2021, we entered into an agreement to acquire Flexiti, an emerging growth Canadian POS/BNPL consumer lender, which we expect to close in the first quarter of 2021. See "—Flexiti Acquisition Agreement" below for additional details.

For our core non-prime products, we believe that we have the only true omni-channel customer acquisition, onboarding and servicing platform that is integrated across online, store, mobile and contact center touchpoints. Our IT platform, which we refer to as “Curo,” seamlessly integrates customer acquisition, loan underwriting, scoring, servicing, collections, regulatory compliance and reporting activities into a single, centralized system. We use advanced risk analytics powered by proprietary algorithms and nearly 20 years of loan performance data to efficiently and effectively score our customers’ loan applications. From 2010 to 2020, we extended over $19.9 billion in total credit across approximately 49.9 million total loans.

Our core non-prime offerings include a broad range of direct-to-consumer finance products focusing on Open-End, Unsecured Installment and Secured Installment loans. Through our investment in Katapult, we added POS financing options for consumers, which will be further strengthened upon the closing of the Flexiti acquisition. We also provide a number of ancillary financial products such as credit protection insurance in the Canadian market, demand deposit accounts (Revolve Finance), proprietary general-purpose reloadable prepaid debit cards (Opt+), check cashing, retail installment sales and money transfer services.

We believe that our core products allow us to serve a broader group of consumers than our competitors. Our ability to tailor our core products to fit consumer needs coupled with the flexibility of our products, particularly our Open-End and Installment products, allows us to continue serving customers as their credit needs evolve and mature. Our broad product suite creates a diversified revenue stream and our omni-channel platform seamlessly delivers our core products across all contact points – we refer to it as “Call, Click or Come In.” We believe these complementary channels drive brand awareness, increase approval rates, lower customer acquisition costs and improve customer satisfaction levels and customer retention.

We have designed our core products and customer experience to be consumer-friendly, accessible and easy to understand. Our platform and product suite enables us to provide a number of key benefits that appeal to our customers:

•transparent approval process;
•flexible loan structure, providing greater ability to manage monthly payments;
•simple, clearly communicated pricing structure; and
•full customer account management online and via mobile devices.

We serve the large and growing market of individuals who have limited access to traditional sources of consumer credit and financial services. We define the resulting addressable market as non-prime consumers, which includes underbanked or unbanked consumers, in the U.S. and Canada. According to a study by the Financial Health Network conducted in 2019, in the U.S. alone, 66 million consumers have low to moderate income while 51 million have volatile income. The same study highlighted that (i) 91 million individuals have credit challenges as a result of subprime credit scores below 600 or are unscorable due to lack of sufficient credit file information and (ii) approximately 63 million individuals are underbanked, or unbanked, as they struggle with access to mainstream financial products to meet their needs. Additionally, the Federal Reserve Bank of New York estimates, based on a 2019 publication, Unequal Access to Credit: The Hidden Impact of Credit, that approximately 38% of U.S. consumers are underserved by prime credit financial institutions.

In the Canadian market, financial services research firm TransUnion estimates that about one-third of Canada’s 30 million active consumers have either subprime or near-prime credit, holding about one-fifth, or $419 billion, of the country’s total outstanding household debt.

With an addressable non-prime market estimated at over 150 million consumers in the U.S. and Canada, we believe that our scalable omni-channel platform and diverse, continuously evolving product offerings are better positioned than our competitors to gain market share.

In addition to our core direct-to-customer products, we made our first investment in Katapult in 2017, which we increased on two occasions in 2020. Katapult is an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. At the time of our first investment, we identified multiple catalysts for future success–an innovative e-commerce POS business model, a focus on the vast and under-penetrated non-prime financing market, and a clear and compelling value proposition for merchants and consumers. We believe Katapult is poised to cater to this near-term demand growth. Katapult’s sophisticated end-to-end technology platform provides consumers a seamless integration with online, brick and mortar and omni-channel merchants, giving the consumer an exceptional purchasing experience. Based on a June 2020 Wall Street firm equity-analyst reports, 38% of U.S. consumers are considered non-prime or underserved and the durable goods e-commerce market is expected to grow from $180 billion in 2020 to an estimated $300 billion in 2023. To date, our cumulative cash investment in Katapult is $27.5 million. In December 2020, Katapult and FinServ, a SPAC, announced their intent to merge, which resulted in an implied pro forma enterprise value for the combined entity of nearly $1.0 billion at the time of announcement. Immediately prior to the announcement, we owned approximately 40% of Katapult on a fully diluted basis. For additional information regarding Katapult, refer to "—Katapult Investment" below.

In 2019, we launched a bank-sponsored Unsecured Installment loan product, Verge Credit. We market and service loans and the bank licenses our proprietary credit decisioning for its loan scoring and approval. After the bank originates and holds the loans for a period of time, we then acquire a variable participating interest in these loans, which are included in Gross loans receivable on the Consolidated Balance Sheets. As of December 31, 2020, our participating interest was $27.0 million.

In January 2020, we acquired 100% of the outstanding stock in Ad Astra, a former related party. Prior to the acquisition, Ad Astra was our exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the Consolidated Financial Statements. See Note 15, "Acquisitions" of Item 8. Financial Statements and Supplementary Data for additional details.

In January 2021, as further discussed below in "—Flexiti Acquisition Agreement," we announced an agreement to acquire Flexiti, one of Canada’s fastest-growing POS/BNPL providers with a market-leading omni-channel FinTech platform. This acquisition serves as an important milestone for CURO’s continued value creation in Canada allowing us to serve consumers across the complete credit spectrum with an expanded product set. The transaction has been approved by the Board of Directors of each company and is expected to close in the first quarter of 2021, subject to customary Canadian regulatory approvals.

In February 2019, we placed our U.K. operations into administration, as described further in Note 22, "Discontinued Operations" of Item 8. Financial Statements and Supplementary Data, which resulted in treatment of the U.K. segment as discontinued operations for all periods presented. Throughout this 2020 Form 10-K, current and prior period financial information is presented as if the U.K. segment was excluded from continuing operations.

Our industry is highly regulated and compliance with local, state, federal and provincial regulations has had, and will continue to have, a material impact on our earnings and financial position and has required us at times to modify our products and services to comply with such regulations. See "—Regulatory Environment and Compliance" and "Risk Factors—Risks Relating to the Regulation of Our Industry" below for additional information.

Katapult Investment

In December 2020, we announced that we were in a position to benefit from Katapult's announced definitive merger agreement with FinServ (NASDAQ: FSRV), a publicly traded SPAC. As of March 4, 2021, the market value of total consideration to us at the closing of the transaction is between $425 million and $435 million in cash and stock in the new company, based on the market value of FSRV stock of $13.16, which includes value associated with the expected earn-out achieved under the merger agreement at that value. The final consideration mix between cash and stock will vary based on the SPAC's investor redemptions and certain other adjustments. A $1 change in the market value of FSRV stock is expected to result in a 5% to 8% change in the value of expected consideration we will receive. When the transaction is closed, the resulting public entity will trade as KPLT on NASDAQ.

Upon closing, the transaction is expected to increase our cash balances which will provide greater balance sheet flexibility for growth potential opportunities, including strategic M&A that will expand our product offerings and market reach. Furthermore, we will retain an ownership stake in Katapult, expected to be at least 21% on a fully diluted basis, with two Board seats, allowing us to continue to actively participate in the future direction of Katapult. The transaction is expected to close during the first half of 2021 and remains subject to approval by FinServ stockholders and other customary closing conditions. As detailed in the press release from Katapult and FinServ on December 18, 2020, the Boards of Directors of both Katapult and FinServ have unanimously approved the transaction.

Flexiti Acquisition Agreement

In February 2021, we announced an agreement to acquire Flexiti, an emerging growth Canadian POS/BNPL lender. Under the terms of the acquisition agreement, which we expect to close in the first quarter of 2021, we will pay cash at closing of approximately $85 million plus contingent consideration of up to $36 million based on achievement of risk-adjusted revenue and origination targets over the succeeding two years.

Flexiti, one of Canada’s fastest growing companies, is a privately held POS/BNPL lender headquartered in Toronto, offering customers flexible payment plans at retailers of goods such as furniture, appliances, jewelry and electronics. Flexiti has experienced strong growth with originations increasing from C$49 million in 2017 to an estimated C$290 million in 2020. Through the company’s award-winning FinTech platform and proprietary technology, customers can be approved instantly to shop with their FlexitiCard, which can be used online or in-store to make additional purchases, within their credit limit, without needing to reapply.

The acquisition of Flexiti provides us a high-growth engine and further diversifies our revenue and channel mix by product and geography. CURO's resulting platform accesses the full spectrum of Canadian consumers by adding an established omni-channel private label credit card platform and POS financing capabilities to our existing market-leading direct-to-consumer loan offerings. Flexiti primarily serves prime consumers; thus the combination presents significant revenue and earnings growth opportunities by using our expertise to expand Flexiti’s non-prime product offerings. The transaction also provides the opportunity to leverage our loan servicing experience to improve Flexiti’s profit margins. In connection with the transaction, Flexiti refinanced and expanded its non-recourse asset-backed warehouse financing facility from C$380 million to C$500 million.

Impacts of COVID-19 in 2020 and Our Response

The outbreak of COVID-19 contributed to significant volatility and uncertainty in markets and the global economy beginning in early 2020. This resulted in various impacts to our operations beginning late in the first quarter of 2020, including a decrease in demand for our loan products, a decrease in credit losses, the temporary tightening of credit to consumers, and the reduction of certain controllable expenditures.

As of December 31, 2020, our loan receivable balance continues to be lower relative to the same period a year ago. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and Note 2, "Loans Receivable and Revenue" for a description of the general impact to our customers, our accounting related to loans impacted by COVID-19, the U.S. and Canadian government responses to the COVID-19 pandemic and the potential impact on our Consolidated Financial Statements.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and well-being of our employees, customers, and the communities in which we operate, while assuring the continuity of our business operations. We are considered an essential financial service and our stores have remained open to facilitate the needs of our customers during local government lock down orders. While resurgences of the pandemic have occurred and could continue to occur in both the U.S. and Canadian jurisdictions, with local governmental bodies issuing guidelines on reopening procedures depending on the severity of resurgences, we have established processes and procedures during the crisis to help ensure that we can continue to operate safely for both our employees and customers.

We also took various steps to ensure our financial stability while maintaining the health and well-being of our employees and customers:

•established an enhanced Customer Care Program, as described below;
•made adjustments to our credit underwriting models, initially tightening approval rates and enhancing our employment and income verification practices for both store and online lending platforms, while later adapting these models to changes in demand;
•implemented work-from-home for virtually all 1,100 of the Company’s contact center and corporate support personnel in Wichita, Toronto and Chicago;
•cancelled the 2020 Short-Term Incentive Plan and instead, implemented reduced discretionary variable compensation late in the year; and
•terminated our $25 million share repurchase program that was approved in February 2020 following $0.8 million of repurchases.

To better serve our customers as they faced unprecedented economic challenges and uncertainties during the COVID-19 pandemic, we established an enhanced Customer Care Program. The program enables our team members to provide relief to customers in various ways, ranging from due date extensions, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. As of December 31, 2020, we had granted concessions on more than 82,000 loans, or 15% of our active loans, and waived over $5.8 million in payments and fees. We have also temporarily suspended certain returned item fees. While relief under this program continues to be available to customers through March 2021, utilization of these benefits has slowed to insignificant levels.

Approximately 27,000 of the loans on which we granted concessions qualified as TDRs as of December 31, 2020. See Note 2, "Loans Receivable and Revenue" of the Notes to the Consolidated Financial Statements for additional information.

For our communities, we have contributed over $700,000 to support local healthcare workers battling COVID-19 through financial support to Frontline Foods. In addition, our CURO volunteers have personally coordinated more than 30,000 meals to area hospitals in Wichita and Toronto.

Smaller Reporting Company

We qualify as an SRC as defined by the SEC, which allows us to report information about our business under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of our most recently completed second fiscal quarter. We met the definition of an SRC as of June 30, 2020. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of Item 8. Financial Statements and Supplementary Data for additional details of our SRC status and its impact on our Consolidated Financial Statements.

Other 2020 Developments

Credit Facilities

On April 8, 2020, we entered into the Non-Recourse U.S. SPV Facility to provide financing for U.S. Installment and Open-End receivables, including our participating interest in loans originated by a bank. The credit facility, which was initially entered into with a borrowing capacity of $100.0 million, was expanded in August 2020 to $200.0 million and is dependent upon the borrowing base of eligible collateral and certain other conditions, as described in Note 7, "Debt" of the Notes to the Consolidated Financial Statements. For recent developments related to our Senior Secured Notes, Non-Recourse Canada SPV facility and other capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

California Assembly Bill 539

On September 13, 2019, the California legislature passed Assembly Bill 539, which imposes an interest rate cap of 36%, plus the Federal Funds Rate (0.25% as of December 31, 2020), on all consumer loans between $2,500 and $10,000. The bill became effective on January 1, 2020. Revenue from California Installment loans, all of which significantly exceeded the new prospective rate cap, amounted to 8.0% of total revenue for the year ended December 31, 2020 compared to 12.2% for the year ended December 31, 2019. As a result, we stopped originating Installment products in California on January 1, 2020 and are exploring various products to serve consumers under the new rules. See "—Regulatory Environment and Compliance" in for additional details.

CFPB Rule on Small Dollar Lending

On July 7, 2020, the CFPB issued the 2019 Proposed Rule and rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule. However, the CFPB did not rescind or alter the payment provisions of the 2017 Final CFPB Rule. We cannot predict when the payment provisions of the 2017 Final CFPB Rule will come into effect, given that the rule is currently stayed as a result of an industry legal challenge. See "—Regulatory Environment and Compliance" below for additional details of the CFPB rulemaking initiatives related to small dollar lending.

Our Core Products and Services

Overview of Loan Product Revenue

The following charts depict the revenue contribution, including CSO fees, of the products and services that we currently offer:

We offer a broad range of consumer finance products, including Open-End, Unsecured Installment, Secured Installment and Single-Pay loans. We have tailored our products to fit our customers’ particular needs as they access and build credit. Our products are licensed and governed by enabling federal and state legislation in the U.S. and federal and provincial regulations in Canada. For additional details and information regarding recent regulatory developments, see "—Regulatory Environment and Compliance" below.

Open-End Loans

Open-End loans are a line of credit without a specified maturity date. Customers in good standing may draw against their line of credit, repay with minimum, partial or full payment and redraw as needed. We report and earn interest on the outstanding loan balances. Customers may prepay without penalty or fees. Typically, customers do not initially draw the full amount of their credit limits. We began to expand the Open-End product in both the U.S. and Canada in late 2017 and, in 2018, following regulatory changes impacting the Single-Pay product, we significantly expanded the product in Canada and continued to do so throughout 2020. Canada Open-End loans comprised 91.8%, 83.4%, and 75.3% of our total loans offered in Canada as of December 31, 2020, 2019 and 2018, respectively. In terms of consolidated revenue, Open-End loans comprised 29.4%, 21.5% and 13.6% of our consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Unsecured Installment Loans

Unsecured Installment loans are fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. Loans are originated and owned by us or third-party lenders pursuant to CSO and CAB statutes, which we collectively refer to as our CSO programs. For CSO programs, we arrange and guarantee the loans. Payments are due bi-weekly or monthly to best match the customer's payroll cycle. Customers may prepay without penalty or fees. Unsecured Installment loans comprised 40.0%, 46.5% and 50.1% of our consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

As further explained in "—Regulatory Environment and Compliance" below, to comply with AB 539 we stopped originating new Unsecured Installment loans in California on January 1, 2020. California Unsecured Installment loans comprised 30.2%, 39.9% and 37.3% of our Company-Owned Unsecured Installment loan revenue, or 13.9%, 19.1% and 17.6% of total Unsecured Installment loan revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

The impact of AB 539 and similar regulations, as well as the general slowdown in demand for Unsecured Installment loans as a result of COVID-19, is partially offset by the introduction and growth of our participation in Verge Credit Unsecured Installment loans originated by a bank in 2020. As of December 31, 2020, our participating interest in Verge Credit loans comprised 26.4% of total Company Owned Unsecured Installment loans.

Secured Installment Loans

Secured Installment loans are similar to Unsecured Installment loans except that they are secured by a clear vehicle title or security interest in the vehicle. These loans are originated and owned by us or by third-party lenders through our CSO programs. The customer receives the benefit of immediate cash and retains possession of the vehicle while the loan is outstanding. The loan requires periodic payments of principal and interest with a fixed payment amount due each period during the term of the loan. Payments are due bi-weekly or monthly to match the customer's payroll cycle. Customers may prepay without penalty or fees. Secured Installment loans comprised 9.3%, 9.7% and 10.6% of our consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

As further explained in "—Regulatory Environment and Compliance" below, to comply with AB 539 we stopped originating new Secured Installment loans in California on January 1, 2020. California Secured Installment loans comprised 25.6%, 34.4% and 38.0% of our Secured Installment loan revenue during the years ended December 31, 2020, 2019 and 2018, respectively.
Single-Pay Loans

Single-Pay loans are generally unsecured short-term, small-denomination loans whereby a customer receives cash in exchange for a post-dated personal check or a pre-authorized debit from the customer’s bank account. We defer deposit of the check or debiting of the customer’s bank account until the loan's due date, which typically falls on the customer’s next payroll date. Single-Pay loans comprised 14.2%, 16.8% and 21.0% of our consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Ancillary Products

We offer consumers a number of ancillary financial products, including check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services.

•Insurance Revenue: We earn revenue from the sale of credit protection insurance in the Canadian market, which is recognized ratably over the term of the loan. Credit protection insurance is available to consumers on Open-End and Installment products. For the years ended December 31, 2020, 2019 and 2018, insurance revenues were $35.6 million, $34.6 million and $18.3 million, respectively.

•Opt+: We had over 49,000 active Opt+ cards as of December 31, 2020, which included any card with a positive balance or transaction in the past 90 days. Opt+ customers have loaded over $2.8 billion to their cards since we started offering this product in 2011.

•Revolve Finance: Revolve Finance launched during the first quarter of 2019 and provides customers with a checking account solution that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. For the year ended December 31, 2020, our customers loaded $109.6 million on over 23,000 Revolve Finance cards.

Ancillary products comprised 7.0%, 5.5% and 4.8% of our consolidated revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

CSO Programs

Through our CSO programs, we act as a credit services organization/credit access business on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas and, until to May 2019, Ohio. As a CSO we earn revenue by charging the customer a CSO fee for arranging an unrelated third party to make a loan to that customer. We offer Unsecured Installment loans and Secured Installment loans with maximum terms of 180 days.

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

CSO fees are calculated based on the amount of the customer’s outstanding loan in compliance with applicable statute. We earn CSO fees ratably over the term of the loan as the customer makes payments. If a loan is paid off early, no additional CSO fees are due or collected. During the years ended December 31, 2020 and 2019, 60.7% and 58.2%, respectively, of Unsecured Installment loans, and 59.1% and 54.3%, respectively, of Secured Installment loans, originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable; instead, we include fees receivable in “Prepaid expenses and other” in our Consolidated Balance Sheets.

Geography and Channel Mix

For the years ended December 31, 2020, 2019 and 2018, approximately 75.4%, 80.0% and 81.6%, respectively, of our consolidated revenues were generated from services provided within the U.S. and approximately 24.6%, 20.0% and 18.4%, respectively, were generated from services provided within Canada. For each of the years ended December 31, 2020 and 2019, approximately 60.7% and 61.6%, respectively, of our long-lived assets were located within the U.S., and approximately 39.3% and 38.4%, respectively, were located within Canada. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our geographic segments.

Stores: As of December 31, 2020, we had 412 stores across 14 U.S. states and seven provinces in Canada, which included the following:

•210 U.S. locations: Texas (86), California (37), Nevada (19), Arizona (12), Tennessee (11), Kansas (10), Illinois (8), Alabama (7), Missouri (5), Louisiana (5), Colorado (3), Oregon (3), Washington (2) and Mississippi (2); and

•202 Canadian locations: Ontario (135), Alberta (27), British Columbia (24), Saskatchewan (6), Nova Scotia (5), Manitoba (4) and New Brunswick (1).

Online: We lend online in 34 states in the U.S. and five provinces in Canada. For the years ended December 31, 2020, 2019 and 2018, revenue generated through our online channel represented 49%, 46% and 42%, respectively, of consolidated revenue.

Below is an outline of the primary products we offered as of December 31, 2020:

	Open-End	Unsecured Installment (1) (2)	Secured Installment (1)	Single-Pay
Channel	Online and in-store: 8 U.S. states and Canada	Online and in-store: 26 U.S. states and Canada	Online and in-store: 7 U.S. states	Online and in-store: 11 U.S. states and Canada
Approximate Average Loan Size	$955	$676	$1,224	$320
Duration	Revolving/Open-Ended	Up to 60 months	Up to 24 months	Up to 62 days
Pricing	Daily interest rates ranging from 0.13% to 0.99%	15.9% average monthly interest rate (3)	13.3% average monthly interest rate (3)	Fees ranging from $13 to $25 per $100 borrowed
Gross combined loans receivable	$358.9 million	$145.6 million	$49.6 million	$43.8 million
(1) Includes CSO loans
(2) Includes Verge Credit, originated by a third-party bank
(3) Weighted average of the contractual interest rates for the portfolio as of December 31, 2020. Excludes CSO fees

Industry Overview

Through December 31, 2020, we operated in a segment of the financial services industry that provides lending products to non-prime consumers in need of convenient and flexible access to credit and other financial products. In the U.S. alone, according to a 2019 study by the Financial Health Network, these underserved consumers in our target market spent an estimated $189 billion in fees and interest in 2018 related to credit products similar to those we offer.

We believe our target consumers have a need for tailored financing products to cover essential expenses and episodic cash shortfalls. In 2020, as the COVID-19 pandemic began to impact much of the global economy, lower-income consumers in the U.S. continued to increase their spending despite being impacted the most of any income group by job losses. According to an October 2020 JPMorgan Chase Institute study, spending by the unemployed increased by 22% upon receipt of unemployment, which included additional stimulus payments by the U.S. government, and then declined 14% after the expiration of the stimulus.

During times of economic volatility, our target consumers periodically exhibit higher income volatility and require access to additional financing products. A study published in 2019 by JPMorgan Chase, which analyzed the transaction information of six million of its account holders between October 2012 and December 2018 in the U.S., found that the median volatility in month-to-month income, on average, was 36%. This study also determined that households need roughly six weeks of take-home liquid assets to weather a simultaneous income dip and expenditure spike, with 65% of U.S. households lacking a sufficient cash buffer to do so. We believe we can meet the needs of consumers, including during periods of economic volatility, through the thoughtful and responsible use of our proprietary credit decisioning model.

In catering to these customers, we compete against a wide variety of consumer finance providers, including online and branch-based consumer lenders, credit card companies, pawn shops, rent-to-own and other financial institutions that offer similar financial services. The Financial Health Network noted in its 2019 study that the compound annual growth rate from 2015 to 2018 in the U.S. for installment loans and loans originated by non-bank lenders, primarily through online channels, was 13.8% and 27.3%, respectively.

As discussed further in "—Regulatory Environment and Compliance", our industry is highly regulated at the federal, state and local levels in the U.S. and at the federal and provincial levels in Canada. In general, these regulations are designed to protect our consumers and the public, while providing guidelines for business operations. We believe our (i) experienced management team, (ii) proprietary industry technology, (iii) ability to successfully navigate previous regulatory changes, and (iv) flexibility to tailor our products or create new products to meet new regulatory guidelines will allow us to successfully manage future challenges and obstacles.

In addition to the broad trends impacting the consumer finance landscape, we believe we are well positioned to grow our market share as a result of several changes related to consumer preferences within our industry. Enhanced by the impacts of

COVID-19 during 2020, we believe that evolving consumer preferences, including increased use of mobile devices and overall adoption rates for technology are driving significant change in our industry that benefits CURO.

•Increasing adoption of online channels—Our experience, particularly in 2020 as COVID-19 forced a shift in consumer behavior to transact from home, is that customers prefer service across multiple channels or touch points. For the year ended December 31, 2020, our consolidated total revenue generated through online channels represented 48.5% of our total revenues for the year, compared to 45.6% for the year ended December 31, 2019.

•Increasing adoption of mobile devices—With the proliferation of improved smartphone service plans, many of our non-prime customers have moved to mobile devices for loan origination and servicing. According to a 2019 study by the Pew Research Center covering the U.S. and Canada, smartphone penetration among adults was 81% and 66%, respectively. Additionally, according to Statista, the smartphone penetration rate in the U.S., when compared to the total population, increased from 20.2% in 2010 to 72.2% in 2020, while in Canada, they project an increase in smartphone users of over 3 million people between 2018 and 2024. In 2012, less than 44% of our U.S. customers reached us via a mobile device, whereas in the fourth quarter of 2020, that percentage had grown to over 88%.

•Shifting preference towards Installment and Open-End loans—Given our experience in offering Installment and Open-End loan products since 2008, we believe that Single-Pay loans are becoming less popular or less suitable for a growing portion of our customers. Our customers generally have shown a preference for Installment and Open-End loan products, which typically have longer terms, lower periodic payments and a lower relative cost than Single-Pay products. Offering more flexible terms and lower payments also significantly expands our addressable market by broadening our products’ appeal to a larger proportion of consumers. For example, our Installment and Open-End loans increased from 58.8% of total Company-Owned loans at the beginning of 2015 to 92.1% at December 31, 2020, with growth in Canada Installment and Open-End loans from $50.0 million as of September 30, 2017 to $312.2 million as of December 31, 2020.

Our Strengths

We believe the following foundational competitive strengths differentiate us from our competitors:

•Differentiated, omni-channel platform—We believe we have the only fully-integrated store, online, mobile and contact center platform to support omni-channel customer engagement for non-prime customers in the U.S. and Canada. We offer a seamless “Call, Click or Come In” capability for customers to apply for loans, receive loan proceeds, make loan payments and otherwise manage their accounts, whether in store, online or over the phone. We believe the strength of our online platform during the COVID-19 pandemic in 2020 was advantageous as customers could easily utilize the channel during periods of peak outbreaks or resurgences. Our online customer transactions increased significantly relative to all types of transactions, which resulted in a similar increase in revenue from online transactions, relative to total revenue. Despite the increase in online traffic, our customers can utilize any of our three channels at any time and in any combination to obtain a loan, make a loan payment or manage their accounts. In addition, we have our “Site-to-Store” capability, for which customers that do not qualify for a loan online are directed to a store to complete a loan transaction. Our "Site-to-Store" program resulted in approximately 133,000 loans in the year ended December 31, 2020. These aspects of our platform enable us to source a larger number of customers, serve a broad range of customers and continue serving these customers for long periods of time.

•Recession-resilient business—In addition to channel diversification, we believe our business is adaptable to various economic cycles. Our customers require essential financial services and value timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies, which are not generally available to them. Changes to our products or processes are at times needed to suit the specifics of a particular economic downturn, such as the Customer Care Program we instituted in 2020 in response to the impact COVID-19 had on our customers. Our customers have historically shown a greater ability to manage credit throughout economic downturns compared to prime customers, as measured by the relative change in their delinquency and charge-off data during economic downturns. During 2020, as a result of various COVID-19 impacts such as cautious customer behavior, government stimulus programs, and our tightening of credit, demand for our products decreased relative to pre-COVID-19 levels while credit losses and delinquencies remained well below historical levels. Sequential growth in the last two quarters of 2020 outpaced the comparable quarters in 2019 as the outsized impacts of stimulus programs in the U.S. and Canada phased out.

•Compelling new products expand growth opportunities—We continue to maintain our current customer relationships and attract new customers through our consistently innovative approach to new products. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. During the fourth quarter of 2019, we partnered with a bank to launch an Unsecured Installment loan product, Verge Credit. We market and service loans and the bank licenses our proprietary credit decisioning for its loan scoring and approval. As of December 31, 2020, Verge Credit loans were offered in 17 states and we held $27.0 million in participating interest in these loans classified within loans receivable.

•Experienced management and flexible platform—We believe our management team is among the most experienced in the industry with over a century of collective experience and an average tenure with CURO of nearly nine years. Importantly, our management team has experience through various economic cycles, which we leveraged during the COVID-19 crisis in 2020. We also have deep personnel strength across key functional areas including compliance, IT, credit decisioning, marketing, legal and finance. Our leadership experience has allowed us the ability to transition quickly to changes in regulatory environment, economic cycles and customer preferences, as we did with our successful transition to Open-End in Canada starting in 2018; our launch of the Verge Credit brand in late 2019 and into 2020; and our ability to deploy capital efficiently as we did in late 2020 and early 2021, when we announced our significant return on investment in Katapult and our agreement to purchase Flexiti, respectively.

•Proprietary credit decisioning model—Curo, our leading analytics and information technology tools drives strong credit risk management. Curo is a bespoke, proprietary IT platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Our analytics team utilizes Curo to gather data and performance records for research and development purposes to assist in our continued development of new models. Curo is underpinned with 20 years of continually updated customer data proven profitable across credit cycles and comprising over 92 million loan records (as of December 31, 2020) used to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score” which drives our underwriting decision. This fully integrated IT platform enables us to make real-time, data-driven changes to our customer acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance.

•Sophisticated customer analytics—Our analytic tools and multi-faceted marketing strategy drives low customer acquisition costs. Our marketing strategy includes a combination of strategic direct mail, television advertisements and online and mobile-based digital campaigns, as well as strategic partnerships. Our Marketing, Risk and Credit Analytics team uses Curo to cross reference marketing spend, new customer account data and granular credit metrics to optimize our marketing budget across these channels in real time and to produce higher quality new loans.

In addition to these diversified marketing programs, our stores play a critical role in creating brand awareness and driving new customer acquisition.

•Attractive and stable markets—We have increased our diversification by product (such as Revolve and Verge Credit) and geography (such as Open-End in Canada), allowing us to serve a broader range of customers with a flexible product offering. As part of this effort, we have also developed and launched new brands and will continue to develop new brands with differentiated marketing messages. These initiatives have helped diversify our revenue streams by enabling us to appeal to a wider array of borrowers. In addition to product and geographic diversification, we acquired Ad Astra in January 2020, which was previously our exclusive provider of third-party collection services for the U.S. business. The acquisition brought all U.S. servicing and recovery in-house, drives operational and financial synergies to ensure all aspects of the recovery portfolio are coordinated, reduces operational redundancy and increases peak volume management, improves compliance synergies, and facilitates integrated and personalized credit risk management strategies and campaign management across the servicing and recovery lifecycle.

In addition to the strengths above, we believe the following core competencies are essential to succeed in this industry:

•Focus on customer experience—We focus on customer service and experience and have designed our stores, website and mobile application interfaces to appeal to our customers’ needs. We continue to augment our web and mobile app interfaces to enhance our “Call, Click or Come In” strategy, with a focus on adding functionality across all our channels. We invest considerable time and resources on web design and mobile optimization to ensure our websites are quick and responsive, and support the mobile phone brands and sizes that our customers use. Our stores are branded with distinct and recognizable signage, are conveniently located and typically are open seven days a week. Furthermore, we employ highly experienced store managers, which we believe are a critical component to driving customer retention while lowering acquisition costs and maximizing store-level margins. As of December 31, 2020, the average tenure of our U.S. and Canada store managers, district managers and regional directors was approximately 10 years, 13 years and 16 years, respectively.

•Strong compliance culture with centralized collections operations—We consistently engage in proactive and constructive dialogue with regulators in each of our jurisdictions and have made significant investments in best-practice automated tools for monitoring, training and compliance management systems, which are integrated into Curo. In addition to conducting semi-annual compliance audits, our in-house centralized collections strategy, supported by our proprietary back-end customer database and analytics team, drives an effective, compliant and highly scalable model.

•Demonstrated access to capital markets and diversified funding sources—We have raised over $2.4 billion of debt financing across 10 separate offerings and various credit facilities since 2010, most recently in April 2020. This aggregate amount includes $690.0 million of 8.25% Senior Secured Notes due 2025, a C$175.0 million Non-Recourse Canadian revolving facility due 2023 to support growth of multi‑pay products in Canada, and a $200 million Non-Recourse U.S. revolving facility due 2024. We also have U.S. and Canadian bank revolving credit facilities to supplement intra-period liquidity. We believe our access to the capital markets and diversified funding sources is an important significant differentiator, as certain competitors may have trouble accessing capital to fund their business models if credit markets tighten. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•History of growth and profitability—Throughout our operating history we have maintained strong profitability and growth. Between 2010 and 2020 we grew revenue, Adjusted EBITDA and Adjusted Net Income at a compound annual growth rate of 15.3%, 14.4% and 12.8%, respectively. For more information on non-GAAP measures, see Item 6. "Selected Financial Data—Supplemental Non-GAAP Financial Information." At the same time, we have significantly expanded our product offerings to better serve our growing and expanding customer base.

•Continuation of return of stockholder's capital—In 2019 and 2020, we initiated share repurchase programs and stock dividends to provide our stockholders with a return of capital. In 2019 and leading up to the onset of COVID-19 in early 2020, we maintained share repurchase programs resulting in over $50 million of shares bought back and held in treasury. In 2020, we instituted an annual $0.22 per share dividend, paid quarterly, which we renewed in 2021. Although we terminated the share repurchase in March 2020 due to COVID-19, we continued to pay dividends throughout 2020 out of quarterly profits.

Growth Strategy

We believe our diversification through brands, products, and geography provides positions us well for long-term growth. Our recent investments in Canada, Katapult and card products allows us to be a full-spectrum lender to meet our target customers' evolving credit demands.

•Full Spectrum Lending—In addition to growing our existing suite of loan products, we are focused on expanding the total number of customers that we serve through product, geographic and channel expansion. These efforts include expansion of our online channel, which proved helpful to our customers during the COVID-19 pandemic in 2020. However, we continue to invest in and introduce additional products to address our customers’ preference for longer-term products that allow for greater flexibility in managing their monthly payments.

Canada card products offers compelling new growth opportunities

In February 2021, we announced an agreement to acquire Flexiti, an emerging growth Canadian POS / BNPL provider. Flexiti is a growing FinTech company that provides POS financing and BNPL capabilities through an omni-channel platform to Canadian retailers. This acquisition positions us as a full-credit-spectrum lender in Canada and enhances our long-term growth trajectory, further diversifies our revenue mix by product and geography and helps to mitigate regulatory risk given Canada's historically stable regulatory environment. Upon closing of the acquisition, which we expect in the first quarter of 2021, we will reach consumers in Canada through all the ways in which they access credit directly both in-store and online by credit cards or at the POS. We believe that having these various consumer touch points provides us a significant competitive advantage as the ways in which consumers pay for things and borrow continues to evolve. Once integrated, the addition of Flexiti will be an important milestone for our continued value creation and positions CURO as a top three non-bank lender in Canada.

Canada direct lending contributing to future growth

Our investment in our Open-End product in Canada has been successful and provides an avenue for long-term growth. We expanded Open-End loan products under our LendDirect brand to include additional provinces and increased customer acquisition efforts in existing markets. We also accelerated our offering of Open-End products under our Canadian CashMoney brand. In late 2017 and 2018, we launched Open-End loans in Alberta and Ontario, respectively, with a significant increase in mid-2018 following regulatory changes impacting other products. In 2019, we began offering Open-End loans in British Columbia. Although our revenue in Canada was impacted by COVID-19 in 2020, our Open-End product there continued to generate strong revenue and loan growth through the year. Based on market trends in 2020, we estimate that the consumer credit opportunity for installment balances is approximately C$175 billion. We also believe these customers represent a highly fragmented market with low penetration by our industry which represents a growth opportunity for us.

We believe the historic stability in Canada's regulatory environment, historical performance by Canadian customers, and the continued demand by customers for a long-term and flexible product provide a growth opportunity over a longer horizon while diversifying (i) geographically, (ii) through product expansion, and (iii) through customer risk profiles, while helping to mitigate regulatory risk.
Katapult

We made our first investment in Katapult in 2017 and to date, our cumulative cash investments in Katapult is $27.5 million. In December 2020, Katapult and FinServ announced their intent to merge, which resulted in an implied pro forma enterprise value for the combined entity at nearly $1.0 billion at the time of announcement. Immediately prior to the announcement, we owned approximately 40% of Katapult on a fully diluted basis. Upon closing, the merger is expected to provide us a combination of cash and stock consideration between $425 million and $435 million. We expect Katapult will contribute to our long-term growth trajectory through both our ownership stake in the form of earnings and through cash we expect to receive, net of tax, upon closing of the Katapult and FinServ merger. We will retain an ownership stake in Katapult of at least 21% on a fully diluted basis.

Additional growth opportunities from recent investments

In the fourth quarter of 2019, we partnered with a bank to launch a bank-sponsored Unsecured Installment loan product, marketed as Verge Credit. We market and service loans on behalf of the bank and they license our proprietary credit decisioning for their scoring and approval and also originate the loans. In 2020, despite the onset and spread of COVID-19, Verge Credit loan balances grew to $27.0 million.

In the first quarter of 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection.

In the second quarter of 2017, we launched Avio Credit, an online U.S. product designed for individuals in the 600-675 FICO band. This product is structured as an Unsecured Installment loan with varying principal amounts and loan terms up to 48 months.

Open-End and Installment loans accounted for 78.8% of our consolidated revenue for the year ended December 31, 2020, up from 19% in 2010. We believe that the revenue growth for these products reflects our customers' preferences. We anticipate that these products will continue to account for a greater share of our revenue and provide us a competitive advantage versus other consumer lenders with narrower product focus - for example, legacy Single-Pay storefront lenders.

Investments in our processes and technology

•Continue to improve the customer journey and experience—We continuously seek to enhance our “Call, Click or Come In” customer experience and execution, with projects ranging from continuous upgrades of our web and mobile app interfaces to enhanced service features to payment optimization.

Increased focus on online channels—As COVID-19 has demonstrated, our attention to investment in online channels has proven to be a significant revenue driver. The pandemic enhanced customer transaction volume shift online, accelerating trends we previously observed. While customers may return to stores as the pandemic ceases, we expect online channel usage will expand over time.

•Continue to focus on our core capabilities—We believe that our ability to continue to be successful in developing and managing new products is based upon our capabilities in three key areas:

•Loan Underwriting: Installment and Open-End products are more affordable and useable for customers but require increasingly sophisticated underwriting and decisioning to optimize customer acquisition cost while balancing credit risk with approval rates. Our analytics platform combines data from over 92 million records (as of December 31, 2020), supplemented with predictive data from third-party reporting agencies.

•Collections and Customer Service: Installment and Open-End products have longer terms than Single-Pay loans. Longer duration drives the need for a more comprehensive collection and a credit-default servicing strategy that emphasizes curing a default and returning the customer to good standing. We utilize a centralized collection model that eliminates the need for our store personnel to contact customers to resolve a delinquency. We have also invested in building new contact centers in the U.S. and Canada, each of which utilizes sophisticated dialer technologies to help us contact our customers in a scalable, efficient manner. In an effort to streamline all our collection solutions, we purchased Ad Astra in January 2020, which was previously our exclusive provider of third-party collection services for owned and managed loans in the U.S that are in later-stage delinquency. The acquisition provided significant operational, financial and compliance synergies.

•Funding: The shift to larger balance loans with extended terms requires more substantial and more diversified funding sources. Given our deep and successful track record in accessing diverse sources of capital, we believe that we are well-positioned to support future new product transitions.

•Continue to bolster our core business through enhancement of our proprietary risk scoring models—We continuously refine and update our credit models to drive additional improvements in our performance metrics. By regularly updating our credit underwriting algorithms, we continue to enhance the value of each customer relationship through improved credit performance. By combining these underwriting improvements with data-driven marketing spend, we believe our optimization efforts will produce margin expansion and earnings growth.

•Monitor and appropriately increase approval rates to our applicants—Growth and optimization of customer acquisition spending depends on maintaining high approval rates balanced with credit risk management. We continually improve our scoring models to optimize a profitable balance of application approval rates and portfolio performance. We balance growth with our credit risk management in all economic cycles and are mindful as to when and how to tighten our credit approval process, such as our tightening during the COVID-19 crisis.

•Expand credit for our borrowers—Through extensive testing and proprietary underwriting, we have successfully increased credit limits for customers, enabling us to offer “the right loan to the right customer.” The favorable customer acceptance rates and credit performance have improved overall loan-vintage and portfolio performance. For the year ended December 31, 2020, our average loan amount for Unsecured and Secured Installment loans was $676 and $1,224, respectively, while our average loan balance outstanding for Open-End loans was $551 in the U.S. and $1,315 in Canada.

•Enhance our network of strategic affiliate marketing partnerships—Our strategic affiliate partnership network generates customer applicants that we can close using our diverse array of marketing channels. By further leveraging these existing networks and expanding the reach of our partnership platform to include new relationships, we can increase the number of overall successful leads we receive.

•Marketing Expansion—We reach our customers using a multi-channel approach, including addressable TV, text to apply and enhanced digital ads utilizing our site-to-store concept to stay ahead of the continually developing landscape of our customers' behavior and needs. These approaches are incorporated into our core marketing and sponsorships through certain major events, such as NASCAR auto racing, to expand our brand awareness.

Customers

Our customers require essential financial services and value timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies, which are not generally available to them. In the U.S., our customers generally earn between $15,000 and $85,000 annually. In Canada, our customers generally earn between C$15,000 and C$75,000 annually. Based on our experience, our target consumer utilizes the services provided by our industry for a variety of reasons, including that they often:

•have immediate need for cash between paychecks;
•have been rejected for traditional banking services;
•maintain insufficient account balances to make a bank account economically efficient;
•prefer and trust the simplicity, transparency and convenience of our products;
•need access to financial services outside of normal banking hours; and
•reject complicated fee structures in some bank products (e.g., credit cards and overdrafts).

Marketing

We use a multi-channel approach to attract new customers, with a variety of targeted and direct response strategies to build brand awareness and drive customer traffic in stores, online and to our contact centers. These strategies include direct-response spot television, radio campaigns, point-of-purchase materials, multi-listing and directory program for print and online yellow pages, local store marketing activities, prescreen direct mail campaigns, robust online marketing strategies and “send a friend” and word-of-mouth referrals from satisfied customers. We also utilize our unique capability to drive customers applying online to our store locations–a program we call “Site-to-Store.”

Information Systems

Curo is our proprietary IT platform and is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Curo is scalable and has been successfully implemented in the U.S. and Canada and is designed to support and monitor compliance with regulatory and other legal requirements. Our platform captures transactional history by store and by customer, which allows us to track loan originations, payments, defaults and payoffs, as well as historical collection activities on past-due accounts, all in a single data base. In addition, our stores perform automated daily cash reconciliation at each store and every bank account in the system. Curo enables us to make real-time, data-driven changes to our acquisition and risk models, which yields significant benefits in terms of customer acquisition costs and credit performance. Each of our stores and all of our customer service collections representatives have secure, real-time access to it.

Curo and its proprietary algorithms are used for every aspect of underwriting and scoring of our loan products. The customer application, approval, origination and funding processes differ by state, country and by channel. For in-store loans, the customer presents required documentation, including a recent pay stub or support for underlying bank account activity for in-person verification. For online loans, application data is verified with third-party data vendors, our proprietary algorithms and/or tech-enabled account verification. Our proprietary, highly scalable scoring system employs a champion/challenger process, whereby models compete to produce the most successful customer outcomes and profitable cohorts. Our algorithms use data relevancy and machine learning techniques to identify approximately 60 variables from a universe of approximately 11,600 that are the most predictive in terms of credit outcomes. The algorithms are continuously reviewed and refreshed and are focused on a number of factors related to disposable income, expense trends and cash flows, among other factors, for a given loan applicant. The predictability of our scoring models is driven by the combination of application data, purchased third-party data and our robust internal database of over 92 million records as of December 31, 2020 associated with loan information. These variables are then analyzed using a series of algorithms to produce a "Curo Score" that allows us to optimize lending decisions in a scalable manner.

Cybersecurity Management

We rely on information technology systems and networks in connection with many of our business activities. Many of these systems and networks are managed directly by us, while some are managed by third-party service providers and are not under our day-to-day control. However, we do have oversight of the services provided by third-party service providers. We frequently evaluate ourselves for appropriate business continuity and disaster recovery planning through the use of test scenarios and simulations. Our networks and systems are tested multiple times throughout the year by third-party security firms through penetration and vulnerability testing and our networks and systems are monitored by intrusion detection services as well as state-of-the-art network behavior analysis hardware and software. All systems have vulnerabilities mitigated through a robust patch management program that is reviewed annually. We employ a skilled IT workforce to implement our cybersecurity programs and to perform all security and compliance-related responsibilities in a timely manner. For risks associated with cybersecurity, see “Item 1A – Risk Factors.”

Collections

To enable store employees to focus primarily on customer service and to improve effectiveness and compliance management, we operate centralized collection facilities in the U.S. and Canada. Our collections personnel contact customers after a missed payment, primarily via phone calls, letters, text, push notifications and emails, and help the customer understand available payment arrangements or alternatives to satisfy the deficiency. We use a variety of collection strategies, including payment plans, settlements and adjustments to due dates. Collections teams are trained to apply different strategies and tools for the various stages of delinquency and also employ varying methodologies by product type.

We assign delinquent loan accounts in the U.S. to Ad Astra typically after 91 days without a scheduled payment. We acquired Ad Astra in January 2020, and its results are included in our Consolidated Financial Statements. Under our policy, the precise number of days past-due to trigger a collection-agency referral varies by state and product and requires, among other things, that proper notice be delivered to the customer prior to assignment. Once a loan meets the criteria set forth in the policy, it is automatically referred to Ad Astra for collection. We make changes to our policy periodically in response to various factors, including regulatory developments and market conditions. As delinquent accounts are paid, either directly to us or Ad Astra, Curo updates these accounts in real time. This ensures that collection activity will cease the moment a customer’s account is brought current or paid in full and considered in “good standing.” See Note 16, “Related Party Transactions" of the Notes to Consolidated Financial Statements for a description of our relationship with Ad Astra.

For the impact to our collections practices in 2020 as a result of COVID-19 and our institution of the Customer Care Program to aid our customers, refer to "–Company History and Overview—Impacts of COVID-19 in 2020 and Our Response."

Competition

We believe that the primary factors upon which we compete are:
•range of services and products;
•flexibility of product offering;
•convenience;
•reliability;
•fees;
•experienced management; and
•speed.

Our customers value service that is quick and convenient, lenders that can provide the most appropriate structure, loan terms that are fair and payments that are affordable. We face competition in all of our markets from other alternative financial services providers, banks, savings and loan institutions, short-term consumer lenders and other financial services entities. Generally, the landscape is characterized by a small number of large, national participants with a significant presence in markets across the country and a significant number of smaller localized operators. Our competitors in the alternative financial services industry include monoline operators (both public and private) specializing in short-term cash advances, multiline providers offering cash advance services in addition to check cashing and other services, and subprime specialty finance and consumer finance companies, as well as businesses conducting operations online and by phone.

Seasonality

Our lending business typically experiences the greatest demand during the third and fourth calendar quarters, with reduced demand in the first calendar quarter as a result of U.S. federal income tax refunds and credits. Typically, our cost of revenue for our loan products, which represents our provision for loan losses, is lowest as a percentage of revenue in the first quarter of each year due to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of the year. As a result, we experience seasonal fluctuations in our U.S. operating results and cash needs. Our lending business in Canada is less subject to seasonality than our U.S. lending business.

Human Capital Resources

As of December 31, 2020, we had approximately 3,900 employees, approximately 2,700 of whom work in our stores. In addition to our corporate headquarters in Wichita, Kansas, we have a FinTech office in Chicago, Illinois, which allows us to attract and retain talented IT development and data science professionals. None of our employees are unionized or covered by a collective bargaining agreement and we consider our employee relations to be good.

We believe that customer service is critical to our continued success and growth. As such, we have staffed each of our stores with a full-time Store Manager, Branch Manager or Manager, who runs the day-to-day operations of the store. The Manager is typically supported by two to three Senior Assistant Managers and/or Assistant Managers and three to eight full-time Customer Advocates. Customer Advocates conduct the POS activities and greet and interact with customers from a secured area behind expansive windows. We believe staff continuity is critical to our business. We believe that our pay rates are equal to or better than all of our major competitors and we regularly evaluate our benefit plans to maintain their competitiveness.

We are committed to the health and safety of every person who comes in our stores. During 2020, as a result of COVID-19, we implemented additional safety protocols to protect our frontline store employees, customers and our communities, including enhanced protocols regarding social distancing and routine store cleaning. We temporarily closed a number of stores for a limited amount of time for suspected or confirmed infections, which affected our total store volume. With pay supplements to support full-time employees working reduced hours and no furloughs or layoffs, we effectively maintained full employment in the U.S. and Canada during the year. For most of our contact center and corporate support employees, a remote-work policy was instituted and we are evaluating best practices and timelines for returning to the office. Our experienced teams adapted quickly to the changes and have managed our business successfully during this challenging time.

Regulatory Environment and Compliance

The alternative financial services industry is regulated at the federal, state and local levels in the U.S. and at the federal and provincial levels in Canada. Laws and regulations governing our loan products typically impose restrictions and requirements, such as those on:

•interest rates and fees;
•maximum loan amounts;
•the number of simultaneous or consecutive loans and required waiting periods between loans;
•loan extensions and refinancings;
•payment schedules (including maximum and minimum loan durations);
•required repayment plans for borrowers claiming inability to repay loans;
•disclosures;
•security for loans and payment mechanisms;
•licensing; and
•database reporting and loan utilization information.

We are also subject to laws and regulations relating to our other financial products, including those governing recording and reporting certain financial transactions, identifying and reporting suspicious activities and safeguarding the privacy of customers’ personal information. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Item 1A—Risk Factors.”

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified or reinterpreted. We work with regulatory authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that we believe are equitable to businesses and consumers alike, that facilitate competition thus lowering costs associated with financial products and services, and enable consumers to access responsible credit products that meet their needs.

Due to the evolving nature of laws and regulations, new or revised laws or regulations could adversely impact our current product offerings or alter the economic performance of our existing products and services. For example, the 2017 Final CFPB Rule will likely increase costs and lessen the effectiveness of our loan servicing and collections. In addition, the CFPB has issued its debt collection rule which will apply to the third-party collection activities of Ad Astra.

We cannot provide any assurances that additional federal, state, provincial or local laws or regulations will not be enacted in the future in any of the jurisdictions in which we operate. It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations or financial condition.

U.S. Regulations

U.S. Federal Regulations

The U.S. federal government and its agencies possess significant regulatory authority over consumer financial services and these laws and regulations have a significant impact on our operations.

Dodd-Frank. In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Title X of this legislation created the CFPB, which provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains “UDAAP” provisions, which declare unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and gives the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining, within constraints, unlawful acts and practices. In January, 2020, the CFPB issued a policy statement indicating how and when it will apply the abusive standard and seek monetary relief for abusive conduct. Additionally, the Federal Trade Commission Act prohibits “unfair” and “deceptive” acts and practices in connection with a trade or business and gives the Federal Trade Commission enforcement authority to prevent and redress violations of this prohibition.

2017 and 2020 Final CFPB Rules. Pursuant to its authority to adopt UDAAP rules, the CFPB, under its initial Director Richard Cordray, issued the 2017 Final CFPB Rule. The 2017 Final CFPB Rule contained both “mandatory underwriting” or “ability-to-repay” (“ATR”) provisions and payment restrictions. The mandatory underwriting provisions applied to short-term consumer loans (with terms of 45 days or less) and longer-term balloon payment loans (i.e., any payments more than twice the size of other payments). These provisions imposed rigid ATR requirements and verification requirements on the industry, subject to a limited exception for certain loans in a sequence starting with a loan limited to $500 and declining for each new loan in the sequence.

The repayment provisions apply to the foregoing loans and to longer-term loans with (a) annual percentage rates exceeding 36% and (b) lender access to the consumer’s account, whether by ACH, card payment, check or otherwise. The payment provisions generally prohibit lenders from seeking payment, without explicit reauthorization, when two consecutive payments have failed due to insufficient funds and also require a series of prescribed notices for initial payments, “unusual” payments (by amount, payment date or payment modality) and the triggering of limitations after two consecutive failed payments, and a consumer rights notice after two consecutive payment attempts have failed due to insufficient funds.

The 2017 Final CFPB Rule was originally scheduled to go into effect, in its entirety, by August 2019. However, before that time, then-Acting Director Mick Mulvaney announced that the CFPB would reconsider the mandatory underwriting provisions of the 2017 Final CFPB Rule and delay their effective date. Additionally, the Community Financial Services Association (the “CFSA”) and the Consumer Service Alliance of Texas, two industry trade groups, brought a lawsuit (the “Texas Lawsuit”) against the CFPB in a federal district court in Texas. The Texas Lawsuit challenged the entire 2017 Final CFPB Rule and resulted in a court-ordered stay of the Rule. In July 2020, the CFPB under then-Director Kathy Kraninger adopted a new rule (the “2020 Final CFPB Rule”) that rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule but left the payment provisions fully intact.

Subsequent to the adoption of the 2020 Final CFPB Rule, the plaintiffs in the Texas Lawsuit filed an amended complaint and a motion for a preliminary injunction against the remaining payment provisions of the 2017 Final CFPB Rule. They argue that the 2017 Final CFPB Rule is arbitrary and capricious (in particular, insofar as it fails to distinguish in its treatment between declined payment card transactions, which generally do not give rise to bank charges, and dishonored ACH payments and checks, which do) and also that it is invalid because it was adopted by a single Director (Richard Cordray), who was not at the time dischargeable without cause under the Dodd-Frank Act, an agency structure subsequently found to be unconstitutional by the Supreme Court. In December 2020, the parties to the Texas Lawsuit completed the briefing of cross motions for summary judgment.

Meanwhile, in October 2020, a community group, The National Association for Latino Community Asset Builders ("NALCAB"), filed a lawsuit against the CFPB in the federal district court for the District of Columbia (the “DC Lawsuit”). The DC Lawsuit seeks to overturn the 2020 Final CFPB Rule and reinstate the mandatory underwriting provisions of the 2017 Final CFPB Rule. The CFSA has intervened as a defendant in the case and the CFPB has filed a motion to dismiss the complaint for lack of standing, supported by the CFSA. The CFPB motion is primarily premised on the arguments that the NALCAB has failed to sufficiently allege injury to itself or its members and that any injuries are speculative. There has been no briefing on the merits.

We believe that complying with the mandatory underwriting provisions of the 2017 Final CFPB Rule would have been costly and would have had a material adverse effect on our business and results of operations, and would have significantly reduced the permitted borrowings by individual consumers. We cannot provide assurance that the CFPB and CFSA will prevail in the DC Lawsuit nor that Congress will not pass legislation and the CFPB will not adopt a rule that would have comparable (or worse) impact on us.

Likewise, we cannot provide assurance that the CFSA will prevail in the Texas Lawsuit. If it does not prevail in the district court or any ensuing appeal, either in whole or at least with respect to card transactions, the payment provisions would require significant modifications to our payment, customer notification and compliance systems and create delays in initiating automated collection attempts when payments we initiate are unsuccessful. These modifications would increase costs and reduce revenues, albeit to a far lesser extent than the mandatory underwriting provisions. Accordingly, unless the payment provisions are declared invalid in the Texas Lawsuit, they may have a material adverse effect on our results of operations.

For additional discussion of the potential impact of the 2017 Final CFPB Rule and 2020 Final CFPB Rule on us, see “Risk Factors—Risks Relating to Our Industry."

CFPB Debt Collection Rule. In May 2019, the CFPB published in the Federal Register a proposed debt collection rule to amend Regulation F which would apply to debt collectors that are subject to the Fair Debt Collection Practices Act ("FDCPA”), such as our Ad Astra subsidiary. The proposed rule addressed a variety of topics, including third-party debt collector communications, collection practices and collection disclosures. Among other things, the proposed rule announced new restrictions on collection-related communications with consumers, such as imposing a specific limit on the number of times a debt collector can place telephone calls to consumers each week, as well as a mandatory waiting period following a successful telephone communication with the consumer. The proposed rule also offered a series of new collection disclosures. In February 2020, the CFPB supplemented the proposed debt collection rule to amend Regulation F to prescribe federal rules governing disclosures when collecting time-barred debts and debts on behalf of deceased consumers.

On October 30, 2020, the CFPB issued the first part of its Final Debt Collection Practices (Regulation F) Rule (the “Debt Collection Rule”), which, among other things, addresses the use of various communication channels to collect debts, imposes new collection requirements and limitations and clarifies existing prohibitions on harassment or abuse, false or misleading representations and unfair debt collection practices under the FDCPA. On December 18, 2020, the CFPB issued the second part of its Final Debt Collection Practices (Regulation F) Rule, which addressed disclosures for consumers when attempting to collect a debt by a collector (e.g., the validation notice), and imposed requirements for furnishing information about a debt to consumer reporting agencies. The CFPB ultimately decided not to mandate any uniform time-barred debt disclosure as initially suggested in the May 2019 proposal but did set forth in the commentary to the Debt Collection Rule that disclosing the time-barred status of an account when collecting may be required to avoid a UDAAP violation. The full Debt Collection (Regulation F) Rule is effective November 30, 2021. Adoption of the Debt Collection Rule will require significant changes in Ad Astra’s collection practices to ensure compliance. Ad Astra is working to evolve its collection practices to align with the Debt Collection Rule and ensure compliance with the new requirements, available communication channels and address other aspects of the Debt Collection Rule.

CFPB Enforcement. In addition to Dodd-Frank's grant of rule-making authority to the CFPB, which resulted in the 2017 Final CFPB Rule and the CFPB Debt Collection Rule, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from approximately $6,000 per day for ordinary violations of federal consumer financial laws to approximately $30,000 per day for reckless violations and $1.2 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations promulgated thereunder, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the law, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

CFPB Supervision and Examination. Additionally, the CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine payday lenders, and has released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures. In the past, the CFPB has conducted supervisory and/or limited scope examinations of our business. Neither these examinations nor any Examination Reports had a material effect on our results of operations or financial condition.

In July 2020, we received a Prioritized Assessment Information Request of Short-Term, Small Dollar Loans for the purpose of determining what changes we made in response to COVID-19 challenges, as well as any associated risks to consumers. The scope of the higher-level inquiry covered the period March 1, 2020 through June 30, 2020. In January 2021, we received a closing letter from the CFPB concerning the Prioritized Assessment Information Request Letter stating that the CFPB does not need to receive any additional information or reporting. Similarly, in June 2020, Ad Astra received a Prioritized Assessment Information Request of Debt Collection for the purpose of determining what changes Ad Astra made in response to COVID-19 challenges, as well as any associated risks to consumers. The scope of this inquiry covered the period January 1, 2020 through May 31, 2020. In September 2020, Ad Astra received a closing letter from the CFPB concerning the Prioritized Assessment Information Request Letter stating that the CFPB does not need to receive any additional information or reporting.

The CFPB commenced its first examination of Ad Astra in October 2020, which covered the period from September 1, 2019 through August 31, 2020. The examination is ongoing and its purpose is to assess Ad Astra’s compliance management system and debt collection practices. While we do not expect that matters arising from this examination will have a material impact, Ad Astra has made in recent years and is continuing to make, certain enhancements to its compliance procedures and debt collection practices.

We cannot predict how current or future examinations or Examination Reports will impact us.

Possible Changes in Practices. While we do not expect that matters arising from our past CFPB examinations will have a material impact on us, we have made in recent years and are continuing to make, at least in part to meet the CFPB's expectations, certain enhancements to our compliance procedures and consumer disclosures. For example, even if the payment provisions of the Final 2017 CFPB Rule do not become effective, we are likely to make changes to our payment practices in a manner that will increase our costs and/or reduce our consolidated revenues.

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

Anti-Arbitration Rule. Under its authority to regulate pre-dispute arbitration provisions pursuant to Section 1028 of Dodd-Frank, in July 2017 the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses with class-action waivers in agreements for certain consumer financial products and services, including those applicable to us. Subsequently, Congress overturned this anti-arbitration rule. As a result, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization. However, Congress could potentially enact a law having a similar effect, which may be more likely than in the past now that Democrats have assumed control over both houses of Congress.

MLA. The Military Lending Act (the "MLA"), enacted in 2006, and amended on July 22, 2015, and implemented by the Department of Defense (the "DoD"), imposes a 36% cap on the “all-in” annual percentage rates charged on loans to active-duty members of the U.S. military, Reserves and National Guard and their dependents. Accordingly, we do not meet all the requirements in the law in order to make loans to borrowers protected by the MLA.

Enumerated Consumer Financial Services Laws, Telephone Consumer Protection Act ("TCPA") and CAN-SPAM. The Truth in Lending Act ("TILA") and Regulation Z require creditors to deliver disclosures to borrowers prior to consummation of both closed-end and open-end loans and, additionally for open-end credit products, periodic billing statements and change-in-terms notices. For closed-end loans, the lender must disclose the annual percentage rate, finance charge, amount financed, total of payments, payment schedule, late fees and any security interest. For open-end credit, the borrower must be provided with key information that includes annual percentage rates and balance computation methods, various fees and charges and any security interest.

Under the Equal Credit Opportunity Act ("ECOA") and Regulation B, we may not discriminate on various prohibited bases, including race, color, religion, national origin, sex, marital status or age (provided that the applicant has the capacity to enter into a binding contract); the fact that all or part of the applicant’s income is due to receipt of government benefits, or retirement or part-time income, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act, and we must also deliver notices specifying the basis for credit denials, as well as certain other notices.

The Fair Credit Reporting Act ("FCRA") regulates the use of consumer reports and reporting of information to credit reporting agencies. The FCRA limits the permissible uses of credit reports and requires us to provide notices to customers when we take adverse action or increase interest rates based on information obtained from third parties, including credit bureaus.

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

Additionally, we are subject to the TCPA, CAN-SPAM Act and regulations of the Federal Communications Commission, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has given rise to a spate of litigation nationwide.

We apply the FDCPA as a guide in conducting our first-party collection activities for delinquent loan accounts, and we are subject to applicable state collections laws as well. For our third-party collection activities by Ad Astra, we are required to comply with the FDCPA and applicable state collections laws.

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

Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmittal business without the appropriate state licenses, which we maintain. In addition, the USA PATRIOT Act of 2001 and its corresponding federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include: (i) internal policies, procedures and controls designed to identify and report money laundering; (ii) a designated compliance officer; (iii) an ongoing employee-training program; and (iv) an independent audit function to test the program. In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe four classes of reportable suspicious transactions: one or more related transactions that the money services business knows, suspects or has reason to suspect, (i) involve funds derived from illegal activity or are intended to hide or disguise such funds, (ii) are designed to evade the requirements of the BSA, (iii) appear to serve no business or lawful purpose, or (iv) involve the use of the money service business to facilitate criminal activity.

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

U.S. State and Local Regulations

Currently, we make loans in approximately 34 states in the U.S. pursuant to enabling legislation that specifically allows direct loans of the type that we make. In three other states, we make open-end loans pursuant to a contractual choice of Kansas law. In Texas, we operate under a CSO model, where we are paid by borrowers to facilitate loans from lenders unaffiliated with us.

Short-term consumer loans must comply with extensive laws of the states where our stores are located or, in the case of our online loans, where the borrower resides.

In the event of serious or systemic violations of state law by us or, in certain instances, our third-party service providers when acting on our behalf, we would be subject to a variety of regulatory and private sanctions. These could include license suspension or revocation (not necessarily limited to the state or product to which the violation relates); orders or injunctive relief, including orders providing for rescission or reformation of transactions or other affirmative relief; and monetary relief. Depending upon the nature and scope of any violation and/or the state in question, monetary relief could include restitution, damages, fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and, in some cases, principal as well. Thus, violations of these laws could potentially have a material adverse effect on our results of operations or financial condition. For more information regarding the regulations applicable to our business and the risks to which they subject us, see the section entitled “Item 1A—Risk Factors.”

Recent and Potential Future Changes in the Law: During the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending.

In California, the Governor signed Assembly Bill 539 in October 2019, and the law became effective on January 1, 2020. AB 539 imposes an annual interest rate cap of 36% plus the Federal Funds Rate (0.25% as of December 31, 2020) on all consumer loans between $2,500 and $10,000. Our California Installment loans produced 8.0% of our total consolidated revenue from continuing operations for the year ended December 31, 2020. As of December 31, 2020, gross loans receivable on California Unsecured and Secured Installment loans amounted to $23.6 million and $13.7 million, respectively. We continue to evaluate alternatives available to service customers in the California market. There can be no assurance that we will be able to implement a strategy to replace our California Installment loans at rates above 36%, or if we do, that we will be able to avoid or surmount any legal attacks on any such strategy. We have launched a test California installment loan at rates in compliance with the new restrictions. At this point, it is too early to determine if these new lower rate installment loans will be sustainable or profitable. Refer to “Item 1A—Risk Factors” for additional information regarding the impact of this law to our business.

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

Texas CSO Lending: The CSO model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as an arranger for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and, for our online services and services in some storefronts, also licensed as a CAB. Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

Nearly 50 Texas cities, including Austin, Dallas, San Antonio and Houston, have passed substantially similar local ordinances addressing products offered by CABs. These local ordinances place restrictions on the amounts that can be loaned to customers and the terms under which the loans can be repaid. As of December 31, 2020, we operated 68 stores in Texas cities with local ordinances. We have been cited by the City of Austin for alleged violations of the Austin ordinance but believe that: (i) the ordinance conflicts with Texas state law, and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. However, in September 2017, the Travis County Court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits have not been scheduled. Accordingly, we do not expect to have a final trial-court determination on the lawfulness of our CAB program under the Austin ordinance (and similar ordinances in other Texas cities) for some time (much less a decision no longer subject to appeal). An adverse final decision could potentially result in material monetary liability in Austin and possibly other cities and would force us to restructure the loans we arrange in Texas.

California Privacy Rights Act: In 2018, the California Consumer Privacy Act (“CCPA”) was passed into law, effective January 1, 2020. CCPA broadens consumer rights with respect to personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information, and a right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. A ballot initiative passed November 2020 entitled California Privacy Rights Act (“CPRA”) mirrors many concepts from the European General Data Protection Regulation, which becomes effective January 1, 2023 but contains a look back provision to January 1, 2022. This initiative expands consumer rights such as a right to correct inaccurate information, restricts ability to share information, establishes an independent enforcement agency, and requires data minimization and publication requirements related thereto. The CPRA tolls the exemption of the original CCPA legislation to employee and business-to-business data, except as to notice requirements, until the effective date. The Attorney General is instructed to provide substantial regulations by July 1, 2022. We anticipate this having a further impact on our business leading up to the effective date of January 1, 2023 as we work to become compliant with the net new provisions while awaiting the regulations. We anticipate that states and possibly the federal government will adopt laws similar to the CPRA in the future. While it is too early to know the full impact, these developments could increase costs or otherwise adversely affect our business.

In the case of De La Torre v. CashCall, Inc., in 2017, the Ninth Circuit U.S. Court of Appeals certified the following question to the California Supreme Court: “Can a 96% interest rate on consumer loans of $2500 or more governed by California Finance Code § 22303, render the loans unconscionable under California Finance Code § 22302?” In August of 2018, the California Supreme Court decided that the interest rate on a consumer loan of $2,500 or more can render the loans unconscionable under Cal. Fin. Code § 22303. However, the Court did not address whether the loans in question were in fact unconscionable. The Court stressed that in order to find that an interest rate is unconscionable, courts must conduct an individual analysis of whether "under the circumstances of the case, taking into account the bargaining process and prevailing market conditions" a "particular rate was 'overly harsh,' 'unduly oppressive,' or 'so one-sided as to shock the conscience.'" This analysis is "highly dependent on context" and "flexible," according to the Court. The Court warned that lower courts should be wary of and must avoid remedies that amount to an "across-the-board imposition of a cap on interest rates."

Subsequent to the California Supreme Court’s decision in De La Torre, on August 31, 2018, a class action lawsuit was filed against Speedy Cash in the Southern District of California. The complaint alleges that Speedy Cash charges unconscionable interest rates, in violation of consumer protection statutes, and seeks restitution and public injunctive relief. Speedy Cash filed a motion to compel arbitration and stay proceedings on October 30, 2018. The District Court denied the motion. Speedy Cash filed an appeal of the order with the Ninth Circuit Court of Appeals and the District Court agreed to stay the proceedings in the trial court until June 1, 2020.

During the course of the appeal, a California statute took effect as of January 1, 2020 that prohibits finance lenders from issuing loans between $2,500 and $10,000 with charges over 36% calculated as an annual simple interest rate (plus the prior month’s Federal Funds Rate).

On June 9, 2020, the Ninth Circuit Court of Appeals entered a memorandum vacating and remanding the District Court’s opinion, and directing the Court to consider what effect, if any, California Financial Code § 22304.5(a) has on its analysis. On October 16, 2020 a hearing was held on Speedy Cash’s motion to compel arbitration. The Court ultimately issued an order denying Speedy Cash’s motion on November 20, 2020. Because the District Court did not restrict its analysis to the limited purpose of considering what effect, if any, California Financial Code § 22304.5(a) had on its analysis, as directed by the remand by the Ninth Circuit Court of Appeals, Speedy Cash filed an appeal and motion to stay proceedings. On February 16, 2021, the District Court issued an order granting Speedy Cash's motion to stay proceedings in the trial court, pending the resolution of the appeal with the Ninth Circuit Court of Appeals.

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

Nova Scotia

In September 2018, Nova Scotia completed its triennial review process of borrowing rates. In November 2018, the Utility and Review Board announced its decision to reduce the maximum cost of borrowing from C$22 per C$100 to C$19 per C$100, effective February 1, 2019. The remaining recommendations of the Review Board, mainly an extended payment plan offering, may be considered by the regulator. Cash Money operated five retail store locations as of December 31, 2020 and has an internet presence in Nova Scotia.

British Columbia

Effective September 1, 2018, the British Columbia Ministry of Public Safety and Solicitor General (the "Ministry") reduced the total cost of borrowing to C$15 per C$100 lent. On May 16, 2019, Parliament Bill 7 titled “Business Practices and Consumer Protection Amendment Act, 2019" became law, which allows the Ministry to (i) define a high cost credit product and (ii) require licensing and consumer protection oversight. It also authorizes the Ministry to prescribe regulations regarding high cost credit products, including a cooling off period between loans, cost/optional services disclosure requirements, and prohibition of concurrent loan products. It is too early to predict the outcome of the regulations setting process and its impact on our operations.

As of December 31, 2020, we operated 24 of our 202 Canadian stores and conducted online lending in British Columbia. Revenues in British Columbia were approximately 9.7% of our Canadian revenues and 2.4% of total consolidated revenues for the year ended December 31, 2020.

Ontario

In April 2017, Bill 59 titled “Putting Consumers First Act (the “PCF Act”), which proposed additional consumer protection measures, received Royal Assent. A majority of the Single-Pay-loan-related provisions in the PCF Act were subject to a further regulatory process.

In December 2017, the Ministry announced the new regulations with respect to payday loans. Most notably, the Ministry detailed two new regulations effective July 1, 2018: (i) a requirement to make the third loan originated by the same customer within 63 days repayable in two or three installments, depending on the customer’s pay frequency, and; (ii) a requirement for the loan amount not to exceed 50% of the customer’s net pay in the month prior to the loan. Additionally, in the December 2017 announcement, the Ministry confirmed a decrease in the maximum cost of borrowing from C$18 per C$100 lent to C$15 per C$100 lent, and capped NSF fees at C$25.

As of December 31, 2020, we operated 135 of our 202 Canadian stores and conducted online lending in Ontario. Revenues in Ontario were approximately 67.2% of our Canadian revenues and 16.6% of total consolidated revenues for the year ended December 31, 2020.

On March 16, 2021, Ontario will hold a roundtable to consider proposals for regulation of alternative financial services other than Single-Pay loans.

Alberta

Alberta passed Bill 15 titled “An Act to End Predatory Lending,” which, among other things, included (for loans in scope) a reduction in the maximum cost of borrowing from C$23 to C$15 per C$100 lent (effective August 2016) and a requirement that all loans be repaid in installments (effective November 30, 2016). For customers paid semi-monthly, bi-weekly or on a more frequent basis, at least three installment payments would be required. For customers paid on a monthly basis, at least two installment payments would be required. All covered loan terms must be no less than 42 days and no greater than 62 days, with no penalty for early repayment. Additionally, the Bill included a provision for a reduction in the cost of borrowing to 60% APR when alternative options for credit exist and are being utilized by a sufficient number of individuals. As a result of these regulatory changes, we introduced an Installment product during 2016 and, by the end of 2017, offered only Installment and Open-End products.

On December 15, 2017, a bill titled “A Better Deal for Consumers and Businesses Act,” which covered a number of industries including high-cost credit businesses and was intended to provide the government with the authority to promulgate certain regulations to further ensure consumer protection received Royal Assent. Effective January 1, 2019, a high-cost credit regime went into effect, which resulted in additional regulations being passed setting out a regime for such products, including installment loans with an APR of 32% or more and lines of credit with an annual interest rate of 32% or more. Among other things, high-cost lenders are required to hold a license and to provide additional disclosures to borrowers.

As of December 31, 2020, we operated 27 of our 202 Canadian stores and conducted online lending in Alberta. Revenues in Alberta were approximately 16.9% of our Canadian revenues and 4.2% of total consolidated revenues for the year ended December 31, 2020.

Manitoba

In January 2016, the Province of Manitoba announced a Public Utilities Board ("PUB") hearing to specifically review and consider a reduction in the rate from C$17 per C$100 lent to C$15 per C$100 lent and a reduction in the maximum amount borrowers can loan from 30% of net pay to 25% of net pay. In June 2016, the PUB issued its report to the government recommending that these proposed changes not be made. It is unknown if and when the government may adopt the recommendations of the PUB, however, legislation has been introduced which, if passed, would repeal the provisions for the PUB to review and make recommendations about the cost of credit for payday loans, as well as the maximum fees for cashing government checks. Such matters would instead be set by regulation. As of December 31, 2020, we operated four stores in Manitoba.

Saskatchewan

Effective February 2018, Saskatchewan amended its Payday Loan Regulations to provide that the maximum rate that may be charged to a borrower be reduced from C$23 per C$100 lent to C$17, and the maximum fee for a dishonored check be reduced from C$50 to C$25. As of December 31, 2020, we operated six stores in Saskatchewan.

Installment and Open-End loans are subject to the Criminal Code annual interest rate cap of 60%. Providers of these types of loans are also subject to provincial legislation that requires lenders to provide certain disclosures, prohibits the charging of certain default fees and extends certain rights to borrowers, such as prepayment rights. Alberta and Manitoba have enacted legislation that specifically regulates high-cost credit grantors, which define a high-cost credit product, and require licensing and additional consumer protection oversight. Similar legislation has been proposed, but is not yet in force, in British Columbia.

In addition, in Ontario, the PCF Act provides the Ontario Ministry with the authority to impose additional restrictions on lenders which offer installment loans, subject to a regulatory process, including: (i) requiring a lender to take into account certain factors with respect to the borrower before entering into a credit agreement with that borrower; (ii) capping the amount of credit that may be extended; (iii) prohibiting a lender from initiating contact with a borrower for the purpose of offering to refinance a loan; and (iv) capping the amount of certain fees that do not form part of the cost of borrowing. In July 2017, the Ministry of Government and Consumer Services issued a consultation document requesting feedback on questions regarding a new regime for high-cost credit and limits on optional services, such as optional insurance. The proposed high-cost credit regime would apply to loans with an annual interest rate that exceeds 35%. The Ministry summary accompanying the consultation document stated that a further consultation paper would be issued in the fall of 2017 on those matters and that the Ministry expected that regulation would be enacted in early 2019.

In January 2021, the Ontario government launched a subsequent consultation on the regulation of high-cost credit. The consultation proposals include defining high-cost credit to include loans with an annual interest rate that exceeds the Bank of Canada Bank Rate plus 25%, and additional licensing, borrower protections and fees that could be charged in connection with any loan that would fall under the definition of high-cost credit. The consultation will close in March 2021. It is too early to predict the outcome of the consultation process and its impact on our operations.

Other Federal Matters

In Canada, the federal government generally does not regulate check cashing businesses, except in respect of federally regulated financial institutions (and other than the Criminal Code of Canada provisions noted above in respect of charging or receiving in excess of 60% annual interest rate on the credit advanced in respect of the fee for a check cashing transaction), nor do most provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Quebec, where check cashing stores are not permitted to charge a fee to cash a government check; and Manitoba, British Columbia and Ontario, where the province imposes a maximum fee to be charged to cash a government check. The province of Saskatchewan also regulates the check cashing business but only in respect of provincially regulated loan, trust and financing corporations. Cash Money does not operate in the province of Quebec.

Available Information

Information about us, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters of our standing committee is available at our website at www.curo.com. Printed copies of the documents listed above are available upon request, without charter, by writing to us at 3527 North Ridge Road, Wichita, Kansas 67205, Attention: Investor Relations.

We also make available on or through our website at www.ir.curo.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (along with certain other Company filings with the SEC) as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC. These materials are also accessible on the SEC's website at www.sec.gov.

ITEM 1A.     RISK FACTORS
Our operations and financial results are subject to many risks and uncertainties that could adversely affect our business, results of operations, financial condition or share price. While we believe we discuss below the key risk factors affecting our business, there may be additional risks and uncertainties not currently known or that we currently deem to be immaterial that may adversely affect our business, results of operations, financial condition or share price. You should carefully consider the risk factors.

Risks Relating to Our Business

If our allowance for loan losses is not adequate to absorb our actual losses, this could have a material adverse effect on our results of operations or financial condition.

Our customers may fail to repay their loans in full. We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See Note 1, “Summary of Significant Accounting Policies and Nature of Operations” of the Notes to Consolidated Financial Statements for factors we consider in estimating the allowance for loan losses. We also maintain a liability for estimated incurred losses on loans funded by third-party lenders under our CSO programs, which we guarantee. As of December 31, 2020, our aggregate allowance for loan losses and liability for losses associated with the guaranty for loans not in default (including loans funded by third-party lenders under our CSO programs) was $93.4 million. This reserve is an estimate. Actual losses are difficult to forecast, especially if losses stem from factors that we have not experienced historically, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. As a result, our allowance for loan losses may not be sufficient to cover incurred losses or comparable to that of traditional banks subject to regulatory oversight. If actual losses are greater than our reserve and allowance, this could have a material adverse effect on our results of operations or financial condition.

Because of the non-prime nature of our customers, we have experienced a high rate of NCOs as a percentage of revenues and it is essential that we price loans appropriately. We rely on our proprietary credit and fraud scoring models to forecast loss rates. If we are unable to effectively forecast loss rates, it will negatively and materially impact our operating results.

Because of the non-prime nature of our customers, we have much higher charge-off rates than traditional lenders. Accordingly, it is essential that we price our products appropriately to account for these credit risks. In deciding whether to extend credit, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which are an empirically derived suite of statistical models built using third-party data, customer data and our historical credit experience. If we do not regularly enhance our scoring models to ensure optimal performance, our models may become less effective. If we are unable to rebuild our scoring models or if they do not perform as expected, our products could experience increasing defaults, higher customer acquisition costs, or both.

If our scoring models fail to adequately predict the creditworthiness of customers, or if they fail to assess prospective customers’ ability to repay loans, or other components of our credit decision process fails, higher than forecasted losses may result. Similarly, if our scoring models overprice our products, we could lose customers. Factors such as COVID-19 impact our customers' ability to repay loans, and government programs focused on the pandemic, such as stimulus programs, can further add volatility to loan balances, repayments and profitability. Furthermore, if we are unable to access third-party data, or access to such data is limited or cost prohibitive, our ability to accurately evaluate potential customers will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender (where applicable), may experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations or financial condition

Additionally, if any of the models or tools used to underwrite loans contain errors in development or validation, such loans may result in higher delinquencies and losses. Moreover, if future performance of customer loans differs from past experience, delinquency rates and losses could increase, all which could have a material adverse effect on our business, prospects, results of operations or financial condition. An inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and have a material adverse effect on our business, prospects, results of operations or financial condition.

Changes in the demand for our products and specialty financial services or our failure to adapt to such changes could have a material adverse effect on our business, prospects, results of operations or financial condition.

The demand for a product or service may change due to many factors such as regulatory restrictions that reduce customer access to products, the availability of competing products, reduction in our marketing spend, macroeconomic changes or changes in customers’ financial conditions among others. If we do not adapt to a significant change in customers’ demand for, or access to, our products or services, our revenue could decrease significantly. Even if we make adaptations or introduce new products or services, customer demand could decrease if the adaptations make them less attractive or less available, all of which could have a material adverse effect on our business, prospects, results of operations or financial condition.

If we are unable to manage growth effectively, our results of operations or financial condition may be materially adversely affected.

We may not be able to successfully grow our business. Failure to grow the business and generate sufficient levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates disciplined growth in Canada and the U.S., increasing the market share of our online operations, selectively expanding our offering of installment loans and potential expansion in other international markets, is subject to significant risks. The profitability of our operations and any future growth depends upon many factors, including our ability to appropriately price our products, manage credit risk, respond to regulatory and legislative changes, obtain and maintain financing, hire, train and retain qualified employees, obtain and maintain required permits and licenses and other factors, some of which are beyond our control, such as changes in regulation and legislation. As a result, our profitability and cash flows could suffer if we do not successfully implement our growth strategy.

We may not achieve the expected benefits of newly-acquired business, including Flexiti, and any acquisition could disrupt our business plans or operations.

From time-to-time, we may purchase other businesses that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. The success of any acquisition depends upon our ability to effectively integrate the management, operations and technology of the acquired business into our existing management, operations and technology platforms. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired businesses into our organization in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations or financial condition. The integration process could involve loss of key employees, disruption of ongoing businesses, incurrence of tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies. As a result, our ability to maintain relationships with customers, employees or other third-parties or our ability to achieve the anticipated benefits of acquisitions could be adversely affected and harm our financial performance.
In that regard, we may not be able to successfully integrate Flexiti or otherwise realize the expected benefits of the acquisition, including anticipated annual operating costs and capital synergies, and the combined business could underperform relative to our expectations.

Our substantial indebtedness could materially impact our business, results of operations or financial condition.

We have significant debt. The amount of our indebtedness could have significant effects on our business, including:

•making it more difficult to satisfy our financial obligations;
•inhibiting our ability to obtain additional financing for operational and strategic purposes;
•requiring the use of a substantial portion of our cash flow from operations to pay interest on our debt, which reduces funds available for other operational and strategic purposes;
•putting us at a competitive disadvantage compared to our competitors that may have proportionately less debt;
•restricting our ability to pay dividends; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

For instance, our ability to offer our current products or services or the financial performance of these products and services could be negatively impacted by regulatory changes, which could inhibit our ability to comply with the terms of our debt.

If our cash flows and capital resources are insufficient to fund our debt obligations, or if we confront regulatory uncertainty or challenges in debt capital markets, we may not be able to refinance our indebtedness prior to maturity on favorable terms, or at all. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest or other debt capital expense. A refinancing could also require us to comply with more onerous covenants on our business operations. If we are unable to refinance our indebtedness prior to maturity we will be required to pursue alternative measures that could include restructuring our current indebtedness, selling all or a portion of our business or assets, seeking additional capital, reducing or delaying capital expenditures, or taking other steps to address obligations under the terms of our indebtedness.

Our ability to meet our debt obligations depends on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we cannot control or predict. Our business may not generate sufficient cash flow from operations and we may not realize our anticipated growth in revenue and cash flow, either of which could result in being unable to repay indebtedness, or to fund other liquidity needs. If we do not have enough capital resources, we may need to refinance all or part of our debt, sell assets or borrow more funds, which we may not be able to do on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

In preparing our financial statements, including implementing accounting principles, financial reporting requirements or tax rules or tax positions, we use our judgment and that judgment encompasses many risks.

We prepare our financial statements in accordance with U.S. GAAP and its interpretations are subject to change. If new rules or interpretations of existing rules require us to change our accounting, financial reporting or tax positions, our results of operations or financial condition could be materially adversely affected, and we could be required to restate financial statements. Preparing financial statements requires management to make estimates and assumptions, including those impacting allowances for loan losses, goodwill and intangibles and accruals related to self-insurance and CSO guarantee liability. These affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenue and expenses. In addition, management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. As a result, our assumptions and provisions may not be sufficient to cover actual losses. If actual losses are greater than our assumptions and provisions, our results of operations or financial condition could be adversely affected.

Further, FASB issued new guidance that will require us to adopt the current expected credit loss (“CECL”) model to evaluate impairment of loans. The CECL approach, effective for us by January 1, 2023, requires evaluation of credit impairment based on an estimate of life of loan losses as opposed to credit impairment based on incurred losses. If we misinterpret, or make inaccurate assumptions under, the new guidance, our results of operations or financial condition could be adversely affected.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.

If we do not have sufficient funds from our operations, excess cash or debt agreements, we will be required to rely on banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access debt capital markets to finance growth. Efficient access to such markets, which could be critical for us, may be restricted due to many factors, including deterioration of our earnings, cash flows, balance sheet quality, overall business or industry prospects, adverse regulatory changes, disruption to or deterioration in capital markets or a negative bias toward our industry by consumers. Disruptions and volatility in capital markets may cause banks and other credit providers to restrict availability of new credit. We may also have more limited access to commercial bank lending than other businesses due to the negative bias toward our industry. If adequate funds are not available, or are not available at favorable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of strategic opportunities or respond to competitive challenges, all of which could negatively impact our ability to achieve our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could have a material adverse effect on our business relationships with such third parties.

Adverse economic conditions, including those resulting from weather-related events or other natural disasters, man-made events or health emergencies, could have an adverse impact on our business or the economy and could cause demand for our loan products to decline or make it more difficult for our customers to make payments on our loans and increase our default rates, which could adversely affect our results of operations or financial condition.

We operate stores across the U.S. and Canada and derive the majority of our revenue from consumer lending. Macroeconomic conditions, such as employment, personal income and consumer sentiment, may influence demand for our products. Additionally, weather-related events, power losses, telecommunication failures, terrorist attacks, acts of war, widespread health emergencies, and similar events, may significantly impact our customers’ ability to repay their loans and cause other negative impacts on our business. These conditions may result in us changing the way we operate our business, including tightening credit, waiving certain fees and granting concessions to customers.

Our underwriting standards require our customers to have a steady source of income. Therefore, if unemployment increases among our customer base, the number of loans we originate may decline and defaults could increase. If consumers become more pessimistic regarding the economic outlook and spend less and save more, demand for consumer loans may decline. Accordingly, poor economic conditions could have a material adverse effect on our results of operations or financial condition.

In addition, a widespread health emergency, such as COVID-19, and perceptions regarding its impact may continue to negatively affect the North American and global economy, travel, employment levels, employee productivity, demand for and repayment of our loan products and other macroeconomic activities, which could adversely affect our business, results of operations or financial condition. Given the dynamic nature of the pandemic, however, the extent to which it may impact our results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Failure to comply with debt collection regulations, or failure of our third-party collection agency to comply with debt collection regulations, could subject us to fines and other liabilities, which could harm our reputation and business.

In January 2020, we acquired Ad Astra, our exclusive provider of third-party collection services for U.S. operations. Both federal and state law regulate debt collection communication and activities. Regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. Regulatory changes could make it more difficult for us and any collections agencies we may use to effectively collect on the loans we originate.

In 2016, the CFPB issued the 2016 CFPB Outline intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA. The 2016 CFPB Outline would apply to the attempts of our third-party collection agency to collect debt originated by other lenders, including under our CSO programs. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. On October 30, 2020, the CFPB issued the first part of its Final Debt Collection Practices (Regulation F) Rule which addressed, among other things, communications in connection with debt collection and prohibitions on harassment or abuse, false or misleading representations, and unfair debt collection practices. See "Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Debt Collection Rule." Adoption of the Regulation F Rule will require significant changes in Ad Astra’s collection and we are not able to give any assurance that the effect of these new rules will not have a material impact on our results of operations or financial condition.

Goodwill comprises a significant portion of our assets. We assess goodwill for impairment at least annually. If we recognize an impairment, it could have a material adverse effect on our results of operations or financial condition.

We assess goodwill for impairment on an annual basis at the reporting unit level. We assess goodwill between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Our impairment reviews require extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions could produce significantly different results. We may be required to recognize impairment of goodwill based on future events or circumstances. A material impairment of goodwill could adversely affect our results of operations or financial condition. Due to the current economic environment and the uncertainties that future economic consequences will have on our reporting units, we cannot be sure that our estimates and assumptions made for purposes of our annual goodwill impairment test will be accurate predictions of the future. If our assumptions regarding forecasted revenues or margins for our reporting units are not achieved, we may be required to record goodwill impairment losses in the future. We cannot determine if any such future impairment will occur, and if it does occur, whether such charge would be material.

Our lending business is somewhat seasonal which causes our revenues to fluctuate and could have a material adverse effect on our ability to service our debt obligations.

Our U.S. business typically experiences reduced demand in the first quarter as a result of customers’ receipt of tax refund checks. Demand for our U.S. lending services is generally greatest during the third and fourth quarters. This seasonality requires us to manage our cash flows during the year. If a governmental authority pursued economic stimulus actions or issued additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations or financial condition during those periods. If our revenues fall substantially below expectations during certain periods, our annual results and our ability to service our debt obligations could be materially adversely affected.

Our debt agreements contain covenants which may restrict our flexibility to operate our business. If we do not comply with these covenants, our failure could have a material adverse effect on our results of operations or financial condition.

Our debt agreements contain customary covenants, including limitations on indebtedness, liens, investments, subsidiary investments and asset dispositions, and require us to maintain certain leverage and interest coverage ratios. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could reduce our liquidity and have a material adverse effect on our operating results and financial condition. In addition, an event of default under one of our debt agreements may result in all of our outstanding debt to become immediately due and payable.

In addition, our SPV facilities contain default, delinquency and net spread ratio limits and our U.S. SPV facility contains a cash collection percentage limit on the receivables pledged to each facility. If we exceed these limits, our ability to draw under these facilities could be impacted. Further, if we exceed ratios, we may be required to redirect all excess cash to the lenders.

Failure to comply with debt covenants could have a material adverse effect on our liquidity, results of operation or financial condition if we are unable to access capital when we need it or if we are required to reduce our outstanding indebtedness.

Because we depend on third-party lenders to provide cash needed to fund our loans, an inability to affordably access third-party financing could have a material adverse effect on our business.

Our principal sources of liquidity to fund our customer loans are cash provided by operations, funds from third-party lenders under CSO programs, and our SPV facilities. We may not be able to secure additional operating capital from third-party lenders or refinance our existing credit facilities on reasonable terms or at all. As the volume of loans that we make to customers increases, we may have to expand our borrowing capacity on our existing SPV facilities or add new sources of capital. If the underlying collateral does not perform as expected, our access to the SPV facilities could be reduced or eliminated. The availability of these financing sources depends on many factors, some of which we cannot control. In the event of a sudden shortage of funds in the banking system or capital markets, we may not be able to maintain necessary levels of funding without incurring high funding costs, suffering a reduction in the term of funding instruments, or having to liquidate certain assets. If our cost of borrowing increases or we are unable to arrange new methods of financing on favorable terms, we may have to curtail our origination of loans, which could have a material adverse effect on our results of operations or financial condition.

We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our proprietary technology, including Curo, our IT platform, which we use for pricing and underwriting loans. We seek to protect our intellectual property with non-disclosure agreements with third parties and employees and through standard measures to protect trade secrets. We also implement cybersecurity policies and procedures to prevent unauthorized access to our systems and technology. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. We do not have agreements with all of our employees requiring them to assign to us proprietary rights to technology developed in the scope of employment. Additionally, while we have registered trademarks and pending applications for trademark registration(s), we do not own any patents or copyrights with respect to our intellectual property.

If a competitor learns our trade secrets (especially with regard to our marketing and risk management capabilities), if a third-party reverse engineers or otherwise uses our proprietary technology, or if an employee makes commercial use of the technology they develop for us, our business will be harmed. Pursuing a claim against a third-party or employee for infringement would be costly and our efforts may not be successful. If we are unable to protect our intellectual property, our competitors would have an advantage over us.

If a third party cannot provide us products, services or support, it could disrupt our operations or reduce our revenue.

Some of our lending activity depends on support we receive from third parties, including lenders who make loans to our customers under CSO programs and other third parties that provide services to facilitate lending, loan underwriting and payment processing. We also use third parties to support and maintain certain of our communication and information systems. If our relationship with any of these third parties end and we are unable to replace them or if they do not maintain quality and consistency in their services, we could lose customers which would substantially decrease our revenue and earnings.

In Texas, we rely on third-party lenders to conduct business. Regulatory actions can materially and adversely affect our third-party product offerings.

In Texas, we currently operate as a CSO or a CAB, arranging for unrelated third-parties to make loans to our customers. There are a limited number of third-party lenders that make these types of loans and there is significant demand and competition for the business of these companies. These third parties rely on borrowed funds to make consumer loans. If they lose their ability to make loans or become unwilling to make loans to us and we cannot find another lender, we would be unable to continue offering loans in Texas as a CSO or CAB, which would adversely affect our results of operations or financial condition.

Our core operations are dependent upon maintaining relationships with banks and other third-party electronic payment solutions providers. Any inability to manage cash movements through the banking system or the Automated Clearing House (“ACH”) system would materially impact our business.

We maintain relationships with commercial banks and third-party payment processors who provide a variety of treasury management services including depository accounts, transaction processing, merchant card processing, cash management and ACH processing. We rely on commercial banks to receive and clear deposits, provide cash for our store locations, perform wire transfers and ACH transactions and process debit card transactions. We rely on the ACH system to deposit loan proceeds into customer accounts and to electronically withdraw authorized payments from those accounts. It has been reported that U.S. federal regulators have taken or threatened actions, commonly referred to as “Operation Choke Point,” intended to discourage banks and other financial services providers from providing access to banking and third-party payment processing services to lenders in our industry. Additionally, legislation called the "Fair Access to Financial Services Act of 2020" has not yet been enacted and implemented. We can give no assurances that actions akin to Operation Choke Point will not intensify or resume, or that the effect of such actions against banks and/or third-party payment processors will not pose a threat to our ability to maintain relationships with commercial banks and third-party payment processors. The failure or inability of retail banks and/or payment providers to continue to provide services to us could adversely affect our operations.

Improper disclosure of customer personal data could result in liability and harm our reputation. Our costs could increase as we seek to minimize or respond to cybersecurity risks and security breaches.

We store and process large amounts of personally identifiable information, including sensitive customer information. While, we believe that we maintain adequate policies and procedures, including antivirus and malware software and access controls, and use appropriate safeguards to protect against attacks, it is possible that our security controls over personal data and our employee training may not prevent improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

We are subject to cybersecurity risks and security breaches which could result in the unauthorized disclosure or appropriation of customer data. We may not be able to anticipate or implement effective preventive measures against these types of breaches, especially because the techniques change frequently or are not recognized until launched. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Actual or anticipated attacks and risks may increase our expenses, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Our protective measures also could fail to prevent a cyber-attack and the resulting disclosure or appropriation of customer data. A significant data breach could harm our reputation, diminish customer confidence and subject us to significant legal claims, any of which may have a material adverse effect on us.

A successful penetration of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide personal information, including bank account information when applying for loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information. The technology we use to protect transaction data may be compromised due to advances in computer capabilities, new discoveries in cryptography or other developments. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or unauthorized release of consumers’ personal information, could damage our reputation and expose us to litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenues.

In addition, federal and some state regulators have implemented, or are considering implementing, rules and standards to address cybersecurity risks and many U.S. states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.

Risks Relating to Our Industry

The CFPB authority over U.S. consumer lending could have a significant impact on our U.S. business.

The CFPB regulates U.S. consumer financial products and services, including consumer loans offered by us. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services.

The CFPB has examined our lending products, services and practices, and we expect the CFPB will continue to examine us. CFPB examiners have the authority to inspect our books and records and probe our business practices, and its examination includes review of marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of us or other parties, we could be required to change our products, services or practices, or we could be subject to monetary penalties, which could materially adversely affect us.

The CFPB also has broad authority to prohibit unfair, deceptive or abusive acts or practices and to investigate and penalize financial institutions. In addition to assessing financial penalties, the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission or reformation of contracts). Also, if a company has violated Title X of the Dodd-Frank Act or related CFPB regulations, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations. If the CFPB or state attorneys general or state regulators believe that we have violated any laws or regulations, they could exercise their enforcement powers which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The CFPB's Final Payday Rule, if implemented in its current form, could negatively affect our U.S. consumer lending business.

On July 7, 2020, the CFPB issued the 2020 Final Rule, which rescinded part of the 2017 Final CFPB Payday Rule requiring enhanced underwriting and an "ability-to-repay" analysis; but kept intact the payment provisions around debiting consumer accounts. The 2017 Final CFPB Payday Rule is currently stayed as a result of an industry legal challenge and the effective date of the payment provisions is unknown. In light of this industry challenge, we cannot predict when it will ultimately go into effect or quantify its potential effect on us. If the payment provisions of the 2017 Final CFPB Payday Rule become effective in the current form, we will need to make changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to make all of these changes successfully, the payment provisions of the 2017 Final CFPB Payday Rule could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows. Refer to Business—Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Rules."

Following the Seila Law Supreme Court decision, President Biden requested and received the CFPB director's resignation and replaced her with an Acting Director. President Biden's nomination for the CFPB's next director (once confirmed by the Senate, which is anticipated) is expected to enhance the CFPB's supervisory and enforcement regime.

Our industry is highly regulated. Existing and new laws and regulations could have a material adverse effect on our results of operations or financial condition and failure to comply with these laws and regulations could subject us to various fines, civil penalties and other relief.

In the U.S. and Canada, our business is subject to a variety of statutes and regulations enacted at the federal, state, provincial and municipal levels. Accordingly, regulatory requirements, and the actions we must take to comply with regulations, vary considerably by jurisdiction. Managing this complex regulatory environment requires considerable compliance efforts. It is costly to operate in this environment, and it is possible that those costs will increase materially over time. This complexity also increases the risks that we will fail to comply with regulations which could have a material adverse effect on our results of operations or financial condition. These regulations affect our business in many ways, and include regulations relating to:

•the terms of loans (such as interest rates, fees, durations, repayment terms, maximum loan amounts, renewals and extensions and repayment plans), the number and frequency of loans and reporting and use of state-wide databases;
•underwriting requirements;
•collection and servicing activity, including initiation of payments from consumer accounts;
•the establishment and operation of CSOs or CABs;
•licensing, reporting and document retention;
•unfair, deceptive and abusive acts and practices and discrimination;
•disclosures, notices, advertising and marketing;
•loans to members of the military and their dependents;
•requirements governing electronic payments, transactions, signatures and disclosures;
•check cashing;
•money transmission;
•currency and suspicious activity recording and reporting;
•privacy and use of personally identifiable information and consumer data, including credit reports;
•anti-money laundering and counter-terrorist financing;
•posting of fees and charges; and
•repossession practices in certain jurisdictions where we operate as a title lender.

These regulations affect the entire life cycle of our customer relationships and compliance with the regulations affects our loan volume, revenues, delinquencies and other aspects of our business, including our results of operations. We expect that regulation of our industry will continue and that laws and regulations currently proposed, or other future laws and regulations, will be enacted and will adversely affect our pricing, product mix, compliance costs or other business activities in a way that is detrimental to our results of operations or financial condition.

In recent years, California, Ohio and Virginia adopted lending laws that had a significant adverse impact on our business. For a description of these significant impacts, see Item 1, “Business—Regulatory Environment and Compliance—U.S. Regulations—

U.S. State and Local Regulations—Recent and Potential Future Changes in the Law” for additional details. We may not be able to implement a strategy to replace our products in these states, or, if we do, that those replacement products will be free from legal attack. Failing to successfully manage product transitions would have a material adverse effect on our results of operations or financial condition.

Several municipalities have passed laws that regulate aspects of our business, such as zoning and occupancy regulations to limit consumer lending storefronts. Similarly, nearly 50 Texas municipalities have enacted ordinances that regulate products offered under our CAB programs, including loan sizes and repayment terms. The Texas ordinances have forced us to make substantial changes to the loan products we offer and have resulted in litigation initiated by the City of Austin challenging the terms of our modified loan products. See Item 1, "Business—Regulatory Environment and Compliance—U.S. Regulations—State" and Note 8, “Commitments and Contingencies.” If additional local laws are passed that affect our business, this could materially restrict our business operations, increase our compliance costs or increase the risks associated with our regulatory environment.

There are a range of penalties that governmental entities could impose if we fail to comply with the various laws and regulations that apply to us, including:

•ordering corrective actions, including changes to compliance systems, product terms and other business operations;
•imposing fines or other monetary penalties, which could be substantial;
•ordering restitution, damages or other amounts to customers, including multiples of the amounts charged;
•requiring disgorgement of revenues or profits from certain activities;
•imposing cease and desist orders, including orders requiring affirmative relief, targeting specific business activities;
•subjecting our operations to monitoring or additional regulatory examinations during a remediation period;
•revoking licenses required to operate in particular jurisdictions; and/or
•ordering the closure of one or more stores.

Accordingly, if we fail to comply with applicable laws and regulations, it could have a material adverse effect on our results of operations or financial condition.

Litigation, including class actions, and administrative proceedings against us or our industry could have a material adverse effect on our results of operations, cash flows or financial condition.

We have been the subject of administrative proceedings and lawsuits, as well as class actions, in the past, and may be involved in future proceedings, lawsuits or other claims. See Item 1, "Business—Regulatory Environment and Compliance—U.S. Regulations—U.S. and State" and Note 8, “Commitments and Contingencies” for a description of material litigation. Other companies in our industry have also been subject to litigation, class action lawsuits and administrative proceedings regarding the offering of consumer loans and the resolution of those matters could adversely affect our business. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought.

We may incur significant expenses associated with the defense or settlement of lawsuits. The adverse resolution of legal or regulatory proceedings could force us to refund fees and interest collected, refund the principal amount of advances, pay damages or monetary penalties or modify or terminate our operations in particular jurisdictions. The defense of such legal proceedings, even if successful, is expensive and requires significant time and attention from our management. Settlement of proceedings may also result in significant cash payouts, foregoing future revenues and modifications to our operations. Additionally, an adverse judgment or settlement could result in the termination, non-renewal, suspension or denial of a license required for us to do business in a particular jurisdiction (or multiple jurisdictions). A sufficiently serious violation of law in one jurisdiction or with respect to one product could have adverse licensing consequences in other jurisdictions and/or with respect to other products. Thus, legal and enforcement proceedings could have a material adverse effect on our business, future results of operations, financial condition or our ability to service our debt obligations.

Judicial decisions or new legislation could potentially render our arbitration agreements unenforceable.

We include arbitration provisions in our customer loan agreements. Arbitration provisions require that disputes with be resolved through individual arbitration rather than in court. Thus, our arbitration provisions, if enforced, have the effect of shielding us from class action liability. The effectiveness of arbitration provisions depends on whether courts will enforce these provisions. A number of courts, including the California and Nevada Supreme Courts, have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. If our arbitration provisions are found to be unenforceable, our costs to litigate and settle customer disputes could increase and we could face class action lawsuits, with a potential material adverse effect on our results of operations or financial condition.

The profitability of our bank-originated products could be adversely affected by the originating lenders.

We do not originate nor control the pricing or functionality of Unsecured Installment loans originated by a bank. We have an agreement with a third party bank that has licensed our technology and underwriting services and makes all key decisions regarding the underwriting, product features and pricing. We generate revenues from this product through marketing and technology licensing fees, as well as through our participating interest. If the bank changed its pricing, underwriting or marketing of the installment loan product in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. If our relationship with the bank ended, we may not be able to find another suitable bank and new arrangements, if any, may result in significantly increased costs to us. Any inability to find another bank would adversely affect our ability to continue to facilitate the bank-originated Unsecured Installment product, which in turn could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risk Factor Relating to our Investment in Katapult

Our operating results may be adversely affected by our investment in Katapult.

As of December 31, 2020, we own approximately 47.7% of Katapult, excluding unexercised options, or approximately 40% on a fully diluted basis. We apply the equity method of accounting to certain shares of common stock and interests that qualify as in-substance common stock. We recognize our share of Katapult's income or losses on a two-month lag related to the equity method investment. For the other Katapult shares we currently own, we use the historical cost minus impairment approach to account for the investment, which we remeasure upon (i) the indication of an impairment for (ii) the existence of an observable price change in an orderly transaction for the identical or similar security.

In December 2020, we announced that we were in a position to benefit from Katapult's announced definitive merger agreement with FinServ. The announcement resulted in a material increase in our stock price. If the proposed merger is not completed or if the benefits we expect to realize from a completed merger fail to meet our expectations based on the market value of FSRV shares, the market price of our common stock may decrease materially and may prevent you from being able to sell your shares at or above the price you paid for them.

Remeasurement of either (i) shares accounted for using the historical cost minus impairment approach prior to the occurrence of the merger or (ii) retained shares after the merger accounted for at fair value could cause additional volatility to our results of operations and may negatively affect our results. Additionally, we cannot provide assurance that our investment will (i) increase or maintain its value, or (ii) that we will not incur losses from the holding of such investments.

We did not recognize an impairment or fair value adjustment during the year ended December 31, 2020.

General Risk Factors

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results which would cause our stock price to decline.

We may provide guidance about our business and future operating results. In developing this guidance, we make certain assumptions and judgments about our future performance, which are difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. The assumptions used or judgments applied to our operations to project future operating and financial results may be inaccurate and could result in a material reduction in the price of our common stock, which we have experienced in the past. Our business results may also vary significantly from our guidance or our analyst’s consensus due to a number of factors which are outside of our control and which could adversely affect our operations and financial results. Furthermore, if we make downward revisions of previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock could decline.

The market price of our common stock may be volatile.

The stock market is highly volatile. As a result, the market price and trading volume for our stock may also be highly volatile, and investors may experience a decrease in the value of their shares, which may be unrelated to our operating performance or prospects. Factors that could cause the market price of our common stock to fluctuate significantly include:

•our operating and financial performance and prospects and the performance of competitors;
•our quarterly or annual earnings or those of competitors;

•conditions that impact demand for our products and services;
•our ability to accurately forecast our financial results;
•changes in earnings estimates or recommendations by securities or research analysts who track our common stock;
•market and industry perception of our level of success in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws and regulations;
•changes in accounting standards, policies, guidance, interpretations or principles;
•arrival or departure of members of senior management or other key personnel;
•the number of shares that are publicly traded;
•sales of common stock by us, our investors or members of our management team;
•unfavorable or misleading information published by securities or industry analysts;
•factors affecting the industry in which we operate, including competition, innovation, regulation and the economy; and
•changes in general market, economic and political conditions, including those resulting from natural disasters, health emergencies (such as COVID-19), telecommunications failures, cyber-attacks, civil unrest, acts of war, terrorist attacks or other catastrophic events.

Any of these factors may result in large and sudden changes in the trading volume and market price of our common stock and may prevent you from being able to sell your shares at or above the price you paid for them. Following periods of volatility, stockholders may file securities class action lawsuits. Securities class action lawsuits are costly to defend and divert management’s attention and, if adversely determined, could involve substantial damages that may not be covered by insurance.

The original founders of the company ("Founders") own a significant percentage of our outstanding common stock and their interests may conflict with ours or yours in the future.

At December 31, 2020, the Founders owned 48% of our outstanding common stock and each is a member of our Board of Directors. Accordingly, the Founders collectively can exert control over many aspects of our company, including the election of directors. The Founders interests may not in all cases be aligned with your interests.

Provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Certain provisions in our governing documents could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to your interests. Among other things, these provisions:
•permit our Board of Directors to set the number of directors and fill vacancies and newly-created directorships;
•authorize “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•provide that our Board of Directors is authorized to amend or repeal any provision of our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•require that actions to be taken by our stockholders be taken only at an annual or special meeting of our stockholders, and not by written consent; and
•establish certain limitations on convening special stockholder meetings.

These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers or investors aiming to effect changes in management to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any proposal. However, such anti-takeover provisions could also depress the price of our common stock by acting to delay or prevent a change in control.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The choice of forum provision in our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes with stockholders. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage many types of lawsuits.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

As of December 31, 2020, we leased 210 stores in the U.S. and 202 stores in Canada. We lease our principal executive offices, which are located in Wichita, Kansas, a FinTech office in Chicago, Illinois, administrative offices in Canada and centralized collections facilities in the U.S. and Canada. See Note 12, "Leases" of the Notes to Consolidated Financial Statements for additional information on our operating leases with real estate entities that are related to us through common ownership.

ITEM 3.         LEGAL PROCEEDINGS
See Note 8, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for a summary of our legal proceedings and claims.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our common stock is the NYSE and our shares of common stock are listed under the symbol "CURO."

As of March 3, 2021, there were approximately 120 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares may be held through brokerage accounts and clearing agencies.

Our Board of Directors approved a quarterly dividend program in 2020 for $0.055 per share ($0.22 annualized). Our Board of Directors has discretion to determine whether to pay dividends in the future based on a variety of factors, including our earnings, cash flow generation, financial condition, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. In January 2021, the Board of Directors approved a similar dividend program for 2021.

In December 2020, the Company repurchased a total of 155,153 shares at an average price of $8.44 due to the net-share-settlement of employee tax arrangements under our stock-based compensation plans. See Note 11, "Share-Based Compensation" of the Notes to Consolidated Financial Statements for additional details on our stock-based compensation plans. There were no shares purchased under publicly announced plans or programs during the three months ended December 31, 2020.

ITEM 6.         SELECTED FINANCIAL DATA

This summary should be read in conjunction with our audited Consolidated Financial Statements and related Notes included in Item 8 of this 2020 Form 10-K. Additional information about the non-GAAP financial measures used below can be found in "—Supplemental Non-GAAP Financial Information."

On February 25, 2019, we placed our U.K. operations into administration, which resulted in treatment of the U.K. segment as discontinued operations for all periods presented below. Refer to Note 22, "Discontinued Operations" of Item 8. Financial Statements and Supplementary Data for additional details.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Statement of Operations Data:
Revenue	$ 847,396	$ 1,141,797	$ 1,045,073	$ 924,137	$ 794,876
Gross Margin	308,359	378,616	325,470	335,165	282,967
Net income from continuing operations	74,448	103,898	16,459	60,609	75,644
Adjusted Net Income	74,328	130,059	92,346	86,839	75,611
Basic Earnings per Share from continuing operations	$ 1.82	$ 2.33	$ 0.36	$ 1.58	$ 2.00
Diluted Earnings per Share from continuing operations	$ 1.77	$ 2.26	$ 0.34	$ 1.54	$ 1.95
Adjusted Diluted Earnings per Share	$ 1.77	$ 2.83	$ 1.93	$ 2.21	$ 1.95
EBITDA	170,550	230,848	120,837	203,137	199,644
Adjusted EBITDA	187,363	261,132	219,823	234,744	196,509
Gross Margin Percentage	36.4%	33.2%	31.1%	36.3%	35.6%
Basic Weighted Average Shares	40,886	44,685	45,815	38,351	37,908
Diluted Weighted Average Shares	42,091	45,974	47,965	39,277	38,803
Selected Balance Sheet Data:
Gross Loans Receivable	$ 553,722	$ 665,828	$ 571,531	$ 413,247	$ 273,203
Less: allowance for loan losses	(86,162)	(106,835)	(73,997)	(64,127)	(36,889)
Loans receivable, net	$ 467,560	$ 558,993	$ 497,534	$ 349,120	$ 236,314
Total assets of continuing operations	$ 1,182,986	$ 1,081,895	$ 884,756	$ 802,089	$ 727,440
Debt	819,661	790,544	804,140	706,225	477,136

Reconciliation of Net income from continuing operations and Diluted Earnings per Share from continuing operations to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures (in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income from continuing operations	$ 74,448	$ 103,898	$ 16,459	$ 60,609	$ 75,644
Adjustments:
Loss (gain) on extinguishment of debt (1)	—	—	93,830	12,458	(6,991)
Legal and other costs (2)	5,662	4,795	(289)	4,311	2,624
U.K. related costs (3)	—	8,844	—	—	—
Transaction-related costs (4)	—	—	—	5,573	329
(Income) loss from equity method investment (5)	(4,546)	6,295	—	—	—
Share-based compensation (6)	12,910	10,323	8,210	10,446	1,148
Intangible asset amortization	2,951	2,884	2,750	2,475	3,486
Canada GST adjustment (7)	2,160	—	—	—	—
Income tax valuations (8)	(3,472)	—	—	—	—
Impact of tax law changes (9)	(11,251)	—	(1,610)	4,635	—
Cumulative tax effect of adjustments (10)	(4,534)	(6,980)	(27,004)	(13,668)	(629)
Adjusted Net Income	$ 74,328	$ 130,059	$ 92,346	$ 86,839	$ 75,611

Net income from continuing operations	$ 74,448	$ 103,898	$ 16,459	$ 60,609	$ 75,644
Diluted Weighted Average Shares Outstanding (11)	42,091	45,974	47,965	39,277	38,803
Diluted Earnings per Share from continuing operations (11)	$ 1.77	$ 2.26	$ 0.34	$ 1.54	$ 1.95
Per Share impact of adjustments to Net Income (11)	—	0.57	1.59	0.67	—
Adjusted Diluted Earnings per Share (11)	$ 1.77	$ 2.83	$ 1.93	$ 2.21	$ 1.95
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below.

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income from continuing operations	$ 74,448	$ 103,898	$ 16,459	$ 60,609	$ 75,644
Provision for income taxes	5,895	38,557	1,659	41,647	41,616
Interest expense	72,709	69,763	84,382	82,696	64,361
Depreciation and amortization	17,498	18,630	18,337	18,185	18,023
EBITDA	170,550	230,848	120,837	203,137	199,644
Loss (gain) on extinguishment of debt (1)	—	—	90,569	12,458	(6,991)
Legal and other costs (2)	5,662	4,795	(289)	4,311	2,624
U.K. related costs (3)	—	8,844	—	—	—
Transaction-related costs (4)	—	—	—	5,573	329
(Income) loss from equity method investment (5)	(4,546)	6,295	—	—	—
Share-based compensation (6)	12,910	10,323	8,210	10,446	1,148
Canada GST (7)	2,160	—	—	—	—
Other adjustments (12)	627	27	496	(1,181)	(245)
Adjusted EBITDA	$ 187,363	$ 261,132	$ 219,823	$ 234,744	$ 196,509
Adjusted EBITDA Margin	22.1%	22.9%	21.0%	25.4%	24.7%

Description of adjustments for Adjusted Net Income and Adjusted EBITDA are detailed below:

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

(2)
Legal and other costs for the following years ended December 31, 2020 include:

2020: (i) costs for certain litigation and related matters of $2.4 million, (ii) legal and advisory costs related to the Katapult and Flexiti transactions of $2.7 million, and (iii) severance costs for certain corporate employees of $0.5 million.

2019: (i) costs related to certain securities litigation and related matters of $2.5 million, (ii) legal and advisory costs of $0.3 million related to the repurchase of shares from FFL, (iii) $1.8 million due to eliminating 121 positions in North America in the first quarter, and (iv) $0.3 million of legal and advisory costs related to the purchase of Ad Astra.

2018: (i) a $1.8 million reduction of the liability related to our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans, (ii) a securities class action lawsuit and (iii) settlement of certain matters in California and Canada.

2017: (i) $2.3 million for the settlement of the Harrison, et al v. Principal Investment, Inc. et al., and (ii) $2.0 million for our offer to reimburse certain bank overdraft or non-sufficient funds fees because of possible borrower confusion about certain electronic payments we initiated on their loans.

2016: (i) $2.6 million related to the elimination of certain corporate positions in our Canadian headquarters and (ii) the costs incurred related to the closure of six underperforming stores in Texas.

(3)	U.K. related costs of $8.8 million for the year ended December 31, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $1.2 million for other costs.
(4)	Transaction-related costs for the year ended December 31, 2017 include expenses related to our IPO on December 7, 2017, expenses related to the issuance of $135.0 million additional Senior Secured Notes due 2022 in the fourth quarter of 2017 and the original issuance of $470.0 million of Senior Secured Notes due 2022 in the first quarter of 2017.
(5)
The income from equity method investment for the year ended December 31, 2020 of $4.5 million includes our share of the estimated U.S. GAAP net income of Katapult.

The loss from equity method investment for the year ended December 31, 2019 of $6.3 million includes (i) our share of the estimated U.S. GAAP net loss of Katapult and (ii) a $3.7 million market value adjustment recognized during the second quarter of 2019 as a result of an equity raising round from April through July of 2019 that implied a value per share less than the value per share raised in prior raises.

(6)	The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(7)	We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the GST due.
(8)
During the year ended December 31, 2020, a Texas court ruling related to the apportionment of income to the state for another company resulted in a change in estimate regarding the realization of a tax benefit previously taken. Accordingly, we recorded a $1.1 million liability for our estimated exposure related to this position. Also in the year ended December 31, 2020, we released a $4.6 million valuation allowance related to NOLs for certain entities in Canada.

(9)	On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to COVID-19. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $11.3 million related to the carryback of NOL from tax years 2018 and 2019.
(10)
Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country. Fourth quarter 2020 cumulative tax effect is impacted by certain non-deductible transaction costs included within Legal and other costs, share-based compensation vesting below share value at grant date, and IRS compensation deductibility limits.

(11)	The share and per share information have been adjusted to give effect to the 36-to-1 split of our common stock that occurred during the fourth quarter of 2017.
(12)
Other adjustments include the intercompany foreign exchange impact and, prior to January 1, 2019, deferred rent. Deferred rent represented the non-cash component of rent expense, which were recognized ratably on a straight-line basis over the lease term. As of January 1, 2019, we adopted ASU No. 2016-02, Leases, which requires all leases to be recognized on the balance sheet. As a result, we no longer recognize deferred rent.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus loss (gain) on extinguishment of debt, certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, certain costs related to the disposition of U.K., transaction-related costs, share-based compensation, intangible asset amortization and cumulative tax effect of applicable adjustments, on a total and per share basis);
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

In addition to reporting loans receivable information in accordance with U.S. GAAP, we provide Gross Combined Loans Receivable consisting of Company-Owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Consolidated Financial Statements, which we refer to as Guaranteed by the Company. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

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

We believe Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and evaluate our ability to incur and service debt and the capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations in this 2020 Form 10-K may differ from the computation of similarly-titled measures provided by other companies.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of Our Results of Operations

Revenue

The core consumer finance products we offer include Open-End, Unsecured Installment, Secured Installment and Single-Pay loans. Revenue in our Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees and non-sufficient funds fees. Product offerings differ by jurisdiction and are governed by the laws in each jurisdiction.

Open-End loans are a revolving line-of-credit with no defined loan term. We record revenue from Open-End loans on a simple-interest basis. Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

Installment loans are fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. We record revenue from Installment loans on a simple-interest basis. Unsecured and Secured Installment revenue includes interest income from Company-Owned loans and loans originated by a bank in which we have a participating interest and are included in Unsecured Installment loans, CSO fees, and non-sufficient funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1% of Installment revenues. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

Single-Pay loans are generally unsecured short-term, small-denomination loans. We recognize revenues from Single-Pay loan products each period on a constant-yield basis ratably over the term of each loan. We defer recognition of unearned fees based on the remaining term of the loan at the end of each reporting period. Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.

We also provide a number of ancillary financial products, including check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Credit), money transfer services, credit protection insurance in the Canadian market and retail installment sales.

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
Cost of Providing Services

•Salaries and Benefits—include personnel-related costs for our store operations, including salaries, benefits and bonuses and are driven by the number of employees.

•Occupancy—includes rent expense for our leased facilities, as well as depreciation, maintenance, insurance, utility expense, and additional costs related to store cleaning protocols due to COVID-19 in 2020.

•Office—includes expenses primarily related to bank service charges and credit scoring charges at store locations.

•Other Costs of Providing Services—includes expenses related to operations such as processing fees, collections expense, security expense, taxes, repairs and professional fees incurred as part of store operations.

•Advertising—costs are expensed as incurred and include costs associated with attracting, retaining and/or reactivating customers as well as creating brand awareness. We have internal creative, web and print design capabilities and if we outsource these services, it is limited to mass-media production and placement. Advertising expense also includes costs for all marketing activities including paid search, advertising on social networking sites, affiliate programs, direct response television, radio air time and direct mail.

Operating Expense

•Corporate, District and Other Expenses—include costs such as salaries and benefits associated with our corporate and district-level employees, as well as other corporate-related costs such as rent, insurance, professional fees, utilities, travel and entertainment expenses and depreciation expense. Other income and expense includes the foreign currency impact to our intercompany balances, gains or losses on foreign currency exchanges and disposals of fixed assets and other miscellaneous income and expense amounts.

•Interest Expense—includes interest primarily related to our Senior Secured Notes, our Non-Recourse SPV facilities and our Senior Revolver.

Income or Loss from Equity Method Investments

We made our first investment in Katapult in 2017 as we identified multiple catalysts for future success, including an innovative e-commerce POS business model, a focus on the large and under-penetrated non-prime financing market, and a clear and compelling value proposition for merchants and consumers. To date, our cumulative cash investment in Katapult is $27.5 million. During the third quarter of 2020, we acquired additional equity interests in Katapult from certain existing owners. As a result of these acquisitions, a portion of our Katapult ownership will continue to be recognized under the equity method of accounting and a portion has been reclassified and will be measured at cost less impairment. Under the equity method of accounting, we recognize our share of Katapult's income or loss on a two-month lag with a corresponding adjustment to the carrying value of the investment included in "Investments" on the Consolidated Balance Sheet.

In December 2020, we announced that Katapult and FinServ entered into a definitive merger agreement that, when completed, will provide consideration to us in a combination of cash and stock. The transaction is expected to close during the first half of 2021 and remains subject to approval by stockholders of both companies and other customary closing conditions. The transaction will result in both a cash tax liability and deferred tax liability, with the cash tax liability dependent upon cash received at closing. For additional information, see Item 1, "Business—Company History and Overview" and Note 6, "Fair Value Measurements."

Revenue by Product and Segment and Related Loan Portfolio Performance

Revenue by Product

Year-over-year comparisons for the year ended December 31, 2020 were impacted by factors related to COVID-19, such as lower consumer demand, increased or accelerated repayments and favorable payment trends as customers benefited from government stimulus programs at the start of the pandemic, our decision to tighten credit, favorable credit performance as a result of these factors and our approach to managing expenses (collectively, "COVID-19 Impacts"). Sequential loan growth, transaction volume and the related financial results of operations for the three months ended December 31, 2020 were impacted positively by normal seasonality and selectively returning credit scoring to pre-COVID-19 levels, together with continued historically low delinquencies and NCO rates.

Year-over-year comparisons exclude financial results of our former U.K. operations for all periods presented, as they were discontinued for accounting and reporting purposes in February 2019. See Note 22, "Discontinued Operations” of the Notes to the Consolidated Financial Statements for additional information.

The following table summarizes revenue by product, including CSO fees, for 2020 and 2019 (in thousands):

	Year Ended				Year Ended
	December 31, 2020				December 31, 2019
	U.S.	Canada	Total	% of Total	U.S.	Canada	Total	% of Total
Open-End	$ 134,449	$ 115,053	$ 249,502	29.4%	$ 147,794	$ 97,462	$ 245,256	21.5%
Unsecured Installment	333,991	5,125	339,116	40.0%	523,979	6,751	530,730	46.5%
Secured Installment	79,136	—	79,136	9.3%	110,513	—	110,513	9.7%
Single-Pay	75,930	44,503	120,433	14.2%	112,925	78,524	191,449	16.8%
Ancillary	15,018	44,191	59,209	7.0%	18,295	45,554	63,849	5.6%
Total revenue	$ 638,524	$ 208,872	$ 847,396	100.0%	$ 913,506	$ 228,291	$ 1,141,797	100.0%

Full-year comparisons also were influenced by COVID-19 Impacts. For the year ended December 31, 2020, total revenue declined $294.4 million, or 25.8%, to $847.4 million, compared to the prior year. Geographically, U.S. and Canada revenues declined 30.1% and 8.5%, respectively. COVID-19 Impacts on year-over-year results for Canada were less than the U.S. due to the faster reopening of major markets and the continued popularity and growth of Open-End loans in Canada.

From a product perspective, Open-End revenues grew $4.2 million, or 1.7%, compared to the prior year, primarily due to $51.2 million, or 20.3%, of Open-End loan growth in Canada, partially offset by a $27.8 million, or 33.4%, loan balance decline in the U.S.

For the year ended December 31, 2020, Unsecured Installment and Secured Installment revenues decreased 36.1% and 28.4%, respectively, because of COVID-19 Impacts, regulatory changes in California that became effective January 1, 2020 and regulatory changes for CSOs in Ohio that were effective May 1, 2019. Excluding California, Unsecured Installment and Secured Installment revenue decreased 32.0% and 18.9%, respectively.

Single-Pay revenue declined $71.0 million, or 37.1%, for the years ended December 31, 2020, compared to the prior year, primarily due to COVID-19 Impacts on loan volume and balances, which declined $37.7 million, or 46.2%. Single-Pay loan volumes were particularly affected by the broad reduction in storefront usage in both the U.S. and Canada by customers during periods of self-quarantine and stay-at-home orders, periodic closures of our stores for cleaning purposes, and increased pay-downs as a result of government stimulus programs.

Ancillary revenues, which include the sale of insurance products to Open-End and Installment loan customers in Canada, decreased $4.6 million, or 7.3%, versus the prior year, primarily stemming from lower check cashing fees.

The following table summarizes revenue by product, including CSO fees, for 2019 and 2018 (in thousands):

	Year Ended				Year Ended
	December 31, 2019				December 31, 2018
	U.S.	Canada	Total	% of Total	U.S.	Canada	Total	% of Total
Open-End	$ 147,794	$ 97,462	$ 245,256	21.5%	$ 106,230	$ 35,733	$ 141,963	13.6%
Unsecured Installment	523,979	6,751	530,730	46.5%	509,883	13,399	523,282	50.1%
Secured Installment	110,513	—	110,513	9.7%	110,677	—	110,677	10.6%
Single-Pay	112,925	78,524	191,449	16.8%	107,545	111,447	218,992	21.0%
Ancillary	18,295	45,554	63,849	5.6%	18,806	31,353	50,159	4.8%
Total revenue	$ 913,506	$ 228,291	$ 1,141,797	100.0%	$ 853,141	$ 191,932	$ 1,045,073	100.0%

For a comparison of our results of operations for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue by Product and Segment and Related Loan Portfolio Performance" in Part II Item 7 of our 2019 Form 10-K.

Loan Volume and Portfolio Performance Analysis

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in millions):

As of
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Company-Owned gross loans receivable	$ 553.7	$ 497.4	$ 456.5	$ 564.4	$ 665.8	$ 657.6	$ 609.6	$ 553.2
Gross loans receivable Guaranteed by the Company	44.1	39.8	34.1	55.9	76.7	73.1	67.3	61.9
Gross combined loans receivable(1)	$ 597.8	$ 537.2	$ 490.6	$ 620.3	$ 742.5	$ 730.7	$ 676.9	$ 615.1
(1) See a description of non-GAAP Financial Measures in "Selected Financial Data —Supplemental Non-GAAP Financial Information."

Gross combined loans receivable by product are presented below.

Gross Combined Loans Receivable (a non-GAAP measure) (dollars in millions)
$597.8
$44.1
$43.8
$48.6
$102.4
$358.9
$537.2
$39.8
$41.3
$49.0
$84.9
$322.2
$490.6
$34.1
$36.1
$53.6
$81.6
$285.2
$620.3
$55.9
$54.7
$72.6
$123.1
$314.0
$742.5
$76.7
$81.4
$88.1
$160.8
$335.5
$730.7
$73.1
$78.0
$90.1
$174.5
$315.0
$676.9
$67.3
$76.1
$85.5
$164.7
$283.3
$615.1
$61.9
$69.7
$81.0
$161.7
$240.8
Q4'20
Q3'20
Q2'20
Q1'20
Q4'19
Q3'19
Q2'19
Q1'19
Open-End
Unsecured Installment
Secured Installment
Single-Pay
CSO

Gross combined loans receivable decreased $144.7 million, or 19.5%, to $597.8 million as of December 31, 2020, from $742.5 million as of December 31, 2019. The decrease was driven by COVID-19 Impacts and, for Installment loans, the impact of regulatory changes in California that were effective January 1, 2020. Sequentially, gross combined loans receivable increased $60.6 million, or 11.3%, as demand increased during the fourth quarter from normal seasonality, reduced government stimulus benefits, continued growth in Open-End in Canada and growth in the Verge Credit brand. Gross combined loans receivable performance by product is described further in the following sections.

Open-End Loans

Open-End loan balances as of December 31, 2020 increased $23.4 million, or 7.0% ($16.4 million, or 4.9%, on a constant-currency basis), compared to December 31, 2019. Open-End balances in Canada increased $51.2 million, or 20.3% ($44.2 million, or 17.5%, on a constant-currency basis), year over year and $37.8 million, or 14.2% ($54.1 million, or 22.8%, on a constant currency basis), sequentially. Open-End loan balances in the U.S. declined $27.8 million, or 33.4% year over year. Sequentially, U.S. Open-End balances declined $1.2 million, or 2.1%, primarily due to the conversion of Virginia Open-End loans to Installment loans in advance of regulatory changes effective January 1, 2021.

The Open-End allowance coverage decreased sequentially from 16.0% to 14.5% as of December 31, 2020 and decreased from 16.4% year over year. The decrease was due to (i) sustained favorable trends in NCOs throughout 2020, (ii) the sequential decrease in TDRs loans as a percentage of total gross loans receivable, and (iii) continued lower past-due gross loans receivable as a percentage of total gross loans receivable compared to historical trends. Year over year, NCO rates improved 520 bps and past-due rates improved 440 bps.

	2020				2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Open-End loans:
Revenue	$ 63,073	$ 58,711	$ 56,736	$ 70,982	$ 71,295
Provision for losses	20,262	21,655	21,341	40,991	37,816
Net revenue	$ 42,811	$ 37,056	$ 35,395	$ 29,991	$ 33,479
NCOs	$ 21,407	$ 18,163	$ 31,684	$ 37,098	$ 37,426
Open-End gross loan balances:
Open-End gross loans receivable	$ 358,884	$ 322,234	$ 285,156	$ 314,006	$ 335,524
Average Open-End gross loans receivable (1)	$ 340,559	$ 303,695	$ 299,581	$ 324,765	$ 325,248
Open-End allowance for loan losses:
Allowance for loan losses	$ 51,958	$ 51,417	$ 47,319	$ 56,458	$ 55,074
Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable	14.5%	16.0%	16.6%	18.0%	16.4%
Open-End past-due balances:
Open-End past-due gross loans receivable	$ 37,779	$ 31,807	$ 31,208	$ 49,987	$ 50,072
Past-due Open-End gross loans receivable - percentage	10.5%	9.9%	10.9%	15.9%	14.9%
Open-End ratios:
NCO rate (2)	6.3%	6.0%	10.6%	11.4%	11.5%
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

Pro Forma	2019
(dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Open-End loans:
Pro Forma NCOs	$ 38,748	$ 29,762	$ 29,648	$ 31,788
Open-End gross loan balances:
Open-End gross loans receivable	$ 335,524	$ 314,971	$ 283,311	$ 240,790
Pro Forma Average Open-End gross loans receivable (1)	$ 325,248	$ 299,141	$ 262,051	$ 245,096
Pro Forma NCO rate (2)	11.9%	9.9%	11.3%	13.0%
(1) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.
(2) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Unsecured Installment Loans - Company Owned

Company Owned Unsecured Installment revenue for the three months ended December 31, 2020 and related gross loans receivable decreased $27.0 million, or 42.6%, and $58.4 million, or 36.3%, respectively, from the prior-year period. The decrease in receivables was primarily due to COVID-19 Impacts and regulatory changes in California that were effective January 1, 2020, partially offset by growth in the Verge Credit brand. Sequentially, Company Owned Unsecured Installment revenue and related gross loans receivable increased $5.2 million, or 16.7%, and $21.8 million, or 17.6%, respectively.

Unsecured Installment loans in California were $23.6 million, or 23.0%, of total Company Owned Unsecured Installment loans as of December 31, 2020, a decrease of $47.8 million from December 31, 2019. Sequentially, California Unsecured Installment loans decreased $3.8 million. Excluding California, Company Owned Unsecured Installment loans receivable decreased $10.6 million, or 11.8%, from the prior-year period, while revenues for the three months ended December 31, 2020 decreased $11.6 million, or 28.7%, compared to the prior-year period, due to COVID-19 Impacts. Sequentially, excluding California, Company Owned Unsecured Installment revenue and related loans receivable increased $7.2 million, or 33.5% and $21.2 million, or 36.8%, respectively, from September 30, 2020. The receivable increase was due to normal seasonality, reduced quarantine and stay-at-home orders and less government stimulus during the fourth quarter.

The Unsecured Installment quarterly NCO rate improved approximately 920 bps year-over-year, as a result of COVID-19 Impacts. Sequentially, the quarterly NCO rate increased from 11.5% in the third quarter to 12.1% in the fourth quarter of 2020 on higher new customer origination mix and expansion into new states.

The Unsecured Installment allowance coverage increased year-over-year, from 22.1% as of December 31, 2019, to 23.5% as of December 31, 2020, as a result of certain loan modifications under the Customer Care Program, which were classified as TDRs. Loans classified as TDRs are included within Company Owned gross loans receivable. Amounts waived on these loans are immediately charged-off and the impairment for these loans is included within the Allowance for loan losses. Determination of the impairment for TDRs includes an estimate of their lifetime losses, which is greater than estimated incurred losses at a point in time. TDRs increased our total Unsecured Installment allowance coverage by nearly 100 bps from the allowance coverage that would have otherwise been required. Sequentially, the allowance coverage increased from 22.2% to 23.5%, as a result of moderately higher past-due balances from 21.1% to 23.6%, due largely to growth in new geographical markets, as well as the aforementioned increase in the NCO rate.

Unsecured Installment Loans - Guaranteed by the Company

Unsecured Installment loans Guaranteed by the Company declined $31.1 million year over year, primarily due to COVID-19 Impacts. Sequentially, Unsecured Installment loans Guaranteed by the Company increased $4.4 million, or 11.2%, due to normal seasonality, reduced quarantine and stay-at-home orders and less government stimulus during the fourth quarter.

NCO rates for Unsecured Installment loans Guaranteed by the Company increased year over year from 47.6% to 52.5%, and sequentially from 38.6% to 52.5%, as new customer volume improved and origination mix shifted online. The CSO liability for losses as a percentage of loans Guaranteed by the Company increased year over year from 14.2% to 16.6% as of

December 31, 2020 due primarily to an increased liability for certain loans modified under the Customer Care Program. Sequentially, past-due balances as a percent of gross loans receivable decreased from 15.3% to 14.1%. The CSO liability for losses increased from 15.8% to 16.6% during the three months ended December 31, 2020, as a result of the aforementioned increase in NCO rate.

	2020				2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Unsecured Installment loans:
Revenue - Company Owned	$ 36,387	$ 31,168	$ 33,405	$ 55,569	$ 63,428
Provision for losses - Company Owned	16,506	9,647	12,932	26,182	33,183
Net revenue - Company Owned	$ 19,881	$ 21,521	$ 20,473	$ 29,387	$ 30,245
NCOs - Company Owned	$ 11,308	$ 9,595	$ 23,110	$ 32,775	$ 35,729

Revenue - Guaranteed by the Company (1)	$ 42,401	$ 36,240	$ 37,024	$ 66,840	$ 72,183
Provision for losses - Guaranteed by the Company (1)	22,535	14,884	11,418	26,338	34,858
Net revenue - Guaranteed by the Company (1)	$ 19,866	$ 21,356	$ 25,606	$ 40,502	$ 37,325
NCOs - Guaranteed by the Company (1)	$ 21,505	$ 13,882	$ 15,432	$ 27,749	$ 34,486
Unsecured Installment gross combined loans receivable:
Company Owned	$ 102,425	$ 84,959	$ 81,601	$ 123,118	$ 160,782
Guaranteed by the Company (1)	43,175	38,822	33,082	54,097	74,317
Unsecured Installment gross combined loans receivable (1)(2)	$ 145,600	$ 123,781	$ 114,683	$ 177,215	$ 235,099
Average gross loans receivable:
Average Unsecured Installment gross loans receivable - Company Owned (3)	$ 93,692	$ 83,280	$ 102,360	$ 141,950	$ 167,636
Average Unsecured Installment gross loans receivable - Guaranteed by the Company (1)(3)	$ 40,999	$ 35,952	$ 43,590	$ 64,207	$ 72,511
Allowance for loan losses and CSO liability for losses:
Unsecured Installment Allowance for loan losses (4)	$ 24,073	$ 18,859	$ 18,451	$ 28,965	$ 35,587
Unsecured Installment CSO liability for losses (1)(4)	$ 7,160	$ 6,130	$ 5,128	$ 9,142	$ 10,553
Unsecured Installment Allowance for loan losses as a percentage of Unsecured Installment gross loans receivable	23.5%	22.2%	22.6%	23.5%	22.1%
Unsecured Installment CSO liability for losses as a percentage of Unsecured Installment gross loans Guaranteed by the Company (1)	16.6%	15.8%	15.5%	16.9%	14.2%
Unsecured Installment past-due balances:
Unsecured Installment gross loans receivable - Company Owned	$ 24,190	$ 17,942	$ 17,766	$ 34,966	$ 43,100
Unsecured Installment gross loans - Guaranteed by the Company (1)	$ 6,079	$ 5,953	$ 4,019	$ 9,232	$ 12,477
Past-due Unsecured Installment Company Owned gross loans receivable -- percentage	23.6%	21.1%	21.8%	28.4%	26.8%
Past-due Unsecured Installment gross loans Guaranteed by the Company -- percentage (1)	14.1%	15.3%	12.1%	17.1%	16.8%
Unsecured Installment other information:
Originations - Company Owned	$ 66,502	$ 49,833	$ 24,444	$ 55,941	$ 87,080
Originations - Guaranteed by the Company (1)	$ 57,053	$ 51,433	$ 33,700	$ 64,836	$ 91,004
Unsecured Installment ratios:
NCO rate - Company Owned (5)	12.1%	11.5%	22.6%	23.1%	21.3%
NCO rate - Guaranteed by the Company (1)(5)	52.5%	38.6%	35.4%	43.2%	47.6%
(1) Includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements.
(2) Non-GAAP measure. For a description of each non-GAAP metric, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures."
(3) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.
(4) We report Allowance for loan losses as a contra-asset reducing gross loans receivable and the CSO liability for losses as a liability on the Consolidated Balance Sheets.
(5) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Secured Installment Loans

Secured Installment revenue and the related gross combined loans receivable for the three months ended December 31, 2020 decreased 41.6% and 45.2%, respectively, compared to the prior-year period. The decreases were due to COVID-19 Impacts and regulatory changes in California that were effective January 1, 2020. California accounted for $13.7 million, or 27.6%, of total Secured Installment gross combined loans receivable as of December 31, 2020, as compared to $36.5 million, or 40.4%, as of December 31, 2019, a decrease of $22.8 million, year over year. Excluding California, Secured Installment loans receivable decreased $18.0 million, or 33.5%, from the prior-year period, while revenues decreased $6.6 million, or 33.1%, year over year, due to COVID-19 Impacts.

The Secured Installment NCO rate improved 440 bps compared to the prior-year period. Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable increased from 11.5% as of December 31, 2019 to 14.4% as of December 31, 2020. The increase was primarily attributable to the classification of certain loan modifications under the Customer Care Program as TDRs, partially offset by the impact of lower past-due receivables as of December 31, 2020. TDRs increased our total Secured Installment allowance coverage by 270 bps from the allowance coverage that would otherwise have been required. Despite the sequential increase in past-due Secured Installment gross combined loans receivable, the Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable remained flat at 14.4% due to sustained favorable trends in NCOs throughout 2020.

	2020				2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Secured Installment loans:
Revenue	$ 16,757	$ 16,692	$ 19,401	$ 26,286	$ 28,690
Provision for losses	4,028	3,291	7,238	9,682	11,492
Net revenue	$ 12,729	$ 13,401	$ 12,163	$ 16,604	$ 17,198
NCOs	$ 4,090	$ 4,033	$ 9,092	$ 10,284	$ 11,548
Secured Installment gross combined loan balances:
Secured Installment gross combined loans receivable (1)(2)	$ 49,563	$ 49,921	$ 54,635	$ 74,405	$ 90,411
Average Secured Installment gross combined loans receivable (3)	$ 49,742	$ 52,278	$ 64,520	$ 82,408	$ 91,445
Secured Installment Allowance for loan losses and CSO liability for losses (4)	$ 7,115	$ 7,177	$ 7,919	$ 9,773	$ 10,375
Secured Installment Allowance for loan losses and CSO liability for losses as a percentage of Secured Installment gross combined loans receivable (1)	14.4%	14.4%	14.5%	13.1%	11.5%
Secured Installment past-due balances:
Secured Installment past-due gross combined loans receivable (1)(2)	$ 8,430	$ 7,703	$ 9,072	$ 15,612	$ 17,902
Past-due Secured Installment gross combined loans receivable -- percentage (1)	17.0%	15.4%	16.6%	21.0%	19.8%
Secured Installment other information:
Originations (2)	$ 21,884	$ 19,216	$ 11,242	$ 20,990	$ 40,961
Secured Installment ratios:
NCO Rate (5)	8.2%	7.7%	14.1%	12.5%	12.6%
(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures."
(2) Includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements.
(3) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.
(4) We report Allowance for loan losses as a contra-asset reducing gross loans receivable and the CSO liability for losses as a liability on our Consolidated Balance Sheets.
(5) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Single-Pay

Single-Pay revenue declined $22.4 million, or 44.9%, year over year, while related receivables declined $37.7 million, or 46.2%, for the three months ended December 31, 2020, primarily due to COVID-19 Impacts. Single-Pay loan volume was particularly affected by the reduction in store traffic as customers self-quarantined and the increased loan repayments funded by government stimulus programs. Sequentially, Single-Pay revenues increased $2.4 million, or 9.5%, on related loan growth of $2.5 million, or 6.1%, due to normal seasonality and reduced quarantine and stay-at-home orders during the fourth quarter. The Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable, which was consistent year over year, decreased sequentially from 7.7% to 7.0% as of December 31, 2020, due to sustained favorable NCO trends throughout 2020.

	2020				2019
(dollars in thousands, unaudited)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Single-pay loans:
Revenue	$ 27,460	$ 25,084	$ 22,732	$ 45,157	$ 49,844
Provision for losses	6,153	4,799	(2,588)	9,639	12,289
Net revenue	$ 21,307	$ 20,285	$ 25,320	$ 35,518	$ 37,555
NCOs	$ 6,367	$ 4,439	($ 598)	$ 10,517	$ 12,145
Single-Pay gross loan balances:
Single-Pay gross loans receivable	$ 43,780	$ 41,274	$ 36,130	$ 54,728	$ 81,447
Average Single-Pay gross loans receivable (1)	$ 42,527	$ 38,702	$ 45,429	$ 68,088	$ 78,787
Single-Pay Allowance for loan losses	$ 3,084	$ 3,197	$ 2,802	$ 4,693	$ 5,869
Single-Pay Allowance for loan losses as a percentage of Single-Pay gross loans receivable	7.0%	7.7%	7.8%	8.6%	7.2%
NCO rate (2)	15.0%	11.5%	(1.3)%	15.4%	15.4%
(1) Average gross loans receivable calculated as average of beginning of quarter and end of quarter gross loans receivable.
(2) We calculate NCO rate as NCOs divided by Average gross loans receivables.

Consolidated Results of Operations

The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "—Segment Analysis" below.

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenue	$ 847,396	$ 1,141,797	$ 1,045,073
Provision for losses	288,811	468,551	421,600
Net revenue	558,585	673,246	623,473
Advertising costs	44,552	53,398	59,363
Non-advertising costs of providing services	205,674	241,232	238,640
Total cost of providing services	250,226	294,630	298,003
Gross margin	308,359	378,616	325,470

Operating expense (income)
Corporate, district and other expenses	159,853	160,103	132,401
Interest expense	72,709	69,763	84,382
Loss on extinguishment of debt	—	—	90,569
(Income) loss from equity method investment	(4,546)	6,295	—
Total operating expense	228,016	236,161	307,352
Net income from continuing operations before income taxes	80,343	142,455	18,118
Provision for income taxes	5,895	38,557	1,659
Net income from continuing operations	74,448	103,898	16,459
Net income (loss) from discontinued operations, net of tax	1,285	7,590	(38,512)
Net income (loss)	$ 75,733	$ 111,488	($ 22,053)

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019

Revenue and Net Revenue

Revenue decreased $294.4 million, or 25.8%, to $847.4 million for the year ended December 31, 2020 from $1,141.8 million for the year ended December 31, 2019 as a result of the declines in combined gross loans receivable discussed above. Year over year, U.S. decreased 30.1%, primarily from COVID-19 Impacts, and Canada decreased 8.5% (7.7% on a constant-currency basis). As previously mentioned, COVID-19 impacts on year-over-year results for Canada were less pronounced compared to the U.S. due to the faster reopening of Canadian markets and the continued growth of our Open-End loans in Canada.

Provision for losses decreased by $179.7 million, or 38.4%, for the year ended December 31, 2020 compared to the prior year. The decrease in provision for loan losses was primarily due to lower loan volume and lower NCOs as a result of COVID-19 Impacts, as discussed in more detail in "—Revenue by Product and Segment and Related Loan Portfolio Performance—Loan Volume and Portfolio Performance Analysis" above and "—Segment Analysis" below.

Cost of Providing Services

Non-advertising costs of providing services decreased $35.6 million, or 14.7%, to $205.7 million in the year ended December 31, 2020, compared to $241.2 million in the year ended December 31, 2019. Of the $35.6 million decrease, $15.5 million was related to third-party collection costs incurred in 2019 related to Ad Astra, which were included in Non-advertising costs of providing services prior to the acquisition of Ad Astra. Following the January 3, 2020 acquisition, we included Ad Astra operating costs within "Corporate, district and other expenses," consistent with the presentation of our other internal collection costs. The remaining decrease in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs after governmental stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $8.8 million, or 16.6%, year over year because of COVID-19 Impacts.

Corporate, District and Other Expenses

Corporate, district and other expenses were $159.9 million for the year ended December 31, 2020, a decrease of $0.3 million, or 0.2%, compared to the year ended December 31, 2019. Corporate, district and other expenses in the year ended December 31, 2020 included $9.6 million of collection costs related to Ad Astra, which prior to our acquisition of it, were included in Non-advertising costs of providing services. For the year ended December 31, 2020, corporate, district and other expenses also included (i) $12.9 million of share-based compensation costs, (ii) $2.2 million of Canadian GST described in our reconciliation to Adjusted Net Income above and (iii) $5.7 million of legal and other costs described in our reconciliation to Adjusted Net Income above. For the year ended December 31, 2019, corporate district and other costs included (i) U.K.-related costs of $8.8 million, (ii) $10.3 million of share-based compensation and (iii) $4.8 million of legal and other costs as described in our reconciliation to Adjusted Net Income above. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding Ad Astra costs, share-based compensation expense and other costs described above, comparable corporate, district and other expenses decreased $6.6 million year over year, primarily due to the timing and extent of variable compensation and other cost reductions, including work-from-home initiatives to manage COVID-19 Impacts.

Equity Method Investment

Refer to the "—Katapult Update for the Year Ended December 31, 2020 and 2019" below for details.

Interest Expense

Interest expense for the year ended December 31, 2020 increased $2.9 million, or 4.2%, on slightly higher year-over-year borrowings.

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2020 was 7.3%. The effective income tax rate was lower compared to the federal and state/provincial statutory rates of approximately 26%, primarily as the result of discrete, one-time tax benefits related to usage of NOLs and other valuation allowance releases and the several non-taxable events during the fourth quarter of 2020.

First, given the CARES Act impact treatment of NOLs as described above, we recorded an income tax benefit of $11.3 million related to the carry-back of U.S. federal NOLs from tax years 2018 and 2019, which offsets our tax liability for years prior to tax reform and will generate a refund of previously paid taxes at a 35% statutory rate.

Second, we recorded a tax benefit of $4.6 million related to the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. In addition, we released a valuation allowance of $1.1 million against the cumulative losses from our investment in Katapult, as we continued to record equity method income from this investment during the year.

The tax benefits described above were partially offset by an increase in the reserve for uncertain tax positions in the U.S. of $1.1 million and the impact of the fourth quarter non-taxable events. Refer to the Reconciliation of Net Income from continuing operations to Adjusted Net Income in "Item 6. Selected Financial Data" for additional information.

The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the year ended December 31, 2020 was 25.3%.

Katapult Update for the Year Ended December 31, 2020 and 2019

A portion of our investment in Katapult is accounted for using the equity method of accounting. We recognize our share of its income or loss on a two-month lag with a corresponding adjustment to the carrying value of the investment included in "Investments" on the unaudited Consolidated Balance Sheet. As of December 31, 2020, our recognized share of Katapult's earnings through October 31, 2020 was $4.5 million for the year ended December 31, 2020, as compared with a loss of $6.3 million for the year ended December 31, 2019.

During the third quarter of 2020, we acquired additional equity interests in Katapult from certain existing owners for $11.2 million. As a result of these acquisitions, a portion of our Katapult ownership will continue to be recognized under the equity method of accounting and a portion has been reclassified and will be measured at cost less impairment. During the fourth quarter of 2020, we purchased an additional equity interest in Katapult for $1.6 million.

In December 2020, we announced that Katapult and FinServ entered into a definitive merger agreement that, when completed, we expect will provide consideration to us in a combination of cash and stock. To date, our cumulative cash investment in Katapult is $27.5 million. The transaction is expected to close during the first half of 2021 and remains subject to approval by FinServ's stockholders and other customary closing conditions. The transaction will result in both a cash tax liability and deferred tax liability, with the cash tax liability dependent upon cash received at closing.

The table below presents select financial information for Katapult for the periods presented:

	For the Nine Months Ended September 30,(1)
(in thousands, unaudited)	2020	2019
Revenue	$ 173,842	$ 59,479
Cost of revenue	116,534	46,576
Gross profit	57,308	12,903

Operating expenses	28,195	22,611
Interest and loss on extinguishment of debt	10,091	6,594
Income before income taxes	19,022	(16,302)
Net income	$ 18,599	($ 16,302)

Originations	$ 142,462	$ 54,094
Cash and restricted cash	$ 39,239
Gross property held for lease	$ 179,302
(1): Source: Katapult's Registration Statement on Form S-4, pages F-62, F-63, F-69 and 101, filed with the SEC on January 29, 2021.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2019 and 2018

For a comparison of our results of operations for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations" in Part II Item 7 of our 2019 Form 10-K.

Segment Analysis

We report financial results for two reportable segments: the U.S. and Canada. Following is a summary of results of operations for the segment and period indicated (in thousands):

U.S. Segment Results	Year Ended December 31,
	2020	2019	2018
Revenue	$ 638,524	$ 913,506	$ 853,141
Provision for losses	230,164	392,105	348,611
Net revenue	408,360	521,401	504,530
Advertising costs	40,702	46,735	48,832
Non-advertising costs of providing services	137,467	171,714	170,870
Total cost of providing services	178,169	218,449	219,702
Gross margin	230,191	302,952	284,828
Corporate, district and other expenses	137,152	138,180	112,761
Interest expense	63,413	59,325	80,381
Loss on extinguishment of debt	—	—	90,569
(Income) loss from equity method investment	(4,546)	6,295	—
Total operating expense	196,019	203,800	283,711
Segment operating income	34,172	99,152	1,117
Interest expense	63,413	59,325	80,381
Depreciation and amortization	12,992	13,816	13,823
EBITDA (1)	110,577	172,293	95,321
Loss on extinguishment of debt	—	—	90,569
Legal and other costs	5,662	4,660	(408)
U.K. related costs	—	8,844	—
(Income) loss from equity method investment	(4,546)	6,295	—
Share-based compensation	12,910	10,323	8,210
Other adjustments	(58)	(184)	219
Adjusted EBITDA (1)	$ 124,545	$ 202,231	$ 193,911
(1) For a detailed description of non-GAAP financial measures and how we use them, see "Item 6. Selected Financial Data—Supplemental Non-GAAP Financial Information."

Comparison of U.S. Segment Results of Operations for the Years Ended December 31, 2020 and 2019

U.S. revenues decreased by $275.0 million, or 30.1%, to $638.5 million for the year ended December 31, 2020 compared to the prior year, as a result of decreases in combined gross loans receivable. Excluding the aforementioned impact of California Installment loan runoff, U.S. revenues decreased by $203.0 million, or 26.2%.

The provision for losses decreased $161.9 million, or 41.3%, for the year ended December 31, 2020, compared to the prior year, primarily as a result of lower loan volume and lower NCOs. Year-over-year U.S. NCOs decreased $140.1 million, or 35.2%.

Non-advertising costs of providing services for the year ended December 31, 2020 were $137.5 million, a decrease of $34.2 million, or 19.9%, compared to $171.7 million for the year ended December 31, 2019. The decrease was primarily driven by Ad Astra costs of $15.5 million, which prior to its acquisition by us were included in Non-advertising costs of providing services. The remaining decrease year over year in Non-advertising costs of providing services was due to (i) lower underwriting and other variable costs as a result of lower demand, (ii) lower collection costs resulting from stimulus-related pay-downs and (iii) lower discretionary variable compensation.

Advertising costs decreased $6.0 million, or 12.9%, year over year because of COVID-19 Impacts.

Corporate, district and other expenses were $137.2 million for the year ended December 31, 2020, a decrease of $1.0 million, or 0.7%, compared to the year ended December 31, 2019. Corporate, district and other expenses for the year ended December 31, 2020 included $9.6 million of collection costs related to Ad Astra, which were historically included in Non-advertising costs of providing services. For the year ended December 31, 2020, corporate, district and other costs included (i) $5.7 million of legal and other costs described in our reconciliation to Adjusted Net Income above and (ii) $12.9 million of share-based compensation costs. For the year ended December 31, 2019, corporate, district and other expenses included (i) U.K. related costs of $8.8 million as described in our reconciliation to Adjusted Net Income above, (ii) $4.7 million of legal and other costs also described in our reconciliation to Adjusted Net Income above and (iii) share-based compensation costs of $10.3 million. Share-based compensation costs increased primarily as a result of awards granted in the first quarter of 2020.

Excluding these items, comparable corporate, district and other expenses decreased $5.4 million year over year, primarily due to the timing and extent of variable compensation and certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts, partially offset by higher professional fees for the year ended December 31, 2020.

As previously described, and given the two-month lag, we recorded equity income from our investment in Katapult of $4.5 million for the year ended December 31, 2020.

U.S. interest expense for the year ended December 31, 2020 increased $4.1 million, or 6.9%, as a result of higher borrowings year-over-year, including the new Non-Recourse U.S. SPV Facility, which we closed in April 2020.

Comparison of U.S. Segment Results of Operations for the Years Ended December 31, 2019 and 2018

For a comparison of our U.S. segment results of operations for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis" in Part II Item 7 of our 2019 Form 10-K.

Canada Segment Results	Year Ended December 31,
	2020	2019	2018
Revenue	$ 208,872	$ 228,291	$ 191,932
Provision for losses	58,647	76,446	72,989
Net revenue	150,225	151,845	118,943
Advertising costs	3,850	6,663	10,531
Non-advertising costs of providing services	68,207	69,518	67,770
Total cost of providing services	72,057	76,181	78,301
Gross margin	78,168	75,664	40,642
Corporate, district and other expenses	22,701	21,923	19,640
Interest expense	9,296	10,438	4,001
Total operating expense	31,997	32,361	23,641
Segment operating income	46,171	43,303	17,001
Interest expense	9,296	10,438	4,001
Depreciation and amortization	4,506	4,814	4,514
EBITDA (1)	59,973	58,555	25,516
Legal and other costs	—	135	119
Canada GST	2,160	—	—
Other adjustments	685	211	277
Adjusted EBITDA (1)	$ 62,818	$ 58,901	$ 25,912
(1) For a detailed description of non-GAAP financial measures and how we use them, see "Item 6. Selected Financial Data—Supplemental Non-GAAP Financial Information."

Comparison of Canada Segment Results of Operations for the Years Ended December 31, 2020 and 2019

Canada revenue decreased $19.4 million, or 8.5% ($17.5 million, or 7.7%, on a constant-currency basis), to $208.9 million for the year ended December 31, 2020, from $228.3 million in the prior year, due to COVID-19 Impacts.

Canada non-Single-Pay revenue increased $14.6 million, or 9.7% ($16.1 million, or 10.8%, on a constant-currency basis), to $164.4 million, compared to $149.8 million in the prior year, on growth of $45.6 million, or 17.1% ($38.5 million, or 14.4%, on a constant-currency basis), in related loan balances. The increase was driven by continued growth of Open-End loan despite COVID-19 Impacts. Ancillary revenue, which includes sales of insurance to Open-End loan customers, remained flat year over year due to increased insurance claims from consumers impacted by COVID-19 during the year ended December 31, 2020.

Single-Pay revenue decreased $34.0 million, or 43.3% ($33.6 million, or 42.8%, on a constant-currency basis), to $44.5 million for the year ended December 31, 2020, and Single-Pay receivables decreased $17.7 million, or 49.6% ($18.2 million, or 50.7% on a constant-currency basis), to $18.1 million from $35.8 million, in the prior year. The decreases in Single-Pay revenue and receivables were due to product mix shift from Single-Pay loans to Open-End loans, as well as significant declines in demand attributable to COVID-19 Impacts.

The provision for losses decreased $17.8 million, or 23.3% ($17.0 million, or 22.3%, on a constant-currency basis), to $58.6 million for the year ended December 31, 2020, compared to $76.4 million in the prior year. The decrease in provision for loan losses was primarily a result of lower NCOs and favorable loan performance as a result of COVID-19 Impacts as discussed previously. Year-over-year Canada NCOs decreased $26.2 million, or 32.5%.

Canada cost of providing services for the year ended December 31, 2020 was $72.1 million, a decrease of $4.1 million, or 5.4% ($3.4 million, or 4.5%, on a constant-currency basis), compared to $76.2 million for the year ended December 31, 2019, primarily related to certain cost reductions to manage COVID-19 Impacts, as well as efficient and strategic advertising efforts through the course of 2020 to manage growth in Canada.

Canada operating expenses for the year ended December 31, 2020 were $32.0 million, a decrease of $0.4 million, or 1.1%, as a result of certain cost reductions to manage COVID-19 Impacts, partially offset by costs related to year-over-year growth in Canada.

Comparison of Canada Segment Results of Operations for the Years Ended December 31, 2019 and 2018

For a comparison of our Canada segment results of operations for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis" in Part II Item 7 of our 2019 Form 10-K.

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

Constant Currency Analysis

For the years ended December 31, 2020 and 2019, approximately 24.6% and 20.0%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in the foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Average Exchange Rates for the Canadian Dollar	$ 0.7462	$ 0.7539	(1.0)%	$ 0.7539	$ 0.7720	(2.3)%

Balance Sheet - Exchange Rate as of December 31, 2020 and 2019

	December 31,		Change
	2020	2019	$	%
Exchange Rate for the Canadian Dollar	$ 0.7863	$ 0.7683	$0.0180	2.3%

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

We calculated the revenues and gross margin below for the year ended December 31, 2020 using the actual average exchange rate for the year ended December 31, 2019 (in thousands).

	Year Ended December 31,		Change
	2020	2019	$	%
Canada - constant currency basis:
Revenues	$ 210,786	$ 228,291	$(17,505)	(7.7)%
Gross Margin	78,611	75,664	2,947	3.9%
We calculated the revenues and gross margin below for the year ended December 31, 2019 using the actual average exchange rate for the year ended December 31, 2018 (in thousands).

	Year Ended December 31,		Change
	2019	2018	$	%
Canada - constant currency basis:
Revenues	$ 233,739	$ 191,932	$41,807	21.8%
Gross Margin	77,439	40,642	36,797	90.5%

We calculated gross loans receivable below as of December 31, 2020 using the actual exchange rate as of December 31, 2019 (in thousands).

	December 31,	December 31,	Change
	2020	2019	$	%
Canada – constant currency basis:
Gross loans receivable	$ 322,712	$ 302,375	$20,337	6.7%

Liquidity and Capital Resources

Our principal sources of liquidity to fund the loans we make are cash provided by operations; our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility, and funds from third-party lenders under our CSO programs. Additionally, in August 2018, we issued $690.0 million 8.25% Senior Secured Notes.

As of December 31, 2020, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, finance opportunistic acquisitions and meet our debt obligations. We may also use cash to fund a return of capital for our stockholders in the form of dividends, such as those in connection with our dividend program initiated in 2020, or through share repurchase programs, as we have in the past.

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

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. Although consumer demand increased sequentially during the fourth quarter of 2020, our cash on hand and total liquidity remains at elevated levels due to a combination of factors, including (i) a sustained decrease in demand since the onset of the COVID-19 pandemic, (ii) increased or accelerated repayments as customers benefited from government stimulus programs, (iii) favorable credit performance, and (iv) the runoff of California Installment loans following regulatory changes effective January 1, 2020. These factors resulted in our available cash on hand of $213.3 million and our total liquidity of $310.7 million as of December 31, 2020. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

As previously described, our investment in Katapult and acquisition of Flexiti, when closed, may materially impact our future cash flow and cash and cash equivalents. For additional information, refer to "Item 1—Business—Company Overview." We have no material commitments or demands that are likely to affect our liquidity other than these transactions.

Borrowings

Our debt consisted of the following as of December 31, 2020, net of deferred financing costs (in thousands):

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of December 31, 2020
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	August 2, 2023	Waterfall Asset Management	$ 96,075
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2021	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25(2)	April 8, 2024	Atalaya Capital Management	43,586
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025)	$690.0 million	8.25%	September 1, 2025		680,000
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of December 31, 2020 are denominated in U.S. dollars.
(2) The Non-Recourse U.S. SPV Facility initially provided for $100.0 million of borrowing capacity, which increased to $200.0 million on July 31, 2020 following additional commitments. As a result of the increase in commitments, interest now accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus the lesser of (i) 6.95% and (ii) the sum of (a) 6.25% on balances up to $145.5 million and (b) 9.75% on balances greater than $145.5 million.

Refer to Note 7, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by continuing operating activities	$ 403,505	$ 651,135	$ 523,656
Net cash used in continuing investing activities	(255,056)	(530,260)	(592,954)
Net cash (used in) provided by continuing financing activities	7,329	(97,968)	19,092

Years Ended December 31, 2020 and 2019

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the runoff of California Installment loans from regulatory changes effective January 1, 2020.

Continuing Operating Activities

Net cash provided by operating activities from continuing operations for the year ended December 31, 2020 was $403.5 million, primarily attributable to net income from continuing operations of $74.4 million, the effect of non-cash reconciling items of $330.4 million, partially offset by changes in our operating assets and liabilities of $1.4 million. Our non-cash reconciling items of $330.4 million included (i) provision for loan losses of $288.8 million, (ii) changes in deferred income tax of $11.7 million, (iii) share-based compensation of $12.9 million and (iv) $17.5 million of depreciation and amortization. Our changes in operating assets and liabilities of $1.4 million related to a higher income tax receivable of $20.6 million and a higher accounts payable and accrued liabilities balance of $11.9 million, partially offset by a $23.7 million decline in accrued interest on our gross loans receivable due to overall volume decline, as previously discussed.

Continuing Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2020 was $255.1 million, primarily reflecting (i) the net origination of loans of $217.0 million, (ii) the acquisition of Ad Astra for $14.4 million, net of cash received, and (iii) $12.8 million of additional equity interests in Katapult. In addition, we used cash to purchase $10.9 million of property, equipment and software.

Continuing Financing Activities

Net cash used in financing activities from continuing operations for the year ended December 31, 2020 was $7.3 million, primarily due to $49.5 million of proceeds on our Non-Recourse U.S. SPV Facility, partially offset by a net pay-down on our Non-Recourse Canada SPV Facility of $19.0 million, common stock repurchases of $5.9 million, cash dividends of $9.1 million and debt issuance costs of $7.0 million related to the Non-Recourse U.S. SPV Facility.

Years Ended December 31, 2019 and 2018

For a comparison of our cash flows for the years ended December 31, 2019 and 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows" in Part II Item 7 of our 2019 Form 10-K.

Condensed Consolidating Financial Information

The following unaudited condensed consolidating financial information is presented separately for:

(i)CURO as the issuer of the 8.25% Senior Secured Notes;
(ii)The Company's subsidiary guarantors, which are comprised of certain of its domestic subsidiaries, including CFTC, as the issuer of the 12.00% Senior Secured Notes that were redeemed in August 2018 and CURO Intermediate, but excluding the U.S. SPV and Canada SPV (the “Subsidiary Guarantors”), on a consolidated basis, which are 100% owned by CURO, and which are guarantors of the 8.25% Senior Secured Notes;
(iii)The Non-Recourse U.S. SPV facility, a wholly-owned, bankruptcy-remote special purpose subsidiary;
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

For additional details, see Note 7, "Debt."

Consolidating Balance Sheets

	December 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$ —	$ 158,941	$ —	$ —	$ 54,402	$ —	$ 213,343
Restricted cash	—	19,181	2,665	29,329	3,590	—	54,765
Loans receivable, net	—	113,940	58,355	247,947	47,318	—	467,560
Income taxes receivable	55,460	(24,444)	—	—	1,046	—	32,062
Prepaid expenses and other	—	19,212	396	(8)	8,394	—	27,994
Property and equipment, net	—	36,258	—	—	23,491	—	59,749
Investments	—	27,370	—	—	—	—	27,370
Right of use asset - operating leases	—	73,744	—	—	41,288	—	115,032
Deferred tax assets	13,757	(13,757)	—	—	—	—	—
Goodwill	—	105,922	—	—	30,169	—	136,091
Other intangibles, net	—	17,466	—	—	22,959	—	40,425
Intercompany receivable	—	164,615	—	—	—	(164,615)	—
Investment in subsidiaries	192,011	—	—	—	—	(192,011)	—
Other assets	—	7,898	—	—	697	—	8,595
Total assets	$ 261,228	$ 706,346	$ 61,416	$ 277,268	$ 233,354	($ 356,626)	$ 1,182,986
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$ 14	$ 38,344	$ —	$ 34,055	($ 22,789)	$ —	$ 49,624
Deferred revenue	—	3,546	106	30	1,712	—	5,394
Lease liability - operating leases	—	81,435	—	—	41,213	—	122,648
Income taxes payable	(15,916)	15,916	—	—	—	—	—
Accrued interest	18,975	1	405	742	—	—	20,123
Liability for losses on CSO lender-owned consumer loans	—	7,228	—	—	—	—	7,228
Debt	680,000	—	43,585	96,076	—	—	819,661
Intercompany payable	—	46,119	(46,119)	30,737	133,878	(164,615)	—
Payable to CURO Holdings Corp.	(563,585)	563,585	—	—	—	—	—
Other long-term liabilities	—	15,276	—	—	106	—	15,382
Deferred tax liabilities	9,835	—	—	(105)	1,291	—	11,021
Total liabilities	129,323	771,450	(2,023)	161,535	155,411	(164,615)	1,051,081
Stockholders' equity (deficit)	131,905	(65,104)	63,439	115,733	77,943	(192,011)	131,905
Total liabilities and stockholders' equity (deficit)	$ 261,228	$ 706,346	$ 61,416	$ 277,268	$ 233,354	($ 356,626)	$ 1,182,986

	December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$ —	$ 44,727	$ —	$ 30,515	$ —	$ 75,242
Restricted cash	—	14,958	17,427	2,394	—	34,779
Loans receivable, net	—	286,881	220,067	52,045	—	558,993
Income taxes receivable	19,690	(8,987)	—	723	—	11,426
Prepaid expenses and other	—	26,623	—	9,267	—	35,890
Property and equipment, net	—	43,618	—	27,193	—	70,811
Investments	—	10,068	—	—	—	10,068
Right of use asset - operating leases	—	74,845	—	42,608	—	117,453
Deferred tax asset	8,561	(3,506)	—	—	—	5,055
Goodwill	—	91,131	—	29,478	—	120,609
Other intangibles, net	—	11,569	—	22,358	—	33,927
Intercompany receivable	—	113,599	—	—	(113,599)	—
Investment in subsidiaries	84,514	—	—	—	(84,514)	—
Other assets	—	6,938	—	704	—	7,642
Total assets	$ 112,765	$ 712,464	$ 237,494	$ 217,285	($ 198,113)	$ 1,081,895
Liabilities and Stockholder's equity (deficit):
Accounts payable and accrued liabilities	$ 465	$ 48,333	$ 13,462	($ 2,177)	$ —	$ 60,083
Deferred revenue	—	6,828	46	3,296	—	10,170
Lease liability - operating leases	—	82,593	—	42,406	—	124,999
Accrued interest	18,975	1	871	—	—	19,847
Payable to CURO Holdings Corp.	(635,511)	635,511	—	—	—	—
Liability for losses on CSO lender-owned consumer loans	—	10,623	—	—	—	10,623
Debt	678,323	—	112,221	—	—	790,544
Intercompany payable	—	—	69,639	43,960	(113,599)	—
Other long-term liabilities	—	10,285	—	379	—	10,664
Liabilities from discontinued operations	—	—	—	4,452	—	4,452
Total liabilities	62,252	794,174	196,239	92,316	(113,599)	1,031,382
Stockholders' equity (deficit)	50,513	(81,710)	41,255	124,969	(84,514)	50,513
Total liabilities and stockholders' equity (deficit)	$ 112,765	$ 712,464	$ 237,494	$ 217,285	($ 198,113)	$ 1,081,895

Consolidating Statements of Operations

	Year Ended December 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$ —	$ 507,855	$ 130,669	$ 132,194	$ 76,678	$ —	$ 847,396
Provision for losses	—	167,374	62,790	46,594	12,053	—	288,811
Net revenue	—	340,481	67,879	85,600	64,625	—	558,585
Cost of providing services:
Salaries and benefits	—	65,745	—	—	34,140	—	99,885
Occupancy	—	31,287	—	—	23,688	—	54,975
Office	—	15,505	—	—	4,658	—	20,163
Other costs of providing services	—	24,930	—	—	5,721	—	30,651
Advertising	—	40,702	—	—	3,850	—	44,552
Total cost of providing services	—	178,169	—	—	72,057	—	250,226
Gross margin	—	162,312	67,879	85,600	(7,432)	—	308,359
Operating expense (income):
Corporate, district and other expenses	13,466	123,497	189	404	22,297	—	159,853
Intercompany management fee	—	(14,779)	—	3,540	11,239	—	—
Interest expense (income)	58,601	547	4,265	9,498	(202)	—	72,709
Income from equity method investment	—	(4,546)	—	—	—	—	(4,546)
Intercompany interest (income) expense	—	(10,788)	—	2,216	8,572	—	—
Total operating expense	72,067	93,931	4,454	15,658	41,906	—	228,016
(Loss) income from continuing operations before income taxes	(72,067)	68,381	63,425	69,942	(49,338)	—	80,343
(Benefit) provision for income taxes	(39,153)	44,229	—	(101)	920	—	5,895
Net (loss) income from continuing operations	(32,914)	24,152	63,425	70,043	(50,258)	—	74,448
Net income on discontinued operations	—	—	—	—	1,285	—	1,285
Net (loss) income	(32,914)	24,152	63,425	70,043	(48,973)	—	75,733
Equity in net income (loss) of subsidiaries:
CFTC	108,647	—	—	—	—	(108,647)	—
Guarantor Subsidiaries	—	24,152	—	—	—	(24,152)	—
Non-Guarantor Subsidiaries	—	(48,973)	—	—	—	48,973	—
U.S. SPV	—	63,425	—	—	—	(63,425)	—
Canada SPV	—	70,043	—	—	—	(70,043)	—
Net income (loss) attributable to CURO	$ 75,733	$ 132,799	$ 63,425	$ 70,043	($ 48,973)	($ 217,294)	$ 75,733

	Year Ended December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$ —	$ 913,506	$ 114,574	$ 113,717	$ —	$ 1,141,797
Provision for losses	—	392,105	53,224	23,222	—	468,551
Net revenue	—	521,401	61,350	90,495	—	673,246
Cost of providing services:
Salaries and benefits	—	73,606	—	35,374	—	108,980
Occupancy	—	32,083	—	23,904	—	55,987
Office	—	17,787	—	5,400	—	23,187
Other costs of providing services	—	48,238	—	4,840	—	53,078
Advertising	—	46,735	—	6,663	—	53,398
Total cost of providing services	—	218,449	—	76,181	—	294,630
Gross margin	—	302,952	61,350	14,314	—	378,616
Operating expense (income):
Corporate, district and other expenses	10,964	127,216	(244)	22,167	—	160,103
Intercompany management fee	—	(14,774)	49	14,725	—	—
Interest expense	58,301	1,024	10,400	38	—	69,763
Loss from equity method investment	—	6,295	—	—	—	6,295
Intercompany interest (income) expense	—	(5,316)	1,759	3,557	—	—
Total operating expense	69,265	114,445	11,964	40,487	—	236,161
(Loss) income from continuing operations before income taxes	(69,265)	188,507	49,386	(26,173)	—	142,455
(Benefit) provision for income taxes	(17,255)	48,933	—	6,879	—	38,557
Net (loss) income from continuing operations	(52,010)	139,574	49,386	(33,052)	—	103,898
Net income on discontinued operations	—	—	—	7,590	—	7,590
Net (loss) income	(52,010)	139,574	49,386	(25,462)	—	111,488
Equity in net income (loss) of subsidiaries:
CFTC	163,498	—	—	—	(163,498)	—
Guarantor Subsidiaries	—	139,574	—	—	(139,574)	—
Non-Guarantor Subsidiaries	—	(25,462)	—	—	25,462	—
Canada SPV		49,386	—	—	(49,386)	—
Net income (loss) attributable to CURO	$ 111,488	$ 303,072	$ 49,386	($ 25,462)	($ 326,996)	$ 111,488

	Year Ended December 31, 2018
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$ —	$ 853,141	$ 28,465	$ 163,467	$ —	$ 1,045,073
Provision for losses	—	348,611	33,345	39,644	—	421,600
Net revenue	—	504,530	(4,880)	123,823	—	623,473
Cost of providing services:
Salaries and benefits	—	71,447	—	35,307	—	106,754
Occupancy	—	30,797	—	22,887	—	53,684
Office	—	21,285	—	5,248	—	26,533
Other costs of providing services	—	47,341	—	4,328	—	51,669
Advertising	—	48,832	—	10,531	—	59,363
Total cost of providing services	—	219,702	—	78,301	—	298,003
Gross margin	—	284,828	(4,880)	45,522	—	325,470
Operating expense (income):
Corporate, district and other expenses	9,251	103,509	38	19,603	—	132,401
Intercompany management fee	—	(11,516)	16	11,500	—	—
Interest expense	20,432	59,949	3,907	94	—	84,382
Loss from equity method investment	—	90,569	—	—	—	90,569
Intercompany interest (income) expense	—	(4,126)	—	4,126	—	—
Total operating expense	29,683	238,385	3,961	35,323	—	307,352
(Loss) income from continuing operations before income taxes	(29,683)	46,443	(8,841)	10,199	—	18,118
(Benefit) provision for income taxes	(6,617)	5,805	—	2,471	—	1,659
Net (loss) income from continuing operations	(23,066)	40,638	(8,841)	7,728	—	16,459
Net loss on discontinued operations	—	—	—	(38,512)	—	(38,512)
Net (loss) income	(23,066)	40,638	(8,841)	(30,784)	—	(22,053)
Equity in net income (loss) of subsidiaries:
CFTC	39,525	—	—	—	(39,525)	—
Guarantor Subsidiaries	—	40,638	—	—	(40,638)	—
Non-Guarantor Subsidiaries	—	(30,784)	—	—	30,784	—
Canada SPV		(8,841)	—	—	8,841	—
Net income (loss) attributable to CURO	$ 16,459	$ 41,651	($ 8,841)	($ 30,784)	($ 40,538)	($ 22,053)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$ 7,858	$ 200,931	$ 64,077	$ 98,117	$ 30,114	$ 2,408	$ 403,505
Net cash provided by discontinued operating activities	—	—	—	—	1,714	—	1,714
Cash flows from investing activities:
Purchase of property, equipment and software	—	(10,497)	—	—	(423)	—	(10,920)
Originations of loans, net	—	(36,499)	(103,876)	(68,255)	(8,331)	—	(216,961)
Investments in Katapult	—	(12,757)	—	—	—	—	(12,757)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)	—	—	—	—	(14,418)
Net cash used in continuing investing activities	—	(74,171)	(103,876)	(68,255)	(8,754)	—	(255,056)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	—	23,581	—	—	23,581
Payments on Non-Recourse Canada SPV facility	—	—	—	(42,535)	—	—	(42,535)
Proceeds from Non-Recourse U.S. SPV facility	—	—	49,456	—	—	—	49,456
Proceeds from credit facilities	—	60,000	—	—	9,947	—	69,947
Payments on credit facilities	—	(60,000)	—	—	(9,947)	—	(69,947)
Payments to net share settle RSUs	(1,950)	—	—	—	—	—	(1,950)
Proceeds from exercise of stock options	—	765	—	—	—	—	765
Debt issuance costs paid	—	—	(6,992)	—	—	—	(6,992)
Repurchase of common stock	(5,908)	—	—	—	—	—	(5,908)
Dividends paid to CURO Group Holdings Corp.	9,088	(9,088)	—	—	—	—	—
Dividends paid to stockholders	(9,088)	—	—	—	—	—	(9,088)
Net cash (used in) provided by financing activities	(7,858)	(8,323)	42,464	(18,954)	—	—	7,329

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	994	2,009	(2,408)	595
Net increase in cash, cash equivalents and restricted cash	—	118,437	2,665	11,902	25,083	—	158,087
Cash, cash equivalents and restricted cash at beginning of period	—	59,685	—	17,427	32,909	—	110,021
Cash, cash equivalents and restricted cash at end of period	$ —	$ 178,122	$ 2,665	$ 29,329	$ 57,992	$ —	$ 268,108

	Year Ended December 31, 2019
(dollars in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$ 74,372	$ 412,075	$ 130,896	$ 32,407	$ 1,385	$ 651,135
Net cash used in discontinued operating activities	—	—	—	(504)	—	(504)
Cash flows from investing activities:
Purchase of property and equipment	—	(12,356)	—	(1,625)	—	(13,981)
Originations of loans, net	—	(364,412)	(125,500)	(18,199)	—	(508,111)
Investments in Katapult	—	(8,168)	—	—	—	(8,168)
Net cash used in continuing investing activities	—	(384,936)	(125,500)	(19,824)	—	(530,260)
Net cash used in discontinued investing activities	—	—	—	(14,213)	—	(14,213)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	23,558	—	—	23,558
Payments on Non-Recourse Canada SPV facility	—	—	(24,877)	—	—	(24,877)
Proceeds from credit facilities	—	140,000	—	70,346	—	210,346
Payments on credit facilities	—	(160,000)	—	(70,346)	—	(230,346)
Payments on subordinated stockholder debt	—	—	—	(2,256)	—	(2,256)
Proceeds from exercise of stock options	—	149	—	—	—	149
Payments to net share settle RSUs	(2,400)	—	—	—	—	(2,400)
Debt issuance costs paid	(30)	—	(170)	—	—	(200)
Repurchase of common stock	(71,942)	—	—	—	—	(71,942)
Net cash (used in) provided by financing activities (1)	(74,372)	(19,851)	(1,489)	(2,256)	—	(97,968)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	680	2,679	(1,385)	1,974
Net increase (decrease) in cash, cash equivalents and restricted cash	—	7,288	4,587	(1,711)	—	10,164
Cash, cash equivalents and restricted cash at beginning of period	—	52,397	12,840	34,620	—	99,857
Cash, cash equivalents and restricted cash at end of period	$ —	$ 59,685	$ 17,427	$ 32,909	$ —	$ 110,021
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

	Year Ended December 31, 2018
(in thousands)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash (used in) provided by continuing operating activities	($ 674,290)	$ 1,104,821	$ 72,648	$ 16,308	$ 4,169	$ 523,656
Net cash provided by discontinued operating activities	—	—	—	10,808	—	10,808
Cash flows from investing activities:
Purchase of property, equipment and software	—	(11,105)	—	(2,928)	—	(14,033)
Originations of loans, net	—	(398,542)	(172,193)	(7,228)	—	(577,963)
Investments in Katapult	—	(958)	—	—	—	(958)
Net cash used in continuing investing activities	—	(410,605)	(172,193)	(10,156)	—	(592,954)
Net cash used in discontinued investing activities	—	—	—	(27,891)	—	(27,891)
Cash flows from financing activities:
Proceeds from Non-Recourse U.S. SPV facility and ABL facility	—	17,000	—	—	—	17,000
Payments on Non-Recourse U.S. SPV facility and ABL facility	—	(141,590)	—	—	—	(141,590)
Proceeds from Non-Recourse Canada SPV facility	—	—	117,157	—	—	117,157
Payments on 12.00% Senior Secured Notes	—	(605,000)	—	—	—	(605,000)
Proceeds from issuance of 8.25% Senior Secured Notes	690,000	—	—	—	—	690,000
Payments of call premiums from early debt extinguishments	—	(69,650)	—	—	—	(69,650)
Debt issuance costs paid	(13,848)	(232)	(4,529)	—	—	(18,609)
Proceeds from revolving credit facilities	—	87,000	—	44,902	—	131,902
Payments on revolving credit facilities	—	(67,000)	—	(44,902)	—	(111,902)
Proceeds from exercise of stock options	—	559	—	—	—	559
Payments to net share settle RSU's	(1,942)	—	—	—	—	(1,942)
Net proceeds from issuance of common stock	—	11,167	—	—	—	11,167
Net cash provided by (used in) financing activities	674,210	(767,746)	112,628	—	—	19,092
Effect of exchange rate changes on cash and restricted cash	—	—	(243)	(2,933)	(4,169)	(7,345)
Net (decrease) increase in cash and restricted cash	(80)	(73,530)	12,840	(13,864)	—	(74,634)
Cash and restricted cash at beginning of period	80	125,927	—	48,484	—	174,491
Cash and restricted cash at end of period	—	52,397	12,840	34,620	—	99,857
Cash and restricted cash of discontinued operations at end of period	—	—	—	13,243	—	13,243
Cash and restricted cash of continuing operations at end of period	$ —	$ 52,397	$ 12,840	$ 21,377	$ —	$ 86,614

Off-Balance Sheet Arrangements

We originate loans in all of our store locations and online, except for our operations in Texas and, prior to May 2019, Ohio. In these states, we operate as a CSO. Refer to "Critical Accounting Practices and Estimates—Credit Services Organization" below for further information on our CSO/CAB relationships and "Item 1. Business—Regulatory Environment and Compliance" for further information on developments in Ohio.

As of December 31, 2020 and December 31, 2019, the incremental maximum amount payable under all such guarantees was $36.6 million and $62.7 million, respectively. This liability is not included in our Consolidated Balance Sheets. If we are required to pay any portion of the total amount of the loans we have guaranteed, we will attempt to recover some or the entire amount from the customers. We hold no collateral in respect of the guarantees. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. The liability for losses on CSO lender-owned consumer loans was $7.2 million at December 31, 2020 and $10.6 million at December 31, 2019, which we include as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We consider the following accounting policies to be critical in understanding our historical and future performance and require management's most subjective and complex judgments.

Allowance for Loan Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level we estimate to be adequate to absorb incurred losses based primarily on our analysis of historical loss or charge-off rates by products containing similar risk characteristics. The allowance for losses on our Company Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. We report the liability for losses related to loans Guaranteed by the Company under CSO programs in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets. We record increases in either the allowance or the liability, net of charge-offs and recoveries, as “Provision for losses” in the Consolidated Statements of Operations.

We also consider delinquency trends as well as macro-economic conditions we believe may affect portfolio losses. If a loan is deemed to be uncollectible before it is fully reserved based on information we become aware of (e.g., receipt of customer bankruptcy notice or death), we charge off such loan at that time. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the allowance for loan losses. Any recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Goodwill

We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

The U.S. and Canada operations are our two reporting units, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. During the fourth quarter of 2020, we performed a quantitative assessment for the U.S. and Canada reporting units as of October 1, 2020. As further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. Fair value of each reporting unit is sensitive to changes in macroeconomic factors in the U.S. and Canada as a result of COVID-19, which could impact both reporting units. Changes in the expected length of the current economic downturn, timing of recovery, or long-term revenue growth or profitability for these reporting units could increase the likelihood of a future goodwill impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2020.

Based upon the quantitative assessment as of October 1, 2020, management concluded both reporting units' estimated fair values exceeded their carrying value. As a result, we did not record impairment losses on goodwill for the year ended December 31, 2020.

The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets for the periods indicated:

	December 31, 2020	Percent of Total	December 31, 2019	Percent of Total
U.S.	$ 105,922	77.8%	$ 91,131	75.6%
Canada	30,169	22.2%	29,478	24.4%
Total Goodwill	$ 136,091		$ 120,609

Credit Services Organization

Through our CSO programs, we act as a CSO/CAB on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas. Prior to May 2019, we operated as a CSO in Ohio. See Item 1. “Business—Regulatory Environment and Compliance” for additional details.

As described above in "—Allowance for Loan Losses," we estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. The liability for losses on CSO lender-owned consumer loans was $7.2 million at December 31, 2020 and $10.6 million at December 31, 2019, which we include as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

We calculate CSO fees based on the amount of the customer’s outstanding loan and in accordance with the applicable jurisdiction’s laws. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days in Texas. During the years ended December 31, 2020 and 2019, approximately 60.7% and 58.2%, respectively, of Unsecured Installment loans, and 59.1% and 54.3%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse Canada SPV Facility and our Non-Recourse U.S. SPV Facility. Our variable interest expense is sensitive to changes in the general level of interest rates. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing our borrowing cost volatility. We do not use derivative financial instruments for speculative or trading purposes.

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

In connection with the transition from LIBOR, our current interest rate benchmark, as required by ASU 2020-04, Reference Rate Reform (Topic 848), we are evaluating alternative benchmarks and managing the potential impact to our Consolidated Financial Statements. The majority of our exposure to LIBOR relates to our Senior Revolver and Non-Recourse U.S. SPV Facility. We do not expect the transition to have a material impact on our Consolidated Financial Statements. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on ASU 2020-04.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate fluctuations impact the translation of the financial results of the Canadian operations from Canadian Dollars to U.S. Dollars. Our operations in Canada represent a significant portion of our total operations, and as a result, material changes in the currency exchange rate between these countries could have a significant impact on our consolidated results of operations, financial condition or cash flows. At December 31, 2020, revenue and net income from continuing operations before income taxes would decrease by approximately $21.0 million and $4.9 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2020. These amounts were determined by considering the adverse impact of a hypothetical foreign exchange rate on the revenue and net loss before income taxes of the Company based on Canadian operations.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CURO Group Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CURO Group Holdings Corp. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company originates various loan products in the United States (“U.S.”) and Canada, including Unsecured Installment, Secured Installment, Open-End and Single-Pay loans. The Company estimates and records an allowance for loans and interest receivable based on historical loss rates and other factors for loans containing similar risk characteristics. In addition, management evaluates whether qualitative adjustments to historical loss rates should be made based on relevant factors. The allowance for loan losses at December 31, 2020 was $86.2 million.

There is a significant amount of judgment required by management in evaluating qualitative factors. Auditing the allowance for loan losses, inclusive of assessing the adequacy of qualitative adjustments requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for loan losses included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the allowance for loan losses including controls over identification of qualitative adjustments.
•With the assistance of our credit specialists, we evaluated the reasonableness of the quantitative model and methodology used to determine the allowance.
•We reviewed management’s modeling methodology including underlying assumptions such as the loss development period and lookback period to assess the reasonableness of the methodology and assumptions used by management.
•We reviewed independent economic statistics such as common macroeconomic indicators, as well as industry peers, and we used data analytics to identify any changes in the loan portfolio to assess the completeness of management’s qualitative adjustments on the allowance for loan losses.
•We tested the completeness and accuracy of underlying loan data used in management’s model and we recalculated management’s model to validate its mathematical accuracy.
•We assessed the reasonableness of the model by comparing modeled losses to actual historical losses incurred.

Goodwill — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of revenue growth rates, gross margin, EBITDA margins, discount rate, and long-term revenue growth rate. The total goodwill balance was $136.1 million as of December 31, 2020. The fair value of each reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. Each reporting unit’s fair value is sensitive to changes in forecasts of revenues, gross margin growth rates, and discount rate.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate its fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenue and gross margin growth rates, as well as discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of revenue and gross margin growth rates, as well as the discount rate, included the following, among others:

•We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management’s forecasts and selection of the discount rate.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to historical results, internal communications to management and the Board of Directors, and forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

•With the assistance of our fair value specialists, we evaluated management’s key judgments and estimates applied in their determination of fair value by assessing the appropriateness of the valuation methodology, developing a range of independent estimates of discount rate and valuation multiples and comparing those to management’s assumptions, including their selected discount rate, and testing the mathematical accuracy of management’s calculations.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 5, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CURO Group Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CURO Group Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 5, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CURO Group Holdings Corp

Opinion on the financial statements

We have audited the consolidated balance sheet of CURO Group Holdings Corp and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2018 (not presented herein), and the related consolidated statements of comprehensive (loss) income, changes in equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2007 to 2019.

Dallas, Texas
March 18, 2019 (except for the effects of discontinued operations, as discussed in Note 22, which is dated June 28, 2019)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$213,343	$75,242
Restricted cash (includes restricted cash of consolidated VIEs of $31,994 and $17,427 as of December 31, 2020 and 2019, respectively)	54,765	34,779
Gross loans receivable (includes loans of consolidated VIEs of $360,431 and $244,492 as of December 31, 2020 and 2019, respectively)	553,722	665,828
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $54,129 and $24,425 as of December 31, 2020 and 2019, respectively)	(86,162)	(106,835)
Loans receivable, net	467,560	558,993
Income taxes receivable	32,062	11,426
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $388 as of December 31, 2020)	27,994	35,890
Property and equipment, net	59,749	70,811
Investments (Note 6)	27,370	10,068
Right of use asset - operating leases	115,032	117,453
Deferred tax assets	—	5,055
Goodwill	136,091	120,609
Other intangibles, net	40,425	33,927
Other assets	8,595	7,642
Total Assets	$1,182,986	$1,081,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $34,055 and $13,462 as of December 31, 2020 and 2019, respectively)	$49,624	$60,083
Deferred revenue	5,394	10,170
Lease liability - operating leases	122,648	124,999
Accrued interest (includes accrued interest of consolidated VIEs of $1,147 and $871 as of December 31, 2020 and 2019, respectively)	20,123	19,847
Liability for losses on CSO lender-owned consumer loans	7,228	10,623
Debt (includes debt and issuance costs of consolidated VIEs of $147,427 and $7,766 as of December 31, 2020 and $115,243 and $3,022 as of December 31, 2019, respectively)	819,661	790,544
Other long-term liabilities	15,382	10,664
Deferred tax liabilities	11,021	4,452
Total Liabilities	1,051,081	1,031,382
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,525,807 and 46,770,765 shares issued; and 41,370,504 and 41,156,224 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 6,155,303 and 5,614,541 shares at the respective period ends	(77,852)	(72,343)
Paid-in capital	79,812	68,087
Retained earnings	160,068	93,423
Accumulated other comprehensive loss	(30,132)	(38,663)
Total Stockholders' Equity	131,905	50,513
Total Liabilities and Stockholders' Equity	$1,182,986	$1,081,895

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$847,396	$1,141,797	$1,045,073
Provision for losses	288,811	468,551	421,600
Net revenue	558,585	673,246	623,473

Cost of providing services
Salaries and benefits	99,885	108,980	106,754
Occupancy	54,975	55,987	53,684
Office	20,163	23,187	26,533
Other costs of providing services	30,651	53,078	51,669
Advertising	44,552	53,398	59,363
Total cost of providing services	250,226	294,630	298,003
Gross margin	308,359	378,616	325,470

Operating expense
Corporate, district and other expenses	159,853	160,103	132,401
Interest expense	72,709	69,763	84,382
Loss on extinguishment of debt	—	—	90,569
(Gain) loss from equity method investment	(4,546)	6,295	—
Total operating expense	228,016	236,161	307,352
Income from continuing operations before income taxes	80,343	142,455	18,118
Provision for income taxes	5,895	38,557	1,659
Net income from continuing operations	74,448	103,898	16,459
Income (loss) from discontinued operations, before income taxes	1,714	(39,048)	(38,682)
Income tax expense (benefit) related to disposition	429	(46,638)	(170)
Net income (loss) from discontinued operations	1,285	7,590	(38,512)
Net income (loss)	$75,733	$111,488	$(22,053)

Basic earnings (loss) per share:
Continuing operations	$1.82	$2.33	$0.36
Discontinued operations	0.03	0.17	(0.84)
Basic earnings (loss) per share	$1.85	$2.50	$(0.48)

Diluted earnings (loss) per share:
Continuing operations	$1.77	$2.26	$0.34
Discontinued operations	0.03	0.17	(0.80)
Diluted earnings (loss) per share	$1.80	$2.43	$(0.46)

Weighted average common shares outstanding:
Basic	40,886	44,685	45,815
Diluted	42,091	45,974	47,965

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$75,733	$111,488	$(22,053)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	8,531	22,397	(18,121)
Other comprehensive income (loss)	8,531	22,397	(18,121)
Comprehensive income (loss)	$84,264	$133,885	$(40,174)

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2017	44,561,419	$8	$—	$46,079	$3,988	$(42,939)	$7,136
Net loss	—	—	—	—	(22,053)	—	(22,053)
Foreign currency translation adjustment	—	—	—	—	—	(18,121)	(18,121)
Share-based compensation	—	—	—	8,210	—	—	8,210
Proceeds from exercise of stock options	500,924	—	—	559	—	—	559
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	349,888	—	—	(1,942)	—	—	(1,942)
Initial Public Offering, Net Proceeds (underwriter shares)	1,000,000	1	—	7,109	—	—	7,110
Balances at December 31, 2018	46,412,231	$9	$—	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income	—	—	—	—	111,488	—	111,488
Foreign currency translation adjustment	—	—	—	—	—	22,397	22,397
Share-based compensation	—	—	—	10,323	—	—	10,323
Proceeds from exercise of stock options	40,014	—	—	149	—	—	149
Repurchase of common stock(2)	(5,614,541)	—	(72,343)	—	—	—	(72,343)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	318,520	—	—	(2,400)	—	—	(2,400)
Balances at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423	$(38,663)	$50,513
Net income	—	—	—	—	75,733	—	75,733
Foreign currency translation adjustment and other	—	—	—	—	—	8,531	8,531
Dividends	—	—	—	—	(9,088)	—	(9,088)
Share-based compensation	—	—	—	12,910	—	—	12,910
Proceeds from exercise of stock options	274,510	—	—	765	—	—	765
Repurchase of common stock	(540,762)	—	(5,509)	—	—	—	(5,509)
Common stock issued for RSU's vesting, net of shares withheld and withholding paid for employee taxes	480,532	—	—	(1,950)	—	—	(1,950)
Balances at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
(1) Accumulated other comprehensive income (loss)
(2)Includes the repurchase of 2,000,000 shares of common stock from FFL for $13.55 per share. See Note 23 - "Share Repurchase Program" for additional information.
See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income from continuing operations	$74,448	$103,898	$16,459
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	17,498	18,630	18,337
Provision for loan losses	288,811	468,551	421,600
Amortization of debt issuance costs and bond discount	3,935	2,971	3,658
Deferred income tax (benefit) expense	11,691	(6,396)	2,126
Loss on disposal of property and equipment	150	85	889
Loss on extinguishment of debt	—	—	90,569
(Income) loss from equity method investment	(4,546)	6,295	—
Share-based compensation	12,910	10,323	8,210
Realized loss on cash flow hedge	—	—	556
Changes in operating assets and liabilities:
Accrued interest on loans receivable	23,714	(12,844)	(11,096)
Prepaid expenses and other assets	8,058	10,771	(2,578)
Accounts payable and accrued liabilities	(11,876)	9,798	(5,085)
Deferred revenue	(4,769)	527	(1,630)
Income taxes payable	—	34,102	1,636
Income taxes receivable	(20,603)	9,798	(13,287)
Accrued interest	264	—	—
Other assets and liabilities	3,820	(5,374)	(6,708)
Net cash provided by continuing operating activities	403,505	651,135	523,656
Net cash (used in) provided by discontinued operating activities	1,714	(504)	10,808
Net cash provided by operating activities	405,219	650,631	534,464
Cash flows from investing activities
Purchase of property, equipment and software	(10,920)	(13,981)	(14,033)
Loans receivable originated or acquired	(1,296,398)	(1,835,301)	(2,136,164)
Loans receivable repaid	1,079,437	1,327,190	1,558,201
Investments in Katapult	(12,757)	(8,168)	(958)
Acquisition of Ad Astra, net of acquiree's cash received	(14,418)	—	—
Net cash used in continuing investing activities	(255,056)	(530,260)	(592,954)
Net cash used in discontinued investing activities	—	(14,213)	(27,891)
Net cash used in investing activities	(255,056)	(544,473)	(620,845)
Cash flows from financing activities
Payments on 12.00% Senior Secured Notes	—	—	(605,000)
Proceeds from Non-Recourse U.S. SPV facilities and ABL facility	49,456	—	17,000
Payments on Non-Recourse U.S. SPV facilities and ABL facility	—	—	(141,590)
Proceeds from Non-Recourse Canada SPV facility	23,581	23,558	117,157
Payments on Non-Recourse Canada SPV facility	(42,535)	(24,877)	—
Proceeds from 8.25% Senior Secured Notes	—	—	690,000
Proceeds from credit facilities	69,947	210,346	131,902
Payments on credit facilities	(69,947)	(230,346)	(111,902)
Payments on subordinated stockholder debt	—	(2,256)	—
Debt issuance costs paid	(6,992)	(200)	(18,609)
Payments of call premiums from early debt extinguishments	—	—	(69,650)
Net proceeds from issuance of common stock	—	—	11,167
Payments to net share settle restricted stock units vesting	(1,950)	(2,400)	(1,942)

Proceeds from exercise of stock options	765	149	559
Repurchase of common stock	(5,908)	(71,942)	—
Dividends paid to stockholders	(9,088)	—	—
Net cash (used in) provided by financing activities	7,329	(97,968)	19,092
Effect of exchange rate changes on cash and restricted cash	595	1,974	(7,345)
Net increase (decrease) in cash and restricted cash	158,087	10,164	(74,634)
Cash and restricted cash at beginning of period	110,021	99,857	174,491
Cash and restricted cash at end of period	268,108	110,021	99,857
Less: Cash and restricted cash of discontinued operations at end of period	—	—	13,243
Cash and restricted cash of continuing operations at end of period	$268,108	$110,021	$86,614
See the accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$213,343	$75,242	$61,175
Restricted cash (includes restricted cash of consolidated VIEs of $31,994 and $17,427 as of December 31, 2020 and December 31, 2019, respectively)	54,765	34,779	25,439
Total cash, cash equivalents and restricted cash from continuing operations	268,108	110,021	86,614
Cash and restricted cash from discontinued operations	—	—	13,243
Total cash, cash equivalents and restricted cash used in the Statements of Cash Flows	$268,108	$110,021	$99,857

The following table provides supplemental cash flow information for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid for:
Interest	$69,212	$69,134	$84,823
Income taxes, net of refunds	15,841	2,355	16,311
Non-cash investing activities:
Property and equipment accrued in accounts payable	861	631	1,718

Glossary
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations and Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its direct and indirect subsidiaries as a combined entity, except where otherwise stated.

The Company is a growth-oriented, technology-enabled, and highly diversified consumer finance company serving a wide range of non-prime consumers in the U.S. and Canada. Prior to February 25, 2019, CURO also served consumers in the U.K. but has since discontinued that business.

CURO was founded in 1997 to meet the growing needs of non-prime consumers looking for access to credit. With more than 20 years of experience, the Company offers a variety of convenient, accessible financial and loan services across all its markets. CURO operates in the U.S. under two principal brands known as “Speedy Cash” and “Rapid Cash” as well as under the “Avio Credit” brand. The Company also operates in Canada under “Cash Money” and “LendDirect” brands. As of December 31, 2020, CURO's store network consisted of 412 locations across 14 U.S. states and seven Canadian provinces while offering online services in 34 U.S. states and five Canadian provinces.

The Company has prepared the accompanying audited Consolidated Financial Statements in accordance with U.S. GAAP. The Company qualifies as an SRC as defined by the SEC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2020, and it will reevaluate as of June 30, 2021.

U.K. Segment Financial Information Recast for Discontinued Operations

On February 25, 2019, the Company placed its U.K. segment into administration, which resulted in treatment of the U.K. segment as discontinued operations for all periods presented. Throughout this report, financial information for all periods are presented on a continuing operations basis, excluding the results and positions of the U.K. segment. See Note 22, "Discontinued Operations" for additional information. For a full recast of the 2018 Annual Report on Form 10-K on a discontinued operations basis, see the Company's Current Report on Form 8-K filed with the SEC on June 28, 2019.

Equity Security Investments in Katapult

Katapult is an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. CURO first invested in Katapult in 2017 as the Company identified multiple catalysts for future success–an innovative e-commerce POS business model, a focus on the large and under-penetrated non-prime financing market and a clear and compelling value proposition for merchants and consumers.

During the second and third quarters of 2019, Katapult completed an equity raising round through which the Company increased its investment to 43.8%, resulting in the accounting of the investment under the equity method. The Company recognizes its proportionate share of Katapult's earnings on a two-month lag.

During the third quarter of 2020, as a result of additional investments, the Company had a change in accounting methodology for a portion of its investments in Katapult from the equity method to the measurement alternative under ASC 321 for investments without a readily determinable fair value. As a result, these investments were reclassified from the equity method to investment at cost minus impairment under the measurement alternative. Investments not accounted for under the measurement alternative are considered common stock and in-substance common stock and continue to be accounted for under the equity method of accounting as of December 31, 2020. The Company records both the equity method investment and the investment at cost minus impairment under the measurement alternative in "Investments" on the Consolidated Balance Sheets. As of December 31, 2020, the Company's total investment in Katapult is $27.4 million.

The Company elected the practical expedient available under ASC 321-10-35-2 to only remeasure the investment in Katapult at fair value upon an indication of impairment or upon the existence of an observable price change in an orderly transaction for the identical or similar security. There were no such qualifying transactions with respect to the securities that would indicate the fair value of the Investment in Katapult through December 31, 2020.

In December 2020, the Company announced it would benefit from Katapult's definitive merger agreement with FinServ. The transaction, when completed, will provide consideration to CURO in a combination of cash and stock. The Company does not

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
consider entry into the merger agreement to represent an observable transaction, for which the Company's investment recognized under the measurement alternative would be marked to fair value under ASC 321-10-35-2.

The Company holds warrants to purchase additional shares of common stock of Katapult and has also guaranteed to pay $5.5 million of certain notes, held by Katapult, to a third-party lender in the event of default by Katapult.

See Note 6, "Fair Value Measurements" for additional detail regarding the Company's investment in Katapult.

COVID-19

The COVID-19 pandemic caused significant volatility to global markets in 2020 and disrupted consumer behavior as well as business outlooks. Macroeconomic conditions, in general, and the Company's operations have been significantly affected by COVID-19 and though vaccines recently developed to combat the spread of the pandemic further are in the beginning phases of being administered, the distribution to the general public in both the U.S. and Canada is slower than expected and there continues to be no reliable estimate of when the pace of vaccination will quicken. Resurgences of the pandemic in various states and provinces in which the Company operates also adds uncertainty as jurisdictions establish or re-institute protocols to lessen the burden of these cases, as described further below.

Federal, state/provincial and local governments continue to monitor COVID-19 cases and resurgences. Decrees were issued by regional governmental entities prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work during the height of the pandemic or in cases of resurgences. Although CURO's operations are considered an essential financial service, the Company experienced a decline in product demand as a result of the macroeconomic conditions, particularly in the second quarter of 2020, which reflected the first full quarter COVID-19's impact in both countries. Consumer liquidity during 2020 was impacted by stimulus payments in both the U.S. and Canada, resulting in a decline in the Company's products. In the fourth quarter of 2020, CURO experienced a modest sequential increase in demand for its loan products as the effect of government stimulus programs subsided. The extent of the impact of COVID-19 on the Company's business is uncertain and difficult to predict, as information evolves with respect to the duration and severity of the pandemic. Therefore, the impact of COVID-19 has not necessarily been fully realized in the Company's results of operations and overall financial performance as of December 31, 2020. Refer to Note 2, "Loans Receivable and Revenue" for an explanation of COVID-19 on the Company's loans receivable and the allowance for loan losses as of December 31, 2020. Refer to Note 9, "Income Taxes" for the impact on the Company's provision for income taxes due to the CARES Act.

As a provider of an essential service, the Company remains focused on protecting the health and well-being of its employees, customers and the communities in which it operates, as well as assuring the continuity of its business operations. While CURO continues serving its customers through both store and online channels, store hours are reduced, enhanced cleaning protocols for all facilities are in place and social distancing guidelines are in effect to aid in combating the spread of the pandemic.

U.S. Response to COVID-19

On March 27, 2020 the CARES Act became law in the U.S. The CARES Act was intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The CARES Act also provides supplemental appropriations for federal agencies to respond to the COVID-19 pandemic.

The CARES Act modified the limitation on business interest expense and net operating loss provisions, and provided a payment delay of employer payroll taxes incurred after the date of enactment. The Company expects to delay payment of the Company's portion of the employees' Social Security payroll taxes, which was due in 2020, with 50% now due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act also included two provisions that directly impacted the demand for the Company's loan products as well as its customers’ ability to make payments on their existing loans. The CARES Act included one-time payments of up to $1,200 per adult for individuals whose income was less than $99,000 (or $198,000 for tax joint filers), $500 per child under 17 years old, and up to $3,400 for a family of four if certain eligibility criteria were met. The CARES Act also provided unemployment benefit expansion, including (i) an additional $600 federal stimulus payment automatically added to each week of state benefits received between March 29 and July 25, 2020; (ii) expanded pandemic unemployment assistance coverage to self-employed workers, independent contractors, people with limited employment history and people who had used all of their regular unemployment insurance benefits; and (iii) pandemic emergency unemployment compensation, which extends unemployment insurance benefits from 26 weeks to 39 weeks within a 12-month benefit year.

Following the expiration of the $600 federal stimulus payment on July 25, 2020, unemployment benefits were extended with an additional $300 per week from the federal government, which is subject to state-by-state implementation efforts. These

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
extended unemployment benefits expired in December 2020. Although the $300 benefit was expected to remain through the end of 2020, most states exhausted the available funds under this plan in the fourth quarter of 2020 before the expiration.

In December 2020, a second round of direct payments to individuals, modeled after the stimulus sent out as part of the CARES Act, was passed by the U.S. Congress. The direct payments were up to $600 per individual and qualified child, with no cap on household size. Adult dependents are not eligible. The rebate was designed similarly to the original stimulus as they were be advanced tax credits based on 2019 taxable income and began to phase out in value beginning at $75,000 for single filers, $112,500 for heads of household, and $150,000 for those married filing jointly. The payments phase out entirely at $87,000 for single filers with no qualifying dependents and $174,000 for those married filing jointly with no qualifying dependents.

Canada's Response to COVID-19

On March 18, 2020, the Canadian government announced a set of pandemic measures as part of the Government of Canada’s COVID-19 Economic Response Plan. This plan included several provisions that directly impacted the demand for the Company's products as well as its customers’ ability to make payments on their existing loans, including (i) the Canada Emergency Response Benefit, which provides a C$2,000 benefit every four weeks for 24 weeks to eligible workers who become unemployed or under-employed as a result of COVID-19; (ii) a $300 per child Canada Child Benefit paid on May 20, 2020; (iii) a one-time special payment through Canada’s Goods and Services Tax credit for low and modest-income families that averages $400 for individuals and $600 for couples; and (iv) temporary wage increases for low-income essential workers funded at the federal level but disbursed at the provincial level. The Canada Emergency Response Benefit plan expired on September 26, 2020.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of CURO, its wholly-owned subsidiaries and VIEs that meet the requirements of consolidation. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Some of the significant estimates that the Company has made in the accompanying Consolidated Financial Statements include allowances for loan losses, certain assumptions related to goodwill and intangibles, accruals related to self-insurance, CSO liability for losses and estimated tax liabilities. Actual results may differ from those estimates.

Revenue Recognition

CURO offers a broad range of consumer finance products including Open-End, Unsecured Installment, Secured Installment and Single-Pay loans. Revenue in the Consolidated Statements of Operations includes: interest income, finance charges, CSO fees, late fees, non-sufficient funds fees and other ancillary fees. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Installment loans include Unsecured Installment loans and Secured Installment loans. These loans are fully amortizing, with a fixed payment amount, which includes principal and accrued interest, due each period during the loan term. The loan terms for Installment loans can range up to 60 months depending on state or provincial regulations. The Company records revenue from Installment loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets as earned. CSO fees are recognized ratably over the term of the loan as earned. Secured Installment loans are similar to Unsecured Installment loans but are secured by a clear vehicle title or security interest in the vehicle.

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

Check cashing fees, money order fees and other fees from ancillary products and services are generally recognized at the point-of-sale when the transaction is completed. The Company also earns revenue from the sale of credit protection insurance in the Canadian market, which are recognized ratably over the term of the loan. In 2020, due to COVID-19, revenue from the sale of insurance to Open-End loan customers remained flat year over year due to increased insurance claims from consumers impacted by COVID-19, despite an overall increase in Open-End loan balances during the year.

Cash and cash equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

The Company's restricted cash includes deposits in collateral accounts with financial institutions, consumer deposits related to prepaid cards and checking account programs and funds related to loan facilities disclosed in Note 4, "Variable Interest Entities."

Consumer Loans Receivable

Consumer loans receivable are net of the allowance for loan losses and are comprised of Open-End, Unsecured Installment, Secured Installment and Single-Pay loans.

Open-End, Unsecured Installment and Secured Installment loans require periodic payments of principal and interest. Open-End loans function much like a revolving line-of-credit, whereby the periodic payment is a set percentage of the customer’s outstanding loan balance, and there is no defined loan term. Installment loans are fully amortized loans with a fixed payment amount due each period during the term of the loan. The loan terms for Installment loans can range up to 60 months, depending on state regulations. Installment loans are offered as both secured auto title loans and as unsecured loan products. Open-End loans are primarily unsecured. The product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Single-Pay loans are primarily unsecured, short-term, small denomination loans, with a small portion being auto title loans, which allow a customer to obtain a loan using their car as collateral. A Single-Pay loan transaction consists of providing a customer cash in exchange for the customer’s personal check or Automated Clearing House (“ACH”) authorization (in the aggregate amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check or scheduled ACH withdrawal until the customer’s next payday, which is typically either two weeks or a month from the loan’s origination date. An auto title loan allows a customer to obtain a loan using the customer’s car as collateral for the loan, with a typical loan term of 30 days.

Current and Past-Due Loans Receivable

CURO classifies loans receivable as either current or past-due. Single-Pay loans are considered past-due if a customer misses a scheduled payment, at which point the loan is charged-off. If a customer misses a scheduled payment for Open-End and Installment loans, the entire customer balance is classified as past-due. Open-End and Installment loans are charged-off when the loan has been contractually past-due for 90 consecutive days. Open-End loans were impacted by the Q1 2019 Open-End Loss Recognition. These changes in accounting estimates are discussed immediately below.

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

The Q1 2019 Open-End Loss Recognition Change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning January 1, 2019.

The change affects comparability to prior periods as follows:

•Revenues: for the year ended December 31, 2019, gross revenues include interest earned on past-due loan balances of approximately $49 million, while revenues in prior-year periods do not include comparable amounts.

•Provision for Losses: prospectively from January 1, 2019, past-due, unpaid balances plus related accrued interest charge-off on day 91. Provision for losses is affected by NCOs (total charge-offs less total recoveries) plus changes to the Allowance for loan losses. Because NCOs prospectively include unpaid principal and up to 90 days of related accrued interest, NCO amounts and rates are higher and the Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable is higher. The Open-End Allowance for loan losses as a percentage of Open-End gross loans receivable increased to 16.4% at December 31, 2019, compared to 9.6% at December 31, 2018.

For Single-Pay loans, past-due loans are charged-off upon payment default and typically do not return to current for any subsequent payment activity. For Open-End and Installment loans, customers with payment delinquency of 90 consecutive days are charged-off. Charged-off loans never return to current or performing, and all subsequent activity is accounted for within recoveries in the Allowance for loan losses. If a past-due Installment loan customer makes payments sufficient to bring the account current for principal plus all accrued interest or fees pursuant to the original terms of the loan contract before becoming 90 consecutive days past-due, the underlying loan balance returns to current classification.

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

The Company records its allowance for loan losses related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged-off. A TDR is charged off consistent with the Company's policies for the related loan product.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on non-accrual status due to statutory requirements or at management’s judgment if the timely collection of principal and interest becomes uncertain. After a loan is placed on non-accrual status, no further interest is accrued. Loans are not typically returned to accrual status and thus remain on non-accrual status until they are paid or charged-off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. The Company's policy for determining past due status is consistent with that of the Company's accrual loans, depending on the product.

Credit Services Organization

Through the CSO programs, the Company acts as a CSO/CAB on behalf of customers in accordance with applicable state laws. The Company currently offers loans through CSO programs in stores and online in the state of Texas. As a CSO, CURO earns revenue by charging the customer a CSO fee for arranging an unrelated third-party to make a loan to that customer. When a customer executes an agreement with CURO under the CSO programs, the Company agrees, for a CSO fee payable to the Company by the customer, to provide certain services to the customer, one of which is to guarantee the customer’s obligation to repay the loan to the third-party lender. CSO fees are calculated based on the amount of the customer's outstanding loan. For CSO loans, each lender is responsible for providing the criteria by which the customer’s application is underwritten and, if approved, determining the amount of the customer loan. The Company is, in turn, responsible for assessing whether or not to guarantee the loan. This guarantee represents an obligation to purchase loans if they are charged-off.

Prior to May 2019, the Company operated as a CSO in Ohio. In July 2018, the Ohio legislature passed House Bill 123 which significantly limited permissible fees and other terms on short term loans in Ohio. As a result, the Company stopped operating as a CSO in Ohio in April 2019.
CURO currently has relationships with two unaffiliated third-party lenders for CSO programs. The Company periodically evaluates the competitive terms of the unaffiliated third-party lender contracts and such evaluation may result in the transfer of volume and loan balances between lenders. The process does not require significant effort or resources outside the normal course of business and the Company believes the incremental cost of changing or acquiring new unaffiliated third-party lender relationships to be immaterial.

CURO estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which is recognized for the consumer loans and is included as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

CSO fees are calculated based on the amount of the customer’s outstanding loan. The Company complies with the applicable jurisdiction’s Credit Services Organization Act or a similar statue. These laws generally define the services that CURO can provide to consumers and require the Company to provide a contract to the customer outlining its services and related costs. For services provided under the CSO programs, the Company receives payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days. During the years ended December 31, 2020, 2019 and 2018, approximately 60.7%, 58.2% and 57.3%, respectively, of Unsecured Installment loans,

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and 59.1%, 54.3% and 54.5%, respectively, of Secured Installment loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, they are not included in the Company's Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expense and other” in the Consolidated Balance Sheets. The Company receives cash from customers for these fees on their scheduled loan repayment due dates.

For additional information on CSO loans, refer to Note 3, "Credit Services Organization."

Variable Interest Entity

As part of the Company's funding strategy and efforts to support the liquidity from sources other than the traditional capital market sources, the Company established a securitization program through Non-Recourse U.S. and Canada SPV Facilities. See Note 4, "Variable Interest Entities" for further discussion on both facilities. The Company entered into the Non-Recourse Canada SPV Facility during the third quarter of 2018 and the Non-Recourse U.S. SPV Facility during the second quarter of 2020. The Company transfers certain consumer loan receivables to the VIEs that issues term notes backed by the underlying consumer loan receivables which are serviced by other wholly-owned subsidiaries.

For each facility, the Company has the ability to direct the activities of the VIE that most significantly impact the economic performance of the entities as the servicer of the securitized loan receivables. Additionally, CURO has the right to receive residual payments, which exposes the Company to the potential for significant losses and returns. Accordingly, the Company determined that they are the primary beneficiary of the VIEs and are required to consolidate them.

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

As of December 31, 2020 and 2019, the Company had $96.1 million and $112.2 million, respectively, in variable interest rate debt outstanding related to the Non-Recourse Canada SPV Facility. In August 2018, the Company entered into a four-year C$175.0 million interest rate cap agreement with the Royal Bank of Canada that capped the related three-month CDOR rate at 4.50% beginning in September 2018. During the year ended December 31, 2020 and 2019, the three-month CDOR rate did not exceed 4.50% and did not have a material impact on the Company's Statement of Operations.

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

The estimated useful lives for furniture, fixtures and equipment are five years to seven years. The estimated useful lives for leasehold improvements can vary from one year to fifteen years. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the depreciable or amortizable assets.

Business Combination Accounting

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

Ad Astra Acquisition

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the Consolidated Financial Statements. Prior to the acquisition, all costs related to Ad Astra were included in "Other costs of providing services." Following the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. See Note 15, "Acquisitions" for further information.
Flexiti Acquisition
On February 1, 2021, the Company announced it entered into an agreement to acquire Flexiti, an emerging growth Canadian POS/BNPL provider. See Note 24, "Subsequent Events" for further information.
Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination at the time of acquisition. In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs impairment testing for goodwill and indefinite-lived intangible assets annually, as of October 1st, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. The Company did not record any impairment losses on goodwill from continuing operations during the years ended December 31, 2020, 2019 or 2018.

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

The Company applied the guidance under ASC 350 to software that is purchased or internally developed. Under ASC 350, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to "Other intangibles, net" in the Consolidated Balance Sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method over its estimated useful life, which ranges from three years to ten years.

The “Cash Money” trade name was determined to be an intangible asset with an indefinite life. Intangible assets with indefinite lives are not amortized, but instead are tested annually for impairment and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If deemed impaired, the asset’s carrying amount is reduced to its estimated fair value. No intangible impairments were recorded during the years ended December 31, 2020, 2019 or 2018. See Note 5, "Goodwill and Intangibles" for further information.

The Company's finite lived intangible assets are amortized over their estimated economic benefit period, generally from three to 10 years. The Company reviews the intangible assets for impairment annually in the fourth quarter or whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If the Company were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from the annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. There were no changes in events or circumstances related to the Company's continuing operations that caused the Company to review the finite lived intangible assets for impairment for the years ended December 31, 2020, 2019 or 2018. Additionally, no impairments were recorded during the years ended December 31, 2020, 2019 or 2018. See Note 5, "Goodwill and Intangibles" for further information.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs incurred in obtaining financing. These costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of associated debt, consistent with discounts or premiums. The effective interest rate method is used to amortize the deferred financing costs over the life of the Senior Secured Notes and the straight-line method is used to amortize the deferred financing costs of the Non-Recourse SPV facilities. See Note 7, "Debt" for additional details on the Company's capital resources.

Fair Value Measurements

The Company determines fair value measurements of financial and non-financial assets and liabilities in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). This guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. See Note 6, “Fair Value Measurements” for additional information.

Concentration Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of its loans receivable. Concentrations of credit risk with respect to loans receivable are limited due to the large number of customers comprising the Company's customer base.

Revenues originated in Texas, California and Ontario represented approximately 22.6%, 13.6% and 16.6%, respectively, of the Company's consolidated revenues for the year ended December 31, 2020. Revenues originated in Texas, California and Ontario represented approximately 24.6%, 18.4% and 13.6%, respectively, of the Company's consolidated revenues for the year ended December 31, 2019. Revenues originated in Texas, California and Ontario represented approximately 26.0%, 19.2% and 11.5%, respectively, of the Company's consolidated revenues for the year ended December 31, 2018.

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
Leases

The Company has entered into leases for store locations and corporate offices, some of which contain provisions for future rent increases or periods in which rent payments are reduced (abated). As of January 1, 2019, the Company adopted ASU 2016-02, Leases ("Topic 842") which requires leases to be recognized on the balance sheet with the present value of lease payments over the lease term at the commencement date to be expensed. See "Recently Adopted Accounting Pronouncements" below and Note 12, "Leases" for required disclosures by Topic 842.

Prior to January 1, 2019, in accordance with U.S. GAAP, the Company recorded monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to "Deferred rent" in the Consolidated Balance Sheets.

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

Advertising—Advertising costs are expensed as incurred.

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

Interest Expense—includes interest related to the Company's Senior Secured Notes, Non-Recourse SPV facilities and Senior Revolver.

Share-Based Compensation

CURO accounts for share-based compensation expense for awards to employees and directors at the estimated fair value on the grant date. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model, which requires CURO to make several assumptions including, but not limited to, the risk-free interest rate and the expected volatility of publicly-traded stocks in the financial services industry. The expected option term is calculated using the average of the vesting period and the original contractual term. For RSUs, the value of the award is calculated using the closing market price of the common stock on the grant date for time-based RSUs and using the Monte Carlo simulation pricing model for the market-based RSUs. The Company recognizes the estimated fair value of share-based awards as compensation expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur for all share-based awards.

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

The Company recognizes forfeitures as they occur.

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

CURO follows accounting guidance which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements unrecognized tax benefits for tax positions taken or expected to be taken on a tax return. Under this guidance, tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application of this guidance requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating tax positions and tax benefits, and the recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As the Company obtains additional information, they may need to adjust the recognized tax positions and tax benefits. For additional information related to unrecognized tax benefits, see Note 9, "Income Taxes."

Foreign Currency Translation

The Canadian dollar is considered the functional currency for operations in Canada. All balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at each Balance Sheet date. The Statements of Operations are translated at the average rates of exchange during each period. The Company has determined that certain intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of "Accumulated other comprehensive income (loss)" in the Statements of Stockholders' Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of "Corporate, district and other expenses" in the Consolidated Statements of Operations.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Recently Adopted Accounting Pronouncements

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (i) that are reasonably certain to be exercised by the customer or (ii) for which exercise of the renewal option is controlled by the cloud service provider. The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Consolidated Financial Statements.

ASU 2018-13

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The Company adopted ASU 2018-13 as of January 1, 2020, which did not have a material impact on the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13 and subsequent amendments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, and ASU 2020-02 in February 2020. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualify as an SRC, for which the Company currently qualifies. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016‑13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its Consolidated Financial Statements.

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company does not expect the adoption of these ASUs to have a material impact on its Consolidated Financial Statements.

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

NOTE 2 – LOANS RECEIVABLE AND REVENUE
CURO's customers and its overall credit performance were impacted in 2020 as a result of COVID-19. As described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations", the U.S. and Canadian governments instituted several initiatives to ease the personal burden of the pandemic, including various federal aid and stimulus programs. During the second half of 2020, consumer demand gradually increased as stay-at-home and self-quarantine orders were lifted in some jurisdictions in response to lower COVID-19 infection rates as well as the expiration of governmental stimulus programs. However, ongoing impacts from, and risks related to, COVID-19 have caused continued uncertainty regarding the performance of NCOs over the loss-development period as of December 31, 2020. The Company has maintained its historical allowance approach, but has adjusted estimates for changes in past-due gross loans receivable due to market conditions leading up to and at December 31, 2020 caused by COVID-19. The estimates and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this 2020 Form 10-K and which are indicative of conditions as of December 31, 2020.

As a result of COVID-19, the Company enhanced its Customer Care Program and began modifying loans for borrowers that experienced financial distress, as described in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the "TDR Loans Receivable" tables, below.

Revenue and Receivable Characteristics by Product
Open-End revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes.
Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1.0% of Installment revenues. Unsecured Installment loans include the Company's participating interest in Verge Credit loans.
Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes revenue by product (in thousands):

	Year Ended December 31,
	2020	2019	2018
Open-End	$249,502	$245,256	$141,963
Unsecured Installment	339,116	530,730	523,282
Secured Installment	79,136	110,513	110,677
Single-Pay	120,433	191,449	218,992
Ancillary	59,209	63,849	50,159
Total revenue(1)	$847,396	$1,141,797	$1,045,073
(1) Includes revenue from CSO programs of $185.5 million, $281.6 million and $283.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	December 31, 2020
	Open-End	Unsecured Installment	Secured Installment	Single-Pay(1)	Total
Current loans receivable	$321,105	$78,235	$40,358	$43,780	$483,478
Delinquent loans receivable	37,779	24,190	8,275	—	70,244
Total loans receivable	358,884	102,425	48,633	43,780	553,722
Less: allowance for losses	(51,958)	(24,073)	(7,047)	(3,084)	(86,162)
Loans receivable, net	$306,926	$78,352	$41,586	$40,696	$467,560
(1) Of the $43.8 million of Single-Pay receivables, $11.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2020
	Open-End	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$17,517	$10,361	$3,764	$31,642
31-60 days past-due	9,276	7,124	2,199	18,599
61 + days past-due	10,986	6,705	2,312	20,003
Total delinquent loans receivable	$37,779	$24,190	$8,275	$70,244

	December 31, 2019
	Open-End	Unsecured Installment	Secured Installment	Single-Pay(1)	Total
Current loans receivable	$285,452	$117,682	$70,565	$81,447	$555,146
Delinquent loans receivable	50,072	43,100	17,510	—	110,682
Total loans receivable	335,524	160,782	88,075	81,447	665,828
Less: allowance for losses	(55,074)	(35,587)	(10,305)	(5,869)	(106,835)
Loans receivable, net	$280,450	$125,195	$77,770	$75,578	$558,993
(1) Of the $81.4 million of Single-Pay receivables, $22.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2019
	Open-End	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$21,823	$15,369	$8,039	$45,231
31-60 days past-due	13,191	12,403	4,885	30,479
61 + days past-due	15,058	15,328	4,586	34,972
Total delinquent loans receivable	$50,072	$43,100	$17,510	$110,682

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	December 31, 2020
	Unsecured Installment	Secured Installment	Total
Current loans receivable Guaranteed by the Company	$37,096	$775	$37,871
Delinquent loans receivable Guaranteed by the Company	6,079	155	6,234
Total loans receivable Guaranteed by the Company	43,175	930	44,105
Less: Liability for losses on CSO lender-owned consumer loans	(7,160)	(68)	(7,228)
Loans receivable Guaranteed by the Company, net	$36,015	$862	$36,877

	December 31, 2020
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$5,435	$103	$5,538
31-60 days past-due	490	37	527
61 + days past-due	154	15	169
Total delinquent loans receivable	$6,079	$155	$6,234

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Current loans receivable guaranteed by the Company	$61,840	$1,944	$63,784
Delinquent loans receivable guaranteed by the Company	12,477	392	12,869
Total loans receivable guaranteed by the Company	74,317	2,336	76,653
Less: Liability for losses on CSO lender-owned consumer loans	(10,553)	(70)	(10,623)
Loans receivable guaranteed by the Company, net	$63,764	$2,266	$66,030

	December 31, 2019
	Unsecured Installment	Secured Installment	Total
Delinquent loans receivable
0-30 days past-due	$10,392	$326	$10,718
31-60 days past-due	1,256	40	1,296
61 + days past-due	829	26	855
Total delinquent loans receivable	$12,477	$392	$12,869

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes activity in the allowance for loan losses (dollars in thousands):

	Year Ended December 31, 2020
	Open-End	Unsecured Installment	Secured Installment	Single-Pay	Other	Total
Allowance for loan losses:
Balance, beginning of period	$55,074	$35,587	$10,305	$5,869	$—	$106,835
Charge-offs	(129,664)	(98,870)	(37,243)	(106,817)	(3,856)	(376,450)
Recoveries	21,312	22,076	10,239	86,092	1,983	141,702
Net charge-offs	(108,352)	(76,794)	(27,004)	(20,725)	(1,873)	(234,748)
Provision for losses	104,249	65,272	23,746	18,003	1,873	213,143
Effect of foreign currency translation	987	8	—	(63)	—	932
Balance, end of period	$51,958	$24,073	$7,047	$3,084	$—	$86,162
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$—	$10,623
Increase in liability	—	3,393	2	—	—	3,395
Balance, end of period	$—	$7,160	$68	$—	$—	$7,228

The following table summarizes activity in the allowance for loan losses (dollars in thousands):

	Year Ended December 31, 2019
	Open-End	Unsecured Installment	Secured Installment	Single-Pay	Other	Total
Allowance for loan losses:
Balance, beginning of period	$19,901	$37,716	$12,191	$4,189	$—	$73,997
Charge-offs	(108,319)	(158,251)	(47,195)	(155,250)	(5,445)	(474,460)
Recoveries	19,061	23,660	10,744	109,124	3,284	165,873
Net charge-offs	(89,258)	(134,591)	(36,451)	(46,126)	(2,161)	(308,587)
Provision for losses	123,726	132,433	34,565	47,739	2,161	340,624
Effect of foreign currency translation	705	29	—	67	—	801
Balance, end of period	$55,074	$35,587	$10,305	$5,869	$—	$106,835
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$11,582	$425	$—	$—	$12,007
Decrease (increase) in liability	—	1,029	355	—	—	1,384
Balance, end of period	$—	$10,553	$70	$—	$—	$10,623

As of December 31, 2020, Open-End and Installment loans classified as nonaccrual were $4.4 million and $6.2 million, respectively. As of December 31, 2019, Installment and Open-End loans classified as nonaccrual were $16.6 million and $7.9 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the allowance for loan losses as delinquencies are a primary input into the Company's roll rate-based model.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
TDR Loans Receivable

The table below presents TDRs, which are related to the Customer Care Program the Company implemented in response to COVID-19, included in gross loans receivable and the impairment included in the allowance for loan losses (in thousands):

As of December 31, 2020
Current TDR gross receivables	$13,563
Delinquent TDR gross receivables	6,309
Total TDR gross receivables	19,872
Less: Impairment included in the allowance for loan losses	(3,482)
Less: Additional allowance	(4,497)
Outstanding TDR receivables, net of impairment	$11,893

There were no TDRs as of December 31, 2019.
The tables below reflect new loans modified and classified as TDRs during the periods presented (in thousands):

Year Ended December 31, 2020
Pre-modification TDR loans receivable	$38,930
Post-modification TDR loans receivable	34,252
Total concessions included in gross charge-offs	$4,678

There was $11.6 million of loans classified as TDRs that were charged off and included as a reduction in the allowance for loan losses for the year ended December 31, 2020. The Company had commitments to lend additional funds of approximately $2.4 million to customers with available and unfunded Open-End loans classified as TDRs as of December 31, 2020.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for and at the year ended December 31, 2020 (dollars in thousands):

Year Ended December 31, 2020
Average outstanding TDR loans receivable (1)	$20,631
Interest income recognized	17,074
Number of TDR loans(2)	27,082
(1) For the year ended December 31, 2020, the average is calculated based on the amount immediately after the loan was classified as a TDR and the ending TDR balance as of December 31, 2020 as there were no TDRs prior to April 1, 2020.

(2) Presented in ones

There were no loans classified as TDRs during the year ended December 31, 2019.

NOTE 3 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $5.0 million and $14.7 million at December 31, 2020 and December 31, 2019, respectively, and are reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Significant Accounting Policies and Nature of Operations" for further details of the Company's accounting policy.

As of December 31, 2020 and December 31, 2019, the incremental maximum amount payable under all such guarantees was $36.6 million and $62.7 million, respectively. This liability is not included in the Company's Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $7.2 million and $10.6 million at December 31, 2020 and December 31, 2019, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company placed $5.5 million and $6.2 million in collateral accounts for the benefit of lenders at December 31, 2020 and December 31, 2019, respectively, which is reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial for the years ended December 31, 2020 and 2019 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 2, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 4 - VARIABLE INTEREST ENTITIES

As of December 31, 2020, the Company had two credit facilities whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 7, "Debt" for additional details on the Non-Recourse U.S. SPV facility, entered into in April 2020, and the Non-Recourse Canada SPV facility, entered into in August 2018.

The Company has determined that CURO is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the Consolidated Financial Statements. As required, CURO parenthetically discloses on the Consolidated Balance Sheets the VIEs’ assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs’ creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the Company's special purpose subsidiaries were as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets
Restricted cash	$31,994	$17,427
Loans receivable less allowance for loan losses	306,302	220,067
Intercompany receivable(1)	15,382	—
Prepaid expenses and other	388	—
Deferred tax assets	105	—
Total Assets	$354,171	$237,494
Liabilities
Accounts payable and accrued liabilities	$34,055	$13,462
Deferred revenue	136	46
Accrued interest	1,147	871
Intercompany payable(1)	—	69,639
Debt	139,661	112,221
Total Liabilities	$174,999	$196,239
(1) Intercompany receivable and payable VIE balances eliminate upon consolidation.

NOTE 5 – GOODWILL AND INTANGIBLES

The Goodwill balance includes no accumulated impairment. The change in the carrying amount of Goodwill by operating segment, known as reporting unit for goodwill testing purposes, for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	U.S.	Canada	Total
Goodwill at Goodwill at December 31, 2018	$91,131	$28,150	$119,281
Foreign currency translation - 2019	—	1,328	1,328
Goodwill at Goodwill at December 31, 2019	91,131	29,478	120,609
Acquisition (Note 15)	14,791	—	14,791
Foreign currency translation - 2020	—	691	691
Goodwill at Goodwill at December 31, 2020	$105,922	$30,169	$136,091

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company tests goodwill at least annually for potential impairment as of October 1 and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on the Company's policy for assessing goodwill for impairment.

During the fourth quarter of 2020 and 2019, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units.

Impact of COVID-19 to U.S. and Canada Reporting Units

During the first quarter of 2020, the Company determined a triggering event had occurred for the U.S. and Canada reporting units as a result of COVID19. The global crisis caused by the pandemic drove significant declines in macroeconomic market conditions and altered the assumptions used in the Company's forecast for both reporting units. After performing an interim review, the Company concluded that the fair value of each reporting unit was in excess of its respective carrying value.

Identifiable intangible assets consisted of the following:

		December 31, 2020			December 31, 2019
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Assets not subject to amortization
Trade name	—	$22,881	$—	$22,881	$22,357	$—	$22,357
Assets subject to amortization
Customer relationships	2.0	9,782	(9,249)	533	8,982	(8,982)	—
Computer software	7.5	33,186	(16,386)	16,800	26,328	(14,758)	11,570
Trade name	2.2	321	(110)	211	—	—	—
Balance, end of year		$66,170	$(25,745)	$40,425	$57,667	$(23,740)	$33,927

The Company's identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Cash Money trade name intangible asset that has a carrying amount of $22.9 million, which was determined to have an indefinite life and is not amortized. The estimated useful lives for the Company's other intangible assets range from 1 to 10 years. Aggregate amortization expense related to identifiable intangible assets was $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2020 for each of the following five fiscal years (in thousands):

Year Ending December 31,
2021	$2,537
2022	1,868
2023	1,123
2024	945
2025	945

NOTE 6 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company is required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable, meaning those that reflect the Company's own judgement about the assumptions market participants would use

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
in pricing the asset or liability based on the best information available for the specific circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

Level 3 – Unobservable inputs reflecting the Company's own judgments about the assumptions market participants would use in pricing the asset or liability as a result of limited market data. The Company develops these inputs based on the best information available, including its own data.

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the Consolidated Balance Sheets at December 31, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,140	$7,140	$—	$—	$7,140
Financial liabilities:
Non-qualified deferred compensation plan	$4,690	$4,690	$—	$—	$4,690

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Consolidated Balance Sheets at December 31, 2020 (in thousands).

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$213,343	$213,343	$—	$—	$213,343
Restricted cash	54,765	54,765	—	—	54,765
Loans receivable, net	467,560	—	—	467,560	467,560
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$7,228	$—	$—	$7,228	$7,228
8.25% Senior Secured Notes	680,000	—	646,000	—	646,000
Non-Recourse U.S. SPV facility	43,586	—	—	49,456	49,456
Non-Recourse Canada SPV facility	96,075	—	—	97,971	97,971

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

Loans Receivable, Net

Loans receivable are carried on the Consolidated Balance Sheets net of the Allowance for loan losses. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. In 2020, COVID-19 Impacts affected several of these factors, which is reflected in Allowance for loan losses. The carrying value of loans receivable, net approximates their fair value for all periods presented. Refer to Note 2, "Loans Receivable and Revenue" for additional information.

CSO Program

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender charged-off loans that it has guaranteed. Refer to Note 2, "Loans Receivable and Revenue" and Note 3, "Credit Services Organization" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
8.25% Senior Secured Notes and Non-Recourse U.S. and Canada SPV Facilities

The fair value disclosure for the 8.25% Senior Secured Notes was based on observable market trading data. The fair values of the Non-Recourse U.S. SPV Facility and Non-Recourse Canada SPV Facility were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below represents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)
Balance at December 31, 2019	$10,068	$—
Equity method (loss) - Q1 2020	(1,618)	—
Balance at March 31, 2020	8,450	—
Equity method income - Q2 2020	741
Balance at June 30, 2020	9,191	—
Equity method income - Q3 2020	3,530	—
Accounting policy change for certain securities from equity method investment to cost minus impairment	(12,452)	12,452
Purchases of common stock warrants and preferred shares	4,030	7,157
Balance at September 30, 2020	4,299	19,609
Equity method income - Q4 2020	1,893	—
Purchases of common stock	1,570	—
Balance at December 31, 2020	$7,762	$19,609

Classification as of December 31, 2019	Level 3, not carried at fair value	N/A
Classification as of December 31, 2020	Level 3, not carried at fair value	Level 3, carried at measurement alternative
(1) The Company elected to measure this equity security without a readily determinable fair value at its cost minus impairment. If the Company identifies an observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it will measure the equity security at fair value as of the date that the observable transaction occurred.

Prior to September 2020, the Company owned 42.5% of the outstanding shares (excluding unexercised options) of Katapult comprised of multiple classes of equity, including preferred stock and certain common stock warrants, which met the accounting criteria for in-substance common stock at the time of acquisition. This financial asset was not carried at fair value. The Company accounted for this investment under the equity method, and recognized a proportionate share of Katapult’s income on a two-month lag. The Company’s share of Katapult’s periodic income was $4.5 million for the year ended December 31, 2020.

The Company recorded a loss on its equity method investments in Katapult for the year ended December 31, 2019 of $6.3 million. During 2019, Katapult completed an incremental equity issuance round at a reduced value per share less. This round included investments from both existing and new shareholders and was considered indicative of the fair value of shares in Katapult. Accordingly, during the year ended December 31, 2019, the Company recognized a $3.7 million loss on its investment, adjusting it to fair market value, resulting in a total loss on its equity method investments of $6.3 million.

In September 2020, the Company acquired common stock warrants and preferred shares of Katapult from existing shareholders for $11.2 million. This transaction resulted in the reevaluation of the accounting for all of the Company’s holdings in Katapult. The Company determined that its holdings of certain common stock warrants qualified as in-substance common stock required to be accounted for using the equity method. The Company’s holdings in preferred stock and certain other common stock warrants did not meet the criteria for in-substance common stock and therefore are carried at cost minus impairment under the measurement alternative instead of applying the equity method. As a result, Company (i) reclassified $12.5 million from an equity method investment to cost minus impairment under the measurement alternative, (ii) recorded a purchase of common stock warrants for $4.0 million determined to be in-substance common stock within its equity method investment and (iii) recorded a purchase of preferred shares for $7.2 million that was accounted for under the measurement alternative.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
In October and November 2020, the Company acquired common stock of Katapult from existing shareholders for $1.6 million. As a result, the Company recorded this purchase within its equity method investment.

On a diluted basis, which includes common stock warrants held in Katapult accounted for under the equity method and preferred shares accounted for at cost less impairment under the measurement alternative, the Company's total ownership of Katapult's shares, excluding unexercised options, was 47.7% as of December 31, 2020.

NOTE 7 – DEBT

Debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
8.25% Senior Secured Notes	$680,000	$678,323
Non-Recourse U.S. SPV Facility	43,586	—
Non-Recourse Canada SPV Facility	96,075	112,221
Debt	$819,661	$790,544

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the remaining balance of capitalized financing costs of $10.0 million, net of amortization, is included in the Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

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

Non-Recourse U.S. SPV Facility

In April 2020, CURO Receivables Finance II, LLC entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of December 31, 2020, the Non-Recourse U.S. SPV Facility provided for $200.0 million of borrowing capacity, which was increased from $100.0 million on July 31, 2020 after obtaining additional commitments.

The Non-Recourse U.S. SPV Facility is secured by a first lien against all assets of the U.S. SPV Borrower. The lenders will make advances against the principal balance of the eligible Installment and Open-End loans sold to the U.S. SPV Borrower. Interest accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus the lesser of (i) 6.95% and (ii) the sum of (a) 6.25% on balances up to $145.5 million, and (b) 9.75% on balances greater than $145.5 million. The U.S. SPV Borrower will pay the lenders additional interest if it does not borrow minimum specified percentages of the available commitments and a monthly 0.50% per annum commitment fee on the unused portion of the commitments. The Non-Recourse U.S. SPV Facility may not be prepaid prior to April 8, 2021. Prepayments incur a fee equal to (i) prior to September 8, 2021, 3.0% of the aggregate commitments, (ii) thereafter, until March 8, 2022, 2.0% of the aggregate commitments, and (iii) thereafter, zero. The Company is currently evaluating the impact of the expected transition from LIBOR to alternative reference rates.

As of December 31, 2020, outstanding borrowings under the Non-Recourse U.S. SPV Facility were $43.6 million, net of deferred financing costs of $5.9 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 4, "Variable Interest Entities".

Non-Recourse Canada SPV Facility

On August 2, 2018, CURO Canada Receivables Limited Partnership entered into the Non-Recourse Canada SPV Facility with Waterfall Asset Management, LLC that provided for C$175.0 million of initial borrowing capacity and the ability to expand such capacity up to C$250.0 million. The loans bear interest at an annual rate of 6.75% plus the three-month CDOR. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to September 2, 2023.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of December 31, 2020, outstanding borrowings under the Non-Recourse Canada SPV Facility were $96.1 million, net of deferred financing costs of $1.9 million. For further information on the Non-Recourse Canada SPV, refer to Note 4, "Variable Interest Entities."

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

The revolver was undrawn at December 31, 2020.

Cash Money Revolving Credit Facility

Cash Money maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity required to meet the working capital needs of the Company's Canadian operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is the percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of December 31, 2020, the borrowing capacity under the Cash Money Revolving Credit Facility, was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2020.

12.00% Senior Secured Notes

In February and November 2017, CFTC issued $470.0 million and $135.0 million, respectively, of 12.00% Senior Secured Notes due March 1 2022. In connection with these 12.00% Senior Secured Notes, the Company capitalized financing costs of $18.3 million. These costs were amortized over the term of the 12.00% Senior Secured Notes as a component of interest expense.

On March 7, 2018, CFTC redeemed $77.5 million of its 12.00% Senior Secured Notes using a portion of the proceeds from the Company's IPO, as required by the underlying indentures Redemption, at a price equal to 112.00% of the principal amount of the 12.00% Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, to the date of Redemption. The Redemption price and the amortization of the corresponding portion of the capitalized financing costs resulted in a loss on Redemption of $11.7 million for the three months ended March 31, 2018. Following the Redemption, $527.5 million of the original outstanding principal amount of the 12.00% Senior Secured Notes remained outstanding. The Redemption was conducted pursuant to the Indenture governing the 12.00% Senior Secured Notes, dated as of February 15, 2017, by and among CFTC, the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.

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

2016 Non-Recourse U.S. SPV Facility

In November 2016, CURO Receivables Finance I, LLC and a wholly-owned subsidiary entered into a five-year revolving credit facility with Victory Park Management, LLC and certain other lenders that provided for an $80.0 million term loan and $70.0 million revolving borrowing capacity that could expand over time. Borrowings under this facility bore interest at an annual rate of up to 12.00% plus the greater of (i) 1.0% per annum and (ii) the three-month LIBOR. The Company also paid a 0.50% per annum fee on the unused portion of the commitments. In connection with this facility, the capitalized financing costs at the time of extinguishment, as discussed below, were $5.3 million, net of amortization. These capitalized financing costs were included in the Consolidated Balance Sheets as a component of "Debt" and were amortized over the term of the 2016 Non-Recourse U.S. SPV Facility.

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

Ranking and Guarantees

The 8.25% Senior Secured Notes rank senior in right of payment to all of the Company's and the Company's guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all of the Company's and the Company's guarantor entities’ existing and future senior indebtedness, including borrowings under revolving credit facilities. Pursuant to the Inter-creditor Agreement, these notes and the guarantees will be effectively subordinated to credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of subsidiaries that are not guarantors.

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

Future Maturities of Debt

Annual maturities of outstanding debt for each of the five years after December 31, 2020 are as follows (in thousands):

Amount
2021	$—
2022	32,657
2023	102,406
2024	12,364
2025	690,000
Thereafter	—
Debt (before deferred financing costs and discounts)	837,427
Less: deferred financing costs and discounts	17,766
Debt, net	$819,661

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 8 – COMMITMENTS AND CONTINGENCIES

Securities Litigation and Enforcement

On December 5, 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662 (the "Yellowdog Action"). On May 31, 2019, plaintiff filed a consolidated complaint naming our founders and FFL as additional defendants. The complaint alleged that the Company and the individual defendants violated Section 10(b) of the Exchange Act and that certain defendants also violated Section 20(a) of the Exchange Act as "control persons" based on alleged misleading statements and omitted material information regarding the Company's efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End Loans. Plaintiff brought the claims on behalf of a class of investors who purchased Company common stock between April 27, 2018 and October 24, 2018.

On December 18, 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance carriers will pay the amount in excess of the $2.5 million retention under the policy and, as such, the Company recorded $2.5 million in expense in 2019. As of December 31, 2020, the entire $9.0 million settlement was paid with $1.4 million of it paid by the Company. As a result, the Company has a remaining $1.4 million receivable in "Other assets," which will be collected from the insurance carrier, and no remaining liability related to the settlement.

On June 25, 2020, July 2, 2020 and July 16, 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, FFL. Plaintiffs generally allege the same underlying facts of the Yellowdog Action.

While the Company is vigorously contesting these lawsuits, it cannot determine the final resolution or when they might be resolved. Regardless of the outcomes, these lawsuits may have a material adverse impact on results of operations or financial condition as a result of any damages awarded in excess of insurance coverages, defense costs, including costs related to indemnification obligations, diversion of management's efforts and attention and other factors.

During the first quarter of 2019, the Company received an inquiry from the SEC regarding the Company's public disclosures surrounding its efforts to transition the Canadian inventory of products from Single-Pay loans to Open-End loans. As of December 31, 2020, no material expenses were incurred or liabilities recorded as a result of this inquiry. In February 2021, the Company received notice that the SEC had concluded its inquiry and that it did not intend to recommend an enforcement action against the Company.

City of Austin

The Company was cited in July 2016 by the City of Austin, Texas for alleged violations of the Austin ordinance addressing products offered by CSOs. The Austin ordinance regulates aspects of products offered under the Company's CAB program, including loan sizes and repayment terms. The Company believes that: (i) the Austin ordinance (similar to its counterparts elsewhere in Texas) conflicts with Texas state law, and (ii) in any event, the Company's product complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with the Company's position that the ordinance conflicts with Texas law and, accordingly, did not address the second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits have not been scheduled.

On May 15, 2020, the City of Austin (the "City") proposed an ordinance in direct response to a recent Texas Attorney General’s opinion which would arguably allow CSO’s to provide signature loans outside the regulatory authority of the Texas Office of Consumer Credit Commissioner and the City of Austin. The proposed ordinance was effective June 1, 2020. The City not only implemented restrictions on CSO transactions, but also revised certain definitions found in the ordinance. These revisions potentially affect the foundation upon which the Company's previous arguments in municipal court were based.

On June 8, 2020, another company within CURO's industry filed a Petition for Declaratory Relief, Application for Temporary Restraining Order, and Application for Temporary and Permanent Injunction against the City. The Temporary Restraining Order was granted on June 12, 2020, but was ultimately lifted on November 17, 2020.

Subsequent to lifting the Temporary Restraining Order, the City sent out notices to the Company advising of store audits to be conducted beginning in January 2021. The City has since deferred the Company’s audits, and the Company is in preliminary discussions with the City to determine next steps and a potential resolution to the outstanding matters.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On January 27, 2021, the City of Dallas adopted an ordinance identical in language to the Austin City Ordinance.

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

NOTE 9 – INCOME TAXES

Income before taxes and income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income before taxes:
U.S. tax jurisdictions	$59,741	$119,241	$16,759
Non-U.S. tax jurisdictions	20,602	23,214	1,359
Total income before taxes	$80,343	$142,455	$18,118
Current tax provision (benefit)
Federal	$(14,585)	$3,160	$(7,983)
State	5,959	395	(1,518)
Foreign	3,925	930	7,748
Total current provision (benefit)	$(4,701)	$4,485	$(1,753)
Deferred tax provision (benefit)
Federal	$14,949	$22,978	$7,471
State	(1,247)	5,145	631
Foreign	(3,106)	5,949	(4,690)
Total deferred tax provision (benefit)	$10,596	$34,072	$3,412
Total provision for income taxes	$5,895	$38,557	$1,659

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Differences between the Company's effective income tax rate computed on net earnings or loss before income taxes and the statutory federal income tax rate were as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax expense using the statutory federal rate in effect	$16,872	$29,916	$3,805
Tax effect of:
Effects of foreign rates different than U.S. statutory rate	(1,236)	(1,393)	(65)
State, local and provincial income taxes, net of federal benefit	6,619	8,959	313
Tax credits	(3,188)	(138)	(116)
Nondeductible expenses	564	33	77
Valuation allowance	(2,686)	1,609	1,983
Repatriation tax	—	—	(1,610)
Share-based compensation	1,119	150	(2,944)
Federal NOL carryback	(11,251)	—	—
Prior year basis adjustment	(659)	—	—
Other	(259)	(579)	216
Total provision for income taxes	$5,895	$38,557	$1,659
Effective income tax rate	7.3%	27.1%	8.4%
Statutory federal income tax rate	21.0%	21.0%	21.0%

The 2017 Tax Act enacted various changes to the U.S. federal corporate tax law. Some of the most significant provisions impacting the Company include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018 and a one-time “deemed repatriation” tax on unremitted earnings accumulated in non-U.S. jurisdictions. Pursuant to ASC 740, Income Taxes, the Company primarily recognized for the enactment of the 2017 Tax Act upon adoption in 2017, and finalized the accounting in 2018 with a benefit of $1.6 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows U.S. federal NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The carryback of NOLs from tax years 2018 and 2019 under the CARES Act to pre- 2017 Tax Act years generated an income tax benefit due to the differential in income tax rates. Pursuant to ASC 740, Income Taxes, at the date of enactment, in the second quarter, the Company recorded an income tax benefit of $11.3 million related to the carryback of NOL from tax years 2018 and 2019.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada (including provinces). In the U.S., the tax years 2017 through 2019 remain open to examination by the taxing authorities as well as tax years 2013 through 2016 to the extent of refund claims resulting from 2018 and 2019 NOL carrybacks. The tax years 2015 through 2019 remain open to examination by the taxing authorities in Canada. During 2020, the Canadian Revenue Agency commenced an income tax examination of one of the Company's Canadian corporations of tax years 2017 and 2018.

At December 31, 2020, the total amount of gross unrecognized tax benefits was $1.1 million for state income tax matters. There was no unrecognized tax benefit at December 31, 2019 related to state income tax matters. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million at December 31, 2020. The Company expects no material change related to its current positions in recorded unrecognized income tax benefit liability in the next 12 months.

The Company classifies interest and penalties related to income taxes as other expenses. The Company did not record any interest or penalties related to unrecognized tax benefits during each of the years ended December 31, 2020 and 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance at the beginning of year	$—	$—
Additions for tax positions related to prior years	960	—
Additions for tax positions related to the current year	140	—
Balance at end of year	$1,100	$—

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets related to:
Accrued expenses and other reserves	$1,264	$2,092
Lease liability	31,025	32,009
Compensation accruals	5,828	6,354
Deferred revenue	303	461
Federal NOL and capital loss carryforwards	—	13,693
State and provincial NOL carryforwards	4,653	3,228
Foreign NOL and capital loss carryforwards	4,047	4,754
Tax credit carryforwards	3,183	158
Gross deferred tax assets	50,303	62,749
Less: Valuation allowance	(5,695)	(8,328)
Net deferred tax assets	$44,608	$54,421
Deferred tax liabilities related to:
Property and equipment	$(11,601)	$(3,339)
Right of use asset	(29,134)	(29,251)
Goodwill and other intangible assets	(6,824)	(14,986)
Prepaid expenses and other assets	(1,054)	(628)
Loans receivable	(7,016)	(5,614)
Gross deferred tax liabilities	(55,629)	(53,818)
Net deferred tax (liabilities) assets	$(11,021)	$603

Deferred tax assets and liabilities are included in the following line items in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets	$—	$5,055
Deferred tax liabilities	(11,021)	(4,452)
Net deferred tax (liabilities) assets	$(11,021)	$603

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
For the year ended December 31, 2020, the Company recorded a deferred tax asset of $3.0 million related to Foreign Tax Credit ("FTC") carryovers from prior years with a corresponding full valuation allowance, as the Company determined the FTC carryover will expire prior to utilization.

As of December 31, 2020, the Company had undistributed earnings of certain foreign subsidiaries of $194.3 million. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $194.3 million were distributed to the U.S., the Company would be subject to estimated Canadian withholding taxes of approximately $9.7 million. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.

A summary of the valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of year	$8,328	$6,996	$4,375
(Decrease) increase to balance charged as expense	(2,686)	1,609	1,983
(Decrease) increase to balance charged to Other Comprehensive Income	(378)	—	—
Effect of foreign currency translation	431	(277)	638
Balance at end of year	$5,695	$8,328	$6,996

As of December 31, 2020, the Company's deferred tax assets from Canadian federal and provincial NOL carryforwards were approximately $3.8 million. The Canadian NOL carryforwards expire in varying amounts between 2033 and 2040. During the tax year ended December 31, 2020, the Company concluded that a planning strategy is prudent and feasible and that it will be implemented if needed to prevent these NOLs from expiring. As such, the Company released a $4.6 million valuation allowance related to these NOLs and as of December 31, 2020, the Company had no valuation allowances related to these foreign NOLs. As of December 31, 2020, the Company's deferred tax assets from Canadian capital losses were $1.8 million. These losses can be carried forward indefinitely, however, the Company does not have material sources of generating capital gains, therefore, a full valuation allowance has been recorded against these losses. As of December 31, 2020, the Company had state NOL carryforward deferred tax assets of $3.1 million. These carryforwards expire in varying amounts between 2021 and 2040. The Company has recorded a valuation allowance of $0.5 million related to the NOLs generated in states in which the Company may not have taxable income in the near future.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income from continuing operations	$74,448	$103,898	$16,459
Income (loss) from discontinued operations, net of tax	1,285	7,590	(38,512)
Net income (loss)	$75,733	$111,488	$(22,053)

Weighted average common shares - basic	40,886	44,685	45,815
Dilutive effect of stock options and restricted stock units	1,205	1,289	2,150
Weighted average common shares - diluted	42,091	45,974	47,965

Basic earnings (loss) per share:
Continuing operations	$1.82	$2.33	$0.36
Discontinued operations	0.03	0.17	(0.84)
Basic earnings (loss) per share	$1.85	$2.50	$(0.48)

Diluted earnings (loss) per share:
Continuing operations	$1.77	$2.26	$0.34
Discontinued operations	0.03	0.17	(0.80)
Diluted earnings (loss) per share	$1.80	$2.43	$(0.46)

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the years ended December 31, 2020 and 2019, there were 0.8 million and 0.4 million of potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive. There was no effect for the year ended December 31, 2018.

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

NOTE 11 – SHARE-BASED COMPENSATION

The stockholder-approved 2010 Equity Incentive Plan provided for the issuance of up to 2,160,000 shares, subject to certain adjustment provisions, in the form of stock options, restricted stock, and stock grants. In conjunction with approval of the 2017 Incentive Plan, no new awards were granted under the 2010 Equity Incentive Plan.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Stock Options

Stock options are awards which allow the grantee to purchase shares of common stock at prices equal to the fair value at the date of grant. Stock options typically vest at a rate of 20% per year over a 5-year period, have a term of 10 years and are subject to limitations on transferability. The Company did not grant stock option awards under the 2017 Incentive Plan in 2020, 2019 or 2018.

At the time of grant, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by individuals who receive equity awards, and subsequent events are not indicative of the reasonableness of the Company's original estimates of fair value. The Company has estimated the expected term of stock options using a formula considering the weighted average vesting term and the original contract term. The expected volatility is estimated based upon the historical volatility of publicly traded stocks from the Company's industry sector (the alternative financial services sector). The expected risk-free interest rate is based on an average of various U.S. Treasury rates based on the expected term of the awards.

CURO's share-based compensation is measured at the grant date, based on the fair value of the award, which is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on share-based compensation.

The following table summarizes the Company's stock option activity for the years ended December 31, 2020, 2019 and 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	1,977,480	$3.04		5.2	$21.8
Granted	—	$—
Exercised	(500,924)	$1.46			$4.0
Forfeited	(31,224)	$4.03	$ 1.84
Outstanding at December 31, 2018	1,445,332	$3.56		3.7	$8.6
Granted	—	$—
Exercised	(40,014)	$3.71			$0.3
Forfeited	(696)	$8.86	$ 4.07
Outstanding at December 31, 2019	1,404,622	$3.56		2.6	$12.1
Granted	—	$—
Exercised	(274,510)	$2.79			$3.2
Forfeited	—	$—
Outstanding at December 31, 2020	1,130,112	$3.74		2.6	$12.0

Options exercisable at December 31, 2020	1,036,512	$3.66		2.4	$11.1

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

Unvested shares of RSUs generally are forfeited upon termination, or failure to achieve the required performance condition, if applicable.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
A summary of the activity of time-based and market-based unvested RSUs for the years ended December 31, 2020, 2019 and 2018 are presented in the following table:

	Number of RSUs		Weighted Average Grant Date Fair Value per Share
	Time-Based	Market-Based
January 1, 2018	1,516,241	—	$14.00
Granted	73,663	—	$18.20
Vested	(508,126)	—	$14.00
Forfeited	(21,428)	—	$14.00
December 31, 2018	1,060,350	—	$14.29
Granted	598,114	397,752	$10.08
Vested	(514,552)	—	$14.21
Forfeited	(82,159)	(2,891)	$13.71
December 31, 2019	1,061,753	394,861	$11.47
Granted	694,213	368,539	$10.40
Vested	(716,268)	—	$12.86
Forfeited	(26,906)	(4,687)	$11.89
December 31, 2020	1,012,792	758,713	$10.26

Share-based compensation expense, which includes compensation costs from stock options and RSUs, included in the Consolidated Statements of Operations as a component of "Corporate, district and other expenses" is summarized in the following table (in thousands):

	For the year ended,
	2020	2019	2018
Pre-tax share-based compensation expense	$12,910	$10,323	$8,210
Income tax benefit	(1,164)	(2,632)	(2,217)
Total share-based compensation expense, net of tax	$11,746	$7,691	$5,993

As of December 31, 2020, there was $10.9 million of unrecognized compensation cost related to stock options and RSUs, of which $7.1 million related to time-based RSUs and $3.8 million related to market-based RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.7 years.

NOTE 12 – LEASES

Leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Upon entering into an agreement, the Company determines if an arrangement is a lease.

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

Leases classified as finance are immaterial to the Company as of December 31, 2020. Operating leases expire at various times through 2032. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the Consolidated Balance Sheets.

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

The majority of the leases have an original term of five years plus two five-year renewal options. The Consumer Price Index is used in determining future lease payments and for purposes of calculating operating lease liabilities. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. The Company has elected to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of 12 months or less, from the Consolidated Balance Sheets. Some of the leases are with related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease costs and other information for the years ended December 31, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs:
Third-Party	$30,828	$30,479
Related-Party	3,386	3,464
Total operating lease costs(1)	$34,214	$33,943

Cash paid for amounts included in the measurement of operating lease liabilities	$34,651	$34,864
ROU assets obtained	$18,847	$15,804
Weighted average remaining lease term - Operating leases	5.7 years	6.1 years
Weighted average discount rate - Operating leases	9.9%	10.3%
(1)Includes immaterial variable lease costs.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Rent expense for operating leases classified under ASC 840 for the year ended December 31, 2018, was $22.4 million for unrelated third-party leases and $3.5 million for related party leases.

The following table summarizes the aggregate operating lease payments that the Company is contractually obligated to make under operating leases as of December 31, 2020 (in thousands):

	Third-Party	Related-Party	Total
2021	$32,065	$3,772	$35,837
2022	29,493	3,668	33,161
2023	24,372	1,323	25,695
2024	18,680	969	19,649
2025	13,161	869	14,030
Thereafter	31,498	2,673	34,171
Total	149,269	13,274	162,543
Less: Imputed interest	(36,953)	(2,942)	(39,895)
Present value of operating lease liabilities	$112,316	$10,332	$122,648

There are no material leases entered into subsequent to the balance sheet date.

NOTE 13 – STOCKHOLDERS' EQUITY

The Company completed its IPO of 6,666,667 shares of common stock on December 11, 2017, at a price of $14.00 per share, which provided net proceeds of $81.1 million. On December 7, 2017, the Company's stock began trading on the NYSE under the symbol "CURO." On January 5, 2018, the underwriters exercised their option to purchase additional shares at the IPO price, less the underwriting discount, which provided additional proceeds of $13.1 million.

On March 7, 2018, the Company used a portion of the IPO net proceeds to redeem $77.5 million of the 12.00% Senior Secured Notes due 2022, together with related fees, expenses, premiums and accrued interest.

Dividend Program

In February 2020, the Company initiated a dividend program which provided a quarterly dividend of $0.055 per share ($0.22 per share annualized).

The table below summarizes the Company's quarterly dividends since the dividend policy was instituted during the first quarter of 2020.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2020	February 5, 2020	February 18, 2020	March 2, 2020	$0.055	$2,247
Q2 2020	April 30, 2020	May 13, 2020	May 27, 2020	$0.055	$2,243
Q3 2020	August 3, 2020	August 13, 2020	August 24, 2020	$0.055	$2,249
Q4 2020	October 29, 2020	November 9, 2020	November 19, 2020	$0.055	$2,250

Refer to Note 24, "Subsequent Events" for information dividend declared during the first quarter of 2021.

NOTE 14 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
U.S. As of December 31, 2020, the Company operated a total of 210 U.S. retail locations and had an online presence in 34 states. The Company provides Open-End loans, Installment loans, Single-Pay loans, vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 15, "Acquisition," the acquisition of Ad Astra closed in January 2020. The results of Ad Astra are included within the U.S. reporting segment.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Canada. As of December 31, 2020, the Company operated a total of 202 stores across seven Canadian provinces and territories and had an online presence in five provinces. The Company provides Open-End loans, Installment loans, Single-Pay loans, insurance products to Open-End and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to its customers in Canada.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues by segment: (1)
U.S.	$638,524	$913,506	$853,141
Canada	208,872	228,291	191,932
Consolidated revenue	$847,396	$1,141,797	$1,045,073
Net revenues by segment:
U.S.	$408,360	$521,401	$504,530
Canada	150,225	151,845	118,943
Consolidated net revenue	$558,585	$673,246	$623,473
Gross margin by segment:
U.S.	$230,191	$302,952	$284,828
Canada	78,168	75,664	40,642
Consolidated gross margin	$308,359	$378,616	$325,470
Segment operating income:
U.S.	$34,172	$99,152	$1,117
Canada	46,171	43,303	17,001
Consolidated operating income	$80,343	$142,455	$18,118
Expenditures for long-lived assets by segment:
U.S.	$10,079	$12,733	$11,105
Canada	639	1,879	2,928
Consolidated expenditures for long-lived assets	$10,718	$14,612	$14,033
(1) For revenue by product, see Note 2, "Loans Receivable and Revenue."

The following table provides the proportion of gross loans receivable by segment (in thousands):

	December 31, 2020	December 31, 2019
U.S.	$223,451	$363,453
Canada	330,271	302,375
Total gross loans receivable	$553,722	$665,828

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	December 31, 2020	December 31, 2019
U.S.	$36,258	$43,618
Canada	23,491	27,193
Total net long-lived assets	$59,749	$70,811

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 15 – ACQUISITIONS

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.

The Company began consolidating the financial results of this acquisition in Consolidated Financial Statements on January 3, 2020. For the year ended December 31, 2019, prior to the acquisition, $15.5 million of costs related to Ad Astra were included in "Other costs of providing services." Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $9.6 million of operating expense during the year ended December 31, 2020.

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

Goodwill of $14.8 million represents the excess over the fair value of the net tangible and intangible assets acquired. The total estimated tax deductible Goodwill as a result of this transaction is $15.4 million.

Flexiti

On February 1, 2021, the Company entered into an agreement to acquire Flexiti, an emerging growth Canadian POS/BNPL provider. Refer to Note 24, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 16 – RELATED-PARTY TRANSACTIONS

The Company has historically used Ad Astra, which is owned by the Founder Holders, as its third-party collection service for U.S. operations. The Company acquired Ad Astra on January 3, 2020. See Note 15 - "Acquisitions" for further information. Prior to the acquisition, the Company generally referred loans that were between 91 and 121 days delinquent to Ad Astra for collections and Ad Astra earned a commission fee equal to 30% of any amounts successfully recovered. Payments collected by Ad Astra on the Company's behalf and commissions payable to Ad Astra were net settled on a one-month lag. The net amount receivable from Ad Astra at December 31, 2019 was $1.4 million. These amounts are included in “Prepaid expenses and other” in the Consolidated Balance Sheets. The commission expense paid to Ad Astra for the years ended December 31, 2019 and 2018 was $15.5 million and $13.8 million, respectively, and is included in “Other costs of providing services” in the Consolidated Statements of Operations.

The Company has entered into several lease agreements for its corporate office, collection office and stores in which the Company operates, with several real estate entities that are related through common ownership. These leases are discussed in Note 12 - "Leases."

NOTE 17 – PREPAID EXPENSES AND OTHER

Components of Prepaid expenses and other assets were as follows (in thousands):

	December 31, 2020	December 31, 2019
Settlements and collateral due from third-party lenders	$5,488	$6,156
Fees receivable from customers under CSO programs	7,774	14,564
Prepaid expenses	5,357	4,546
Other assets	9,375	10,624
Total prepaid expenses and other	$27,994	$35,890

NOTE 18 – PROPERTY AND EQUIPMENT

The classification of property and equipment was as follows (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$136,015	$134,574
Furniture, fixtures and equipment	36,705	37,726
Property and equipment, gross	172,720	172,300
Accumulated depreciation and amortization	(112,971)	(101,489)
Property and equipment, net	$59,749	$70,811

Depreciation expense for continuing operations was $14.5 million, $15.8 million and $15.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 19 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of Accounts payable and accrued liabilities were as follows (in thousands):

	December 31, 2020	December 31, 2019
Trade accounts payable	$28,983	$25,972
Money orders payable	4,414	4,805
Accrued taxes, other than income taxes	540	295
Accrued payroll and fringe benefits	13,918	24,837
Other accrued liabilities	1,769	4,174
Total accounts payable and accrued liabilities	$49,624	$60,083

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 20 – BENEFIT PLANS

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

In 2015, the Company instituted a nonqualified deferred compensation plan that provides certain of its employees with the opportunity to elect to defer base salary and performance-based compensation, which, upon such election, will be credited to the participant’s deferred compensation account. Participant contributions are fully vested at all times. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, determined annually by us. The Company's contributions vest over three years. Each vested deferred compensation account will be paid out in a lump sum either upon a participant’s separation from service or a future date chosen by the participant at the time of enrollment. The amount deferred under this plan totaled $4.7 million, $4.7 million and $3.6 million as of December 31, 2020, 2019 and 2018, respectively, and was recorded in "Other long-term liabilities" on the Consolidated Statement of Operations.

In 2013, the Company instituted a Registered Retirement Savings Plan (“RRSP”) which covers all Canadian employees. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the RRSP. Employee contributions vest immediately. Employer contributions vest 50% after one year and 100% after two years. The Company's contributions to the RRSP were $0.3 million, $0.3 million and $0.2 million as of December 31, 2020, 2019 and 2018, respectively.

In 2010, the Company instituted a 401(k) retirement savings plan which covers all U.S. employees. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Employee contributions vest immediately. Employer contributions vest one-third for each of the first three years of employment until fully vested after three years of employment. The Company's contributions to the plan were $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 21 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$280,806	$182,509	$182,003	$202,078
Provision for losses	113,536	50,693	54,750	69,832
Net revenue	$167,270	$131,816	$127,253	$132,246
Total cost of providing services	$67,571	$55,317	$63,683	$63,655
Gross margin	$99,699	$76,499	$63,570	$68,591
Net income from continuing operations	36,013	21,080	12,881	4,474
Net income from discontinued operations, net of tax	$292	$993	$—	$—
Net income	$36,305	$22,073	$12,881	$4,474
Basic income per share:
Continuing operations	$0.88	$0.52	$0.32	$0.11
Discontinued operations	0.01	0.02	—	—
Basic income per share	$0.89	$0.54	$0.32	$0.11
Diluted income per share:
Continuing operations	$0.86	$0.51	$0.31	$0.11
Discontinued operations	0.01	0.02	—	—
Diluted income per share	$0.87	$0.53	$0.31	$0.11
Basic weighted average shares outstanding	40,817	40,810	40,885	41,032
Diluted weighted average shares outstanding	41,892	41,545	41,775	42,579

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$277,939	$264,300	$297,264	$302,294
Provision for losses	102,385	112,010	123,867	130,289
Net revenue	$175,554	$152,290	$173,397	$172,005
Total cost of providing services	$70,057	$71,109	$76,758	$76,706
Gross margin	$ 105,497	$ 81,181	$ 96,639	$ 95,299
Net income from continuing operations	28,673	17,667	27,987	29,571
Net (income) loss from discontinued operations, net of tax	$8,375	$(834)	$(598)	$647
Net income	$37,048	$16,833	$27,389	$30,218
Basic income (loss) per share:
Continuing operations	$0.62	$0.38	$0.63	$0.71
Discontinued operations	0.18	(0.02)	(0.01)	0.02
Basic income per share	$0.80	$0.36	$0.62	$0.73
Diluted income (loss) per share:
Continuing operations	$0.61	$0.38	$0.61	$0.68
Discontinued operations	0.18	(0.02)	(0.01)	0.01
Diluted income per share	$0.79	$0.36	$0.60	$0.69
Basic weighted average shares outstanding	46,424	46,451	44,422	41,500
Diluted weighted average shares outstanding	47,319	47,107	46,010	43,243

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

The following table presents the results of operations of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	For the Year Ended December 31,
	2020	2019(1)	2018
Revenue	$—	$6,957	$49,238
Provision for losses	—	1,703	21,632
Net revenue	—	5,254	27,606

Cost of providing services
Advertising	—	775	8,970
Non-advertising costs of providing services	—	307	3,209
Total cost of providing services	—	1,082	12,179
Gross margin	—	4,172	15,427
Operating expense (income)
Corporate, district and other expenses	—	3,810	31,639
Interest income	—	(4)	(26)
Goodwill impairment	—	—	22,496
(Gain) loss on disposition	(1,714)	39,414	—
Total operating (income) expense	(1,714)	43,220	54,109
Pre-tax income (loss) from operations of discontinued operations	1,714	(39,048)	(38,682)
Income tax expense (benefit) related to disposition	429	(46,638)	(170)
Net income (loss) from discontinued operations	$1,285	$7,590	$(38,512)
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

The effective tax benefit rate for the year ending December 31, 2019 was 119.4%, and primarily relates to the worthlessness of the U.K. stock resulting in a U.S. tax benefit.

As of December 31, 2020 and 2019, the Consolidated Balance Sheets were not impacted by the U.K. Subsidiaries as all balances were written off when the U.K. segment entered into administration during the first quarter of 2019.

The following table presents cash flows of the U.K. Subsidiaries (in thousands):

	Year Ended December 31,
	2020	2019(1)	2018
Net cash (used in) provided by discontinued operating activities	$1,714	$(504)	$10,808
Net cash used in discontinued investing activities	—	(14,213)	(27,891)
Net cash used in discontinued financing activities	—	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 23 – SHARE REPURCHASE PROGRAM

In February 2020, the Company's Board of Directors authorized a share repurchase program for up to $25.0 million of its common stock. Due to uncertainty caused by COVID-19, the Board terminated the program on March 15, 2020. There were no material purchases under the program during the year ended December 31, 2020.

In April 2019, the Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 455,255 shares of its common stock at an average price of $10.45 per share for total consideration of $4.8 million during the year ended December 31, 2020. Purchases under the program were made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

Separately, in August 2019, the Company entered into a Share Repurchase Agreement with FFL, a related party at the time. Pursuant to the Share Repurchase Agreement, the Company repurchased 2,000,000 shares of its common stock, par value $0.001 per share, owned by FFL, in a private transaction at a purchase price equal to $13.55 per share of common stock. The purchase price was determined by using the Company's closing common stock price on August 29, 2019 of $13.97, less a discount of 3.0%. This transaction occurred outside of the share repurchase program authorized in April 2019.

NOTE 24 - SUBSEQUENT EVENTS

Acquisition

On February 1, 2021, the Company entered into an agreement to acquire Flexiti, a leading provider of POS consumer financing solutions in Canada with the market-leading omni-channel FinTech platform. The acquisition will provide the Company with instant capability and scale opportunities in Canada’s credit card and POS financing markets, and enhance the Company’s long-term growth, financial and risk profiles. The transaction is expected to close during the first quarter of 2021. Under the terms of the agreement, the Company will acquire Flexiti for cash at closing of $85 million, with contingent consideration of up to $36 million based on the achievement of risk-adjusted revenue and origination targets over the next two years.

SEC Matter Update

As described in Note 8, "Commitments and Contingencies", the SEC advised the Company in February 2021 that it has concluded its inquiry regarding the Company’s public disclosures surrounding the Company’s efforts to transition the Canadian inventory of products and that it does not intend to recommend an enforcement action against the Company.

Dividend

On February 4, 2021, the Company's Board of Directors declared a dividend under its previously-announced dividend program, of $0.055 per share ($0.22 per share annualized). The dividend was paid on March 2, 2021 to stockholders of record as of the close of business on February 16, 2021.

Glossary
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this 2020 Form 10-K and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the last day of the period covered by this Form 10-K.

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

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of the Effectiveness of Internal Control

Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our ICFR includes those policies and procedures that:

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Prior to the filing of our 2020 Form 10-K for the year ended December 31, 2020, our management assessed the effectiveness of our ICFR as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (“2013 Framework”). Based on our Evaluation under the 2013 Framework, our management concluded

Glossary
that our ICFR was effective as of December 31, 2020. Deloitte & Touche LLP has audited the Consolidated Financial Statements included in this 2020 Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our ICFR.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Corporate Governance," "Certain Relationships and Related Transactions" and "Delinquent Section 16(a) Reports" of our Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2021. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this 2020 Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website located at https://www.ir.curo.com/corporate-governance/governance-documents. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated by reference to the sections entitled "Non-Employee Director Compensation" and "Executive Compensation" of our Proxy Statement referenced above in Item 10.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan for Information" of our Proxy Statement referenced above in Item 10.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of our Proxy Statement referenced above in Item 10.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 is incorporated by reference to the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm" of our Proxy Statement referenced above in Item 10.

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

The consolidated financial statements consist of the following:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

ITEM 16.     FORM 10-K SUMMARY

None.

CURO Group Holdings Corp.
Form 10-K Annual Report
for the Period Ended
December 31, 2020
Exhibit Index

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/20
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investors Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature pages thereto)	S-1	4.3	5/17/18
4.4	Description of the Company's Securities	10-K	4.4	3/9/20
2.1
Arrangement Agreement dated January 28, 2021 among CURO Group Holdings Corp., CURO Intermediate Holdings Corp., certain identified persons, FLX Holding Corporation, Flexiti Financial Inc. and Shareholder Representative Services LLC, solely in its representative capacity¥
		Filed herewith
10.1	Loan and Security Agreement by and among CURO Receivables Finance II, LLC; Atalaya Asset Income Fund VI LP; and Midtown Madison Management LLC, as administrative agent, dated as of April 8, 2020	10-Q	10.1	5/4/20
10.2	Indemnity Guaranty by CURO Financial Technologies Corp./ CURO Group Holdings Corp.; CURO Intermediate Holdings Corp.; CURO Receivables Holdings II, LC; and CURO Management LLC for the benefit of Midtown Madison Management, LLC, dated as of April 8, 2020	10-Q	10.2	5/4/20
10.3	Servicing Agreement between CURO Receivables Finance II, LLC and CURO Management, LLC, dated as of April 8, 2020	10-Q	10.3	5/4/20
10.4	Loan Purchase Agreement (Tier 1) by and between CURO Receivables Holdings II, LLC and certain wholly-owned subsidiaries of CURO Group Holdings Corp., dated as of April 8, 2020	10-Q	10.4	5/4/20
10.5	Loan Purchase Agreement (Tier II) by and between CURO Receivables Finance II, LLC and CURO Receivables Holdings, II, LLC, dated as of April 8, 2020	10-Q	10.5	5/4/20
10.6	Amendment Agreement to Credit Agreement and Guaranty by and among CURO Canada Receivables Limited Partnership, by its general partner, CURO Canada Receivables GP Inc.; CURO Canada Receivables, Inc.; CURO Group Holdings Corp.; WF Marlie 2018-1, LTD; Waterfall Asset Management, LLC; LendDirect Corp; and Cash Money Cheque Cashing Inc., dated as of March 25, 2020	10-Q	10.6	5/4/20
10.7	Credit Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd., as Lender, Waterfall Asset Management, LLC, as Administrative Agent, and the other Lenders party thereto.	8-K	10.1	8/6/18

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.8	Guaranty, dated as of August 2, 2018, among CURO Group Holdings Corp., LendDirect Corp., Cash Money Cheque Cashing Inc., CURO Canada Receivables Limited Partnership, CURO Canada Receivables GP Inc., WF Marlie 2018-1, Ltd. and Waterfall Asset Management, LLC.	8-K	10.2	8/6/18
10.9	Sale and Servicing Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., Cash Money Cheque Cashing Inc. and LendDirect Corp.	8-K	10.3	8/6/18
10.10	General Security Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc. and Waterfall Asset Management, LLC.	8-K	10.4	8/6/18
10.11	Indenture, dated August 27, 2018, by and between CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent	8-K	4.1	8/6/18
10.12	Revolving Loan Agreement, dated September 1, 2017, by and among CURO Intermediate Holdings Corp., CURO Financial Technologies Corp., and certain of its subsidiaries, the lenders party thereto and Bay Coast Bank, as administrative agent, collateral agent and issuing bank	S-1	10.53	10/24/17
10.13	First Amendment to Revolving Loan Agreement	10-Q	10.69	5/3/18
10.14	Second Amendment to Revolving Loan Agreement, dated as of August 27, 2018, by and among Curo Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party thereto, the lenders party thereto and Bay Coast Bank, as administrative agent	8-K	10.4	8/27/18
10.15	Amendment to Revolving Loan Agreement, dated as of November 9, 2018, among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the Guarantors party to the Loan Agreement, each Lender party to the Loan Agreement and Bay Coast Bank, as administrative agent	8-K	10.1	11/13/18
10.16	Pledge Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.1	8/27/18
10.17	Security Agreement, dated as of August 27, 2018, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.2	8/27/18
10.18	Intercreditor Agreement, dated as of August 27, 2018, by and among TMI Trust Company, as collateral agent under the Indenture, and the agent for the lenders under the Senior Secured Revolving Loan Facility	8-K	10.3	8/27/18
10.19	Commercial Lease Agreement, dated December 22, 2007, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.17	10/24/17
10.20	Second Amendment to Lease, dated November 20, 2017, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	10-K	10.14	3/9/20
10.21	Sublease Agreement, dated November 16, 2010, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.19	10/24/17
10.22	Letter Agreement, dated June 15, 2015, by and between The Amigos Rental, LLC (as successor in interest to Dinning-Beard, Inc.) and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.20	10/24/17
10.23	Commercial Lease Agreement, dated January 1, 2008, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC	S-1	10.21	10/24/17

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.24	Fourth Amendment to Lease, dated November 20, 2017, by and between CDM Development, LLC and CURO Management LLC (f/k/a Tiger Management, LLC)	10-K	10.18	3/9/20
10.25	Commercial Lease Agreement, dated January 28, 2017, between CURO Management, LLC and Douglas R. Rippel	10-K	10.19	3/9/20
10.26	Lease Agreement, dated July 31, 2012, by and between MCIB Partners and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.25	10/24/17
10.27	First Amendment to Lease, dated September 8, 2017, by and between MCIB Partners and CURO Management, LLC (f/k/a Tiger Financial Management, LLC)	10-K	10.21	3/9/20
10.28	Commercial Lease Agreement, dated March 29, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC	S-1	10.26	10/24/17
10.29	Special Limited Agency Agreement, dated as of August 22, 2017, by and between TXCSO, Inc. (d/b/a Barr Funding Company), SCIL TEXAS, LLC and The Money Store, L.P.	S-1	10.54	10/24/17
10.30	Special Limited Agency Agreement, dated as of October 6, 2017, by and between IVY FUNDING EIGHT, LLC and SCIL TEXAS, LLC	S-1	10.55	10/24/17
10.31	Special Limited Agency Agreement, dated as of November 13, 2017, by and between TXCSO, Inc. (d/b/a Barr Funding Company), and Avio Credit, Inc.	S-1	10.62	11/28/17
10.32	Special Limited Agency Agreement, dated as of September 17, 2020, by and between Ivy Funding Ninety-Six, LLC and SCIL Texas, LLC	Filed herewith
10.33	Form of Director and Officer Indemnification Agreement +	S-1	10.31	11/1/17
10.34	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Nonqualified Deferred Compensation Plan, dated June 1, 2015 +	S-1	10.7	10/24/17
10.35	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan +	S-1	10.57	10/24/17
10.36	CURO Group Holdings Corp. Employee Stock Purchase Plan +	S-1	10.6	11/28/17
10.37	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) 2010 Equity Incentive Plan and form of Stock Option Agreement +	S-1	10.4	11/1/17
10.38	CURO Group Holdings Corp. 2017 Incentive Plan +	S-1	10.5	11/28/17
10.39	2021 Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	Filed herewith
10.40	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Donald F. Gayhardt, CURO Group Holdings, Corp. and CURO Management LLC+	10-Q	10.1	11/4/19
10.41	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Roger Dean, CURO Group Holdings, Corp. and CURO Management LLC+	10-Q	10.2	11/4/19
10.42	Employment and Non-Competition Agreement, dated October 24, 2019, by and between William Baker, CURO Group Holdings Corp. and CURO Management LLC+	10-Q	10.3	11/4/19
10.43	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Terry Pittman, CURO Group Holdings Corp. and CURO Management LLC+	10-Q	10.4	11/4/19

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.44	Employment and Non-Competition Agreement, dated October 24, 2019, by and between E.M. (Vin) Thomas IV, CURO Group Holdings Corp. and CURO Management+	10-Q	10.5	11/4/19
16.1	Letter from Grant Thornton, LLP to the SEC, dated August 6, 2019	8-K	16.1	8/6/19
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Filed herewith
101.0
The following unaudited financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements*
Filed herewith
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Fired herewith

¥ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the Company if publicly disclosed.
+    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2021            CURO Group Holdings Corp.

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
Chief Executive Officer and a Director
(Principal Executive Officer)
March 5, 2021

/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 5, 2021

/s/ David Strano
David Strano
Chief Accounting Officer
(Principal Accounting Officer)
March 5, 2021

*
Doug Rippel
Executive Chairman of Board of Directors
March 5, 2021

*
Chris Masto
Lead Independent Director
March 5, 2021

*
Chad Faulkner
Director
March 5, 2021

*
Andrew Frawley
Director
March 5, 2021

*
David M. Kirchheimer
Director
March 5, 2021

*
Mike McKnight
Director
March 5, 2021

*
Gillian Van Schaick
Director
March 5, 2021

*
Elizabeth Webster
Director
March 5, 2021

*
Dale E. Williams
Director
March 5, 2021

*
Karen Winterhof
Director
March 5, 2021

* /s/ Roger Dean
Roger Dean
Attorney-in-Fact
March 5, 2021