Form 10-Q
period 2021-03-31
CURO Group Holdings Corp.
filed 2021-05-07
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
At May 6, 2021 there were 41,632,468 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
FIRST QUARTER ENDED March 31, 2021

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 in Payday, Vehicle Title and Certain high Cost Installment loans.
2019 Proposed Rule	The subsequent CFPB rulemaking process which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule.
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
Ad Astra	Ad Astra Recovery Services, Inc., our former exclusive provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details.
ALL	Allowance for loan losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic
Cash Money	Cash Money Cheque Cashing Inc., a wholly-owned Canadian subsidiary of the Company
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Form 10-Q	Quarterly Report on Form 10-Q for the three months period ended March 31, 2021
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not included in the Condensed Consolidated Financial Statements
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss

Term or abbreviation	Definition
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse Flexiti SPE Facility	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$421.0 million for Class A borrowings and C$79.0 million for Class B borrowings.
Non-Recourse U.S. SPV Facility	A four-year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from the one quarter to the next quarter
SPAC	Special Purpose Acquisition Company
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties.
U.K. Subsidiaries	Collectively, Curo Transatlantic Limited and SRC Transatlantic Limited
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States
Verge Credit loans	Loans originated and funded by a third-party bank
VIEs	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

PART I.     FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2021 (unaudited)	December 31, 2020

ASSETS
Cash and cash equivalents	$135.4	$213.3
Restricted cash (includes restricted cash of consolidated VIEs of $47.6 million and $32.0 million as of March 31, 2021 and December 31, 2020, respectively)	80.4	54.8
Gross loans receivable (includes loans of consolidated VIEs of $554.6 million and $360.4 million as of March 31, 2021 and December 31, 2020, respectively)	731.0	553.7
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $44.9 million and $54.1 million as of March 31, 2021 and December 31, 2020, respectively)	(72.4)	(86.2)
Loans receivable, net	658.6	467.5
Income taxes receivable	24.1	32.1
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $0 and $0.4 million as of March 31, 2021 and December 31, 2020, respectively)	26.8	28.0
Property and equipment, net	57.6	59.7
Investments in Katapult	27.9	27.4
Right of use asset - operating leases	112.3	115.0
Deferred tax assets	1.5	—
Goodwill	181.3	136.1
Intangibles, net	92.6	40.4
Other assets	9.1	8.6
Total Assets	$1,407.6	$1,182.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $8.0 million and $34.1 million as of March 31, 2021 and December 31, 2020, respectively)	$67.7	$49.6
Deferred revenue	5.5	5.4
Lease liability - operating leases	119.1	122.6
Contingent consideration related to acquisition	20.6	—
Income taxes payable	0.3	—
Accrued interest (includes accrued interest of consolidated VIEs of $1.2 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively)	5.9	20.1
Liability for losses on CSO lender-owned consumer loans	4.7	7.2
Debt (includes debt and issuance costs of consolidated VIEs of $331.9 million and $12.2 million as of March 31, 2021 and $147.4 million and $7.8 million as of December 31, 2020, respectively)	1,000.2	819.7
Other long-term liabilities	15.2	15.4
Deferred tax liabilities	8.3	11.0
Total Liabilities	1,247.5	1,051.0
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,779,082 and 47,525,807 shares issued; and 41,623,779 and 41,370,504 shares outstanding at the respective period ends	—	—
Treasury stock, at cost - 6,155,303 and 6,155,303 shares at the respective period ends	(77.9)	(77.9)
Paid-in capital	80.9	79.9
Retained earnings	183.4	160.1
Accumulated other comprehensive loss	(26.3)	(30.2)
Total Stockholders' Equity	160.1	131.9
Total Liabilities and Stockholders' Equity	$1,407.6	$1,182.9

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$196.6	$280.8
Provision for loan losses	36.2	113.5
Net revenue	160.4	167.3

Cost of providing services
Salaries and benefits	25.0	26.0
Occupancy and office	18.3	19.7
Other costs of providing services	7.1	9.7
Advertising	8.1	12.2
Total cost of providing services	58.5	67.6
Gross margin	101.9	99.7

Operating expense (income)
Corporate, district and other expenses	48.8	42.8
Interest expense	19.5	17.3
(Income) loss from equity method investment	(0.5)	1.6
Total operating expense	67.8	61.7
Income from continuing operations before income taxes	34.1	38.0
Provision for income taxes	8.4	2.0
Net income from continuing operations	25.7	36.0
Net income from discontinued operations, before income tax	—	0.4
Income tax expense related to disposition	—	0.1
Net income from discontinued operations	—	0.3
Net income	$25.7	$36.3

Basic earnings per share:
Continuing operations	$0.62	$0.88
Discontinued operations	—	0.01
Basic earnings per share	$0.62	$0.89

Diluted earnings per share:
Continuing operations	$0.59	$0.86
Discontinued operations	—	0.01
Diluted earnings per share	$0.59	$0.87

Weighted average common shares outstanding:
Basic	41.5	40.8
Diluted	43.6	41.9

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$25.7	$36.3
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	3.9	(22.2)
Other comprehensive income (loss)	3.9	(22.2)
Comprehensive income	$29.6	$14.1

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income from continuing operations	$25.7	$36.0
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	5.0	4.5
Provision for loan losses	36.2	113.5
Amortization of debt issuance costs and bond discount	1.3	0.7
Deferred income tax (benefit) expense	(1.5)	14.1
(Gain) loss on disposal of property and equipment	(0.1)	0.0
(Income) loss from equity method investment	(0.5)	1.6
Share-based compensation	2.7	3.2
Changes in operating assets and liabilities:
Accrued interest on loans receivable	38.9	16.7
Prepaid expenses and other assets	1.9	1.0
Accounts payable and accrued liabilities	8.0	(7.5)
Deferred revenue	0.1	(3.3)
Income taxes payable	0.3	—
Income taxes receivable	8.0	(13.1)
Accrued interest	(14.2)	(14.4)
Other long-term liabilities	(1.1)	(1.2)
Net cash provided by continuing operating activities	110.7	151.8
Net cash provided by discontinued operating activities	—	0.4
Net cash provided by operating activities	110.7	152.2
Cash flows from investing activities
Purchase of property and equipment	(2.8)	(3.7)
Loans receivable originated or acquired	(251.4)	(439.2)
Loans receivable repaid	181.7	378.8
Acquisition of Ad Astra, net of acquiree's cash received	—	(14.4)
Acquisition of Flexiti, net of acquiree's cash received	(91.2)	—
Net cash used in continuing investing activities (1)	(163.7)	(78.5)
Cash flows from financing activities
Proceeds from Non-Recourse SPV and SPE facilities	12.5	23.6
Payments on Non-Recourse SPV and SPE facilities	(8.6)	(42.5)
Debt issuance costs paid	—	(0.2)
Proceeds from credit facilities	—	69.9
Payments on credit facilities	—	(44.9)
Proceeds from exercise of stock options	—	0.1
Payments to net share settle restricted stock units vesting	(1.7)	(0.6)
Repurchase of common stock	—	(5.9)
Dividends paid to stockholders	(2.4)	(2.2)
Net cash used in continuing financing activities (1)	(0.2)	(2.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(0.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52.3)	70.2
Cash, cash equivalents and restricted cash at beginning of period	268.1	110.0
Cash, cash equivalents and restricted cash at end of period	$215.8	$180.2
(1) Investing activities and Financing activities were not impacted by discontinued operations

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in millions, unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and 2020 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in millions):

	March 31,
	2021	2020
Cash and cash equivalents	$135.4	$138.7
Restricted cash (includes restricted cash of consolidated VIEs of $47.6 and $22.3 as of March 31, 2021 and March 31, 2020, respectively)	80.4	41.5
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$215.8	$180.2

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its direct and indirect subsidiaries as a combined entity, except where otherwise stated.

The Company is a tech-enabled, multi-channel and multi-product consumer finance company serving a wide range of non-prime and prime consumers in the U.S. and Canada. As of March 10, 2021, CURO provides customers in Canada a BNPL solution through its acquisition of Flexiti. Flexiti is one of Canada's fastest-growing point-of-sale lenders, offering customers flexible payment plans at retailers that sell large-scale goods such as furniture, appliances, jewelry and electronics. Through its BNPL platform, customers can be approved instantly to shop with their FlexitiCard, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to Note 16, "Acquisitions" for further disclosures related to the acquisition of Flexiti.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP, and with the accounting policies described in its 2020 Form 10-K filed with the SEC on March 5, 2021. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2021.

Following the acquisition of Flexiti on March 10, 2021, the Company reports Flexiti operations as the "Canada POS Lending" segment throughout this Form 10-Q. Refer to Note 11, "Segment Reporting" for further information.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2020, and it will reevaluate its status as of June 30, 2021.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. As of March 31, 2021, the Company combined the previous "Occupancy" and "Office" line items into "Occupancy and office" on the unaudited Condensed Consolidated Statements of Operations as of March 31, 2021 and 2020.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Flexiti, which was acquired on March 10, 2021, and Ad Astra, which was acquired on January 3, 2020. Refer to Note 16, "Acquisitions" for further disclosures related to the acquisition of Flexiti and Ad Astra. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include allowances for loan losses, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the acquisition of Flexiti. Actual results may differ from those estimates.

Acquisition of Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider, in a transaction accounted for as a business combination. Refer to Note 16, "Acquisitions" for further information regarding the acquisition and Note 15, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Accounting Principle Related to Equity Method Investment in Katapult

Katapult is an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. CURO first invested in Katapult in 2017 as the Company identified multiple catalysts for Katapult's future success: an innovative e-commerce POS business model, a focus on the large and under-penetrated non-prime financing market and a clear and compelling value proposition for merchants and consumers. The Company accounts for a portion of the investment in Katapult under the equity method of accounting and a portion under the measurement alternative under ASC 321 for investments without a readily determinable fair value. Refer to Note 8, "Fair Value Measurements" for further disclosures regarding the accounting of the Company's investment in Katapult.

Historically, the Company reported income and loss from its equity method interest in Katapult on a two-month reporting lag. The merger agreement between Katapult and FinServ triggered a change in Katapult's control environment and reporting structure to coincide with SEC reporting requirements. As a result, the Company will only receive the financial results of Katapult when they become publicly available, which does not provide adequate timeliness to continue the Company’s use of a two-month reporting lag. Therefore, as of March 31, 2021, the Company applied a change in accounting principle to reflect the Company's share of Katapult's historical and ongoing results from a two-month reporting lag to a one-quarter reporting lag. The Company believes this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method interest after Katapult’s results are publicly available and related internal controls have been completed. The Company has not retrospectively applied the change in accounting principle because the impact on the financial statements was immaterial for all periods presented.

Merchant Discount Revenue

Following the acquisition of Flexiti, the Company recognizes merchant discount revenue. Merchant discount revenue represents a fee charged to merchant partners to facilitate customer credit card purchases at merchant locations. The fee is recorded as unearned revenue when received and recognized over the expected loan term. The amount of fees charged, or merchant discount, is generally deducted from the payment to the merchant at the time a customer enters into a POS transaction with the merchant. The merchant discount rate is individually negotiated between the Company and each merchant and is initially recorded as deferred revenue upon the completion of each POS transaction. As a result of purchase accounting resulting from the acquisition of Flexiti, no fair value is assigned to unearned revenue at the time of acquisition. Therefore, the Company only recognizes revenue on merchant discounts received after the acquisition of Flexiti.

Continuing Impacts of COVID-19

The COVID-19 pandemic, which surfaced in late 2019 and spread worldwide, continues to cause global uncertainty. Macroeconomic conditions, in general, and the Company's operations, specifically, have been significantly affected by COVID-19. Government responses to the pandemic, either through the form of mandated lockdowns or a variety of stimulus programs to mitigate the impact of the pandemic, suppressed loan demand in 2020 and into the start of 2021. For details regarding the effect COVID-19 had on the Company's operations in 2020, the Company's response to mitigate the impact of the pandemic and the U.S. and Canadian federal and local responses to the pandemic, refer to the 2020 Form 10-K. During the first quarter of 2021, two additional federal stimulus payments in the U.S. caused further declines in the Company's U.S. loan portfolio and resulted in favorable NCO and past-due trends, which resulted in lower allowance coverage. For further information on the impact the pandemic had on loan balances during the three months ended March 31, 2021, refer to Note 3, "Loans Receivable and Revenue."

Troubled Debt Restructuring
If a borrower experiences financial difficulties, the Company may modify the terms of its loans receivable, known as TDRs. As a result of COVID-19 and our response to provide relief for customers through our Customer Care Program, we began modifying loans that qualified as TDRs beginning in the second quarter of 2020. Refer to Note 3, "Loans Receivable and Revenue" for further information on TDRs as of and for the three months ended March 31, 2021.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on non-accrual status due to statutory requirements or, if in management’s judgment, the timely collection of principal and interest becomes uncertain. After a loan is placed on non-accrual status, no further interest is accrued. Loans are not typically returned to accrual status and thus remain on non-accrual status until they are paid or charged-off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. The Company's policy for determining past due status is consistent with that of the Company's accrual loans, depending on the product. Refer to Note 3, "Loans Receivable and Revenue" for further information on non-accrual loans for the three months ended March 31, 2021.

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

At March 31, 2021, the goodwill balance includes the amount recognized as a result of the acquisition of Flexiti. Refer to Note 16, "Acquisitions" for further information regarding the acquisition and Note 15, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

During the fourth quarter of 2020, the Company performed a quantitative assessment for the U.S. and Canada reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. During the three months ended March 31, 2021, the Company did not identify triggering events that indicate an impairment exists and did not record an impairment related to goodwill.

Refer to Note 15, "Goodwill" for further information.

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted ASU 2020-01 as of January 1, 2021, which did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in Topic 740. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The Company adopted ASU 2019-12 as of January 1, 2021, which did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, and ASU 2020-02 in February 2020. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as an SRC as of June 30, 2019, for which the Company qualified. ASU 2019-11 provides clarity and improves the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company does not expect the adoption of these ASUs to have a material impact on its financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

As of March 31, 2021, the Company had three credit facilities whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on the Non-Recourse U.S. SPV facility, entered into in April 2020, the Non-Recourse Canada SPV facility, entered into in August 2018, and the Non-Recourse Flexiti SPE Facility, entered into concurrent with the completion of the Company's acquisition of Flexiti in March 2021.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements. As required, the Company parenthetically discloses on the unaudited Condensed Consolidated Balance Sheets the VIEs' assets that can only be used to settle the VIEs' obligations and liabilities if the VIEs' creditors have no recourse against the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities associated with the Company's special purpose subsidiaries were as follows (in millions):

	March 31, 2021	December 31, 2020
Assets
Restricted cash	$47.6	$32.0
Loans receivable less allowance for loan losses	509.7	306.3
Intercompany receivable(1)	30.2	15.4
Prepaid expenses and other	—	0.4
Deferred tax assets	0.1	0.1
Total Assets	$587.6	$354.2
Liabilities
Accounts payable and accrued liabilities	$8.0	$34.1
Deferred revenue	0.1	0.1
Accrued interest	1.2	1.1
Debt	319.7	139.6
Total Liabilities	$329.0	$174.9
(1) Intercompany receivable VIE balances eliminate upon consolidation.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

As a result of COVID-19, CURO's customers and its overall credit performance continue to be impacted through the three months ended March 31, 2021. Throughout much of 2020 and the first quarter of 2021, the U.S. and Canadian governments instituted several initiatives to ease the personal burden of the pandemic, including various federal financial aid and economic stimulus

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

programs. During the second half of 2020, consumer demand gradually increased, reflecting both the gradual lifting of certain regions' stay-at-home and self-quarantine orders in response to the pandemic's easing and the expiration of governmental stimulus programs. Subsequently, a new round of government stimulus payments in the U.S. resulted in a decrease in loan balances and allowance for loan losses as of March 31, 2021. Continued favorable credit quality in Canada has also resulted in a decrease in allowance for loan losses as of March 31, 2021. The Company has maintained its historical allowance approach, but has adjusted estimates for changes in past-due gross loans receivable due to market conditions, leading up to and at March 31, 2021, caused by COVID-19. The estimates and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and which are indicative of conditions as of March 31, 2021.

Additionally, as a result of COVID-19, the Company enhanced its Customer Care Program and began modifying loans for borrowers that experienced financial distress, as described in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the "TDR Loans Receivable" tables below.

Revenue and Receivable Characteristics by Product

Revolving LOC revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes. Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1.0% of Installment revenues. Unsecured Installment loans include the Company's participating interest in Verge Credit loans. Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations. Ancillary revenue includes revenue from a number of ancillary financial products such as check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services. As of March 31, 2021, ancillary revenue also included an immaterial amount of merchant discount revenue as a result of our acquisition of Flexiti.

The following table summarizes revenue by product (in millions):

	Three Months Ended March 31,
	2021	2020
Revolving LOC	$62.7	$71.0

Unsecured Installment	76.4	122.4
Secured Installment	15.0	26.3
Single-Pay	25.0	45.2
Total Installment	116.4	193.9

Ancillary	17.5	15.9
Total revenue(1)	$196.6	$280.8
(1) Includes revenue from CSO programs of $41.4 million and $68.1 million for the three months ended March 31, 2021 and 2020.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in millions):

	March 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$520.9	$72.0	$33.2	$35.5	$140.7	$661.6
Delinquent loans receivable	43.3	20.4	5.7	—	26.1	69.4
Total loans receivable	564.2	92.4	38.9	35.5	166.8	731.0
Less: allowance for losses	(44.8)	(20.4)	(5.0)	(2.2)	(27.6)	(72.4)
Loans receivable, net	$519.4	$72.0	$33.9	$33.3	$139.2	$658.6
(1) Of the $35.5 million of Single-Pay receivables, $10.4 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$19.1	$7.0	$2.3	$9.3	$28.4
31-60 days past due	10.0	6.1	1.5	7.6	17.6
61 + days past due	14.2	7.3	1.9	9.2	23.4
Total delinquent loans receivable	$43.3	$20.4	$5.7	$26.1	$69.4

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$321.1	$78.2	$40.4	$43.8	$162.4	$483.5
Delinquent loans receivable	37.7	24.2	8.3	—	32.5	70.2
Total loans receivable	358.8	102.4	48.7	43.8	194.9	553.7
Less: allowance for losses	(52.0)	(24.1)	(7.0)	(3.1)	(34.2)	(86.2)
Loans receivable, net	$306.8	$78.3	$41.7	$40.7	$160.7	$467.5
(1) Of the $43.8 million of Single-Pay receivables, $11.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$17.4	$10.4	$3.8	$14.2	$31.6
31-60 days past due	9.3	7.1	2.2	9.3	18.6
61 + days past due	11.0	6.7	2.3	9.0	20.0
Total delinquent loans receivable	$37.7	$24.2	$8.3	$32.5	$70.2

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in millions):

	March 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$27.7	$0.6	$28.3
Delinquent loans receivable Guaranteed by the Company	4.0	0.1	4.1
Total loans receivable Guaranteed by the Company	31.7	0.7	32.4
Less: Liability for losses on CSO lender-owned consumer loans	(4.7)	—	(4.7)
Loans receivable Guaranteed by the Company, net	$27.0	$0.7	$27.7

	March 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$3.3	$0.1	$3.4
31-60 days past due	0.5	—	0.5
61+ days past due	0.2	—	0.2
Total delinquent loans receivable	$4.0	$0.1	$4.1

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37.1	$0.8	$37.9
Delinquent loans receivable Guaranteed by the Company	6.1	0.2	6.3
Total loans receivable Guaranteed by the Company	43.2	1.0	44.2
Less: Liability for losses on CSO lender-owned consumer loans	(7.2)	—	(7.2)
Loans receivable Guaranteed by the Company, net	$36.0	$1.0	$37.0

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$5.4	$0.2	$5.6
31-60 days past due	0.5	—	0.5
61 + days past due	0.2	—	0.2
Total delinquent loans receivable	$6.1	$0.2	$6.3

The following tables summarize activity in the allowance for loan losses and the liability for losses on CSO lender-owned consumer loans in total (in millions):

	Three Months Ended March 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$52.0	$24.1	$7.0	$3.1	$34.2	$—	$86.2
Charge-offs	(28.7)	(21.1)	(6.3)	(21.9)	(49.3)	(0.9)	(78.9)
Recoveries	7.5	6.6	2.5	21.2	30.3	0.6	38.4
Net charge-offs	(21.2)	(14.5)	(3.8)	(0.7)	(19.0)	(0.3)	(40.5)
Provision for losses	13.8	10.8	1.8	(0.2)	12.4	0.3	26.5
Effect of foreign currency translation	0.2	—	—	—	—	—	0.2
Balance, end of period	$44.8	$20.4	$5.0	$2.2	$27.6	$—	$72.4
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7.2	$—	$—	$7.2	$—	$7.2
Decrease in liability	—	2.5	—	—	2.5	—	2.5
Balance, end of period	$—	$4.7	$—	$—	$4.7	$—	$4.7

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$55.1	$35.6	$10.3	$5.9	$51.8	$—	$106.9
Charge-offs	(129.7)	(98.9)	(37.2)	(106.8)	(242.9)	(3.9)	(376.5)
Recoveries	21.3	22.1	10.2	86.1	118.4	2.0	141.7
Net charge-offs	(108.4)	(76.8)	(27.0)	(20.7)	(124.5)	(1.9)	(234.8)
Provision for losses	104.2	65.3	23.7	18.0	107.0	1.9	213.1
Effect of foreign currency translation	1.1	—	—	(0.1)	(0.1)	—	1.0
Balance, end of period	$52.0	$24.1	$7.0	$3.1	$34.2	$—	$86.2
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10.6	$—	$—	$10.6	$—	$10.6
Decrease in liability	—	3.4	—	—	3.4	—	3.4
Balance, end of period	$—	$7.2	$—	$—	$7.2	$—	$7.2

As of March 31, 2021, Revolving LOC and Installment loans classified as nonaccrual were $3.9 million and $5.3 million, respectively. As of December 31, 2020, Revolving LOC and Installment loans classified as nonaccrual were $4.4 million and $6.2 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the allowance for loan losses as delinquencies are a primary input into the Company's roll rate-based model.

TDR Loans Receivable

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under U.S. GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted under the terms of the original agreement. In light of COVID-19, the Company established an enhanced Customer Care Program in 2020, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

The Company records its allowance for loan losses related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged off. A TDR is charged off consistent with the Company's policies for the related loan product. For additional information on the Company's loss recognition policy, see the 2020 Form 10-K.

The table below presents TDRs, which are related to the Customer Care Program implemented in response to COVID-19, included in gross loans receivable and the impairment included in the allowance for loan losses (in millions):

	As of March 31, 2021	As of December 31, 2020
Current TDR gross receivables	$12.9	$13.6
Delinquent TDR gross receivables	4.6	6.3
Total TDR gross receivables	17.5	19.9
Less: Impairment included in the allowance for loan losses	(2.5)	(3.5)
Less: Additional allowance	(3.7)	(4.5)
Outstanding TDR receivables, net of impairment	$11.3	$11.9

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below reflect loans modified and classified as TDRs during the first quarter of 2021 presented (in millions):

Three Months Ended March 31, 2021
Pre-modification TDR loans receivable	$4.8
Post-modification TDR loans receivable	4.3
Total concessions included in gross charge-offs	$0.5

There were $4.8 million of loans classified as TDRs that were charged off and included as a reduction in the allowance for loan losses during the three months ended March 31, 2021. The Company had commitments to lend additional funds of approximately $2.9 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of March 31, 2021.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the three months ended March 31, 2021 (dollars in millions):

Three Months Ended March 31, 2021
Average outstanding TDR loans receivable	$18.7
Interest income recognized	5.5
Number of TDR loans(1)	3,780
(1) Presented in ones

There were no loans classified as TDRs during the three months ended March 31, 2020.

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $3.7 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2020 Form 10-K for further details of the Company's accounting policy.

As of March 31, 2021 and December 31, 2020, the incremental maximum amount payable under all such guarantees was $26.9 million and $36.6 million, respectively. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $4.7 million and $7.2 million at March 31, 2021 and December 31, 2020, respectively.

The Company placed $4.0 million and $5.5 million in collateral accounts for the benefit of lenders at March 31, 2021 and December 31, 2020, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of March 31, 2021 and December 31, 2020 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
Debt consisted of the following (in millions):

	March 31, 2021	December 31, 2020
8.25% Senior Secured Notes	$680.5	$680.0
Non-Recourse U.S. SPV Facility	44.0	43.6
Non-Recourse Canada SPV Facility	97.3	96.1
Non-Recourse Flexiti SPE Facility	178.4	—
Debt	$1,000.2	$819.7

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the remaining balance of capitalized financing costs of $9.6 million, net of amortization, is included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

Non-Recourse U.S. SPV Facility

In April 2020, CURO Receivables Finance II, LLC entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of March 31, 2021, the Non-Recourse U.S. SPV Facility provided for $200.0 million of borrowing capacity, which was increased from $100.0 million on July 31, 2020 after obtaining additional commitments.

As of March 31, 2021, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%, or 7.90%. The U.S. SPV Borrower will pay the lenders additional interest if it does not borrow minimum specified percentages of the available commitments and a monthly 0.50% per annum commitment fee on the unused portion of the commitments. The Company is currently evaluating the impact of the expected transition from LIBOR to alternative reference rates.

As of March 31, 2021, outstanding borrowings under the Non-Recourse U.S. SPV Facility were $44.0 million, net of deferred financing costs of $5.4 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 2, "Variable Interest Entities."

The Non-Recourse U.S. SPV Facility matures on April 8, 2024.

Non-Recourse Canada SPV Facility

In August 2018, CURO Canada Receivables Limited Partnership entered into the Non-Recourse Canada SPV Facility with Waterfall Asset Management, LLC. The Non-Recourse Canada SPV Facility currently provides for C$175.0 million of borrowing capacity and the ability to expand such capacity up to C$250.0 million. As of March 31, 2021, the effective interest rate on our borrowings was three-month CDOR plus 6.75%, or 8.60%. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to September 2, 2023.

As of March 31, 2021, outstanding borrowings under the Non-Recourse Canada SPV Facility were $97.3 million, net of deferred financing costs of $1.6 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Non-Recourse Flexiti SPE Facility

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp. refinanced and expanded their Non-Recourse Flexiti SPE Facility to C$421 million for Class A borrowings and to C$79 million for Class B borrowings, with a maturity on March 10, 2024. As of March 31, 2021, the weighted average interest rate on our borrowings was three-month CDOR plus 4.40%, or 5.40%. The Flexiti SPE borrower also pays a 1.00% per annum commitment fee on the unused portion of the commitments.

As of March 31, 2021, outstanding borrowings under the Non-Recourse Flexiti SPE Facility were $178.4 million, net of deferred financing costs of $5.1 million. For further information on the Non-Recourse Flexiti SPE, refer to Note 2, "Variable Interest Entities."

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

The revolver was undrawn at March 31, 2021 and December 31, 2020.

Cash Money Revolving Credit Facility

Cash Money maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity required to meet the working capital needs of the Company's Canadian direct lending operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is the percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of March 31, 2021, the borrowing capacity under the Cash Money Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at March 31, 2021 and December 31, 2020.

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

Restricted Stock Units

As of March 31, 2021, the Company has granted three types of RSUs, which are known as time-based, market-based and, as a result of the Flexiti acquisition, performance-based.
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

Upon closing of the Flexiti acquisition in March 2021, the Company granted performance-based RSUs to Flexiti employees. Grants of performance-based RSUs are valued at the date of grant based on the closing market price of common stock. The performance-based RSUs vest over two years if Flexiti achieves specified internal targets, including revenue less NCOs and originations metrics. Expense recognition for the performance-based RSUs occurs ratably over the service period if it is probable that the targets will be achieved as of each period end. If such results are not probable, no share-based compensation expense is recognized and any previously recognized share-based compensation expense is reversed.

Unvested shares of RSUs generally are forfeited upon termination of employment, or failure to achieve the required performance condition, if applicable.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity of time-based, market-based, and performance-based unvested RSUs as of March 31, 2021 and changes during the three months ended March 31, 2021 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Performance-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2020	1,012,792	758,713	—	$10.26
Granted	854,397	299,053	253,310	15.21
Vested	(348,620)	—	—	11.31
Forfeited	(15,245)	(1,668)	—	12.19
March 31, 2021	1,503,324	1,056,098	253,310	$12.59

Share-based compensation expense for the three months ended March 31, 2021 and 2020, which includes compensation costs from stock options and RSUs, was $2.7 million and $3.2 million, respectively. Share-based compensation expense is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of March 31, 2021, there was $29.4 million of total unrecognized compensation cost related to stock options and RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 2.2 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 24.7% and 5.1% for the three months ended March 31, 2021 and 2020, respectively. The first quarter 2021 effective rate was generally consistent with the Company's Federal, state and provincial statutory rates, other than the release of a valuation allowance of $0.1 million against the income from its investment in Katapult, excess tax benefits related to share-based compensation of $0.3 million and $0.2 million tax expense related to the non-deductible transaction costs. The first quarter 2020's effective income tax rate was primarily due to a tax benefit from the CARES Act, which was enacted by the U.S. Federal government in March 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. The Company recorded an income tax benefit of $9.1 million related to the carry-back of NOLs from tax years 2018 and 2019, which offset its tax liability for prior years and generate a refund of previously paid taxes at a 35% statutory rate.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $203.0 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $10.2 million. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 8 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company is required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable, meaning those that reflect the Company's own judgement about the assumptions market participants would use in pricing the asset or liability based on the best information available for the specific circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2021 (in millions):

		Estimated Fair Value
	Carrying Value March 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7.6	$7.6	$—	$—	$7.6
Financial liabilities:
Non-qualified deferred compensation plan	$4.7	$4.7	$—	$—	$4.7
Contingent consideration related to acquisition	20.6	—	—	20.6	20.6

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and origination targets over the two years subsequent to completion of the transaction that could result in cash consideration paid up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved, and discount rates. The contingent consideration measured at fair value using unobservable inputs as of March 10, 2021 is $20.6 million. For additional information on Flexiti and the related contingent consideration, refer to Note 16, "Acquisitions."

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2020 (in millions):

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7.1	$7.1	$—	$—	$7.1
Financial liabilities:
Non-qualified deferred compensation plan	$4.7	$4.7	$—	$—	$4.7

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2021 (in millions):

		Estimated Fair Value
	Carrying Value March 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$135.4	$135.4	$—	$—	$135.4
Restricted cash	80.4	80.4	—	—	80.4
Loans receivable, net	658.6	—	—	658.6	658.6
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$4.7	$—	$—	$4.7	$4.7
8.25% Senior Secured Notes	680.5	—	691.1	—	691.1
Non-Recourse U.S. SPV facility	44.0	—	—	49.5	49.5
Non-Recourse Canada SPV facility	97.3	—	—	98.9	98.9
Non-Recourse Flexiti SPE facility	178.4	—	—	183.5	183.5

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2020 (in millions):

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$213.3	$213.3	$—	$—	$213.3
Restricted cash	54.8	54.8	—	—	54.8
Loans receivable, net	467.5	—	—	467.5	467.5
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$7.2	$—	$—	$7.2	$7.2
8.25% Senior Secured Notes	680.0	—	646.0	—	646.0
Non-Recourse U.S. SPV facility	43.6	—	—	49.5	49.5
Non-Recourse Canada SPV facility	96.1	—	—	98.0	98.0

Loans Receivable, Net

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.25% Senior Secured Notes, Non-Recourse U.S. Facility, Non-Recourse Canada SPV Facility and Non-Recourse Flexiti SPE Facility

The fair value disclosure for the 8.25% Senior Secured Notes was based on observable market trading data. The fair values of the Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility and Non-Recourse Flexiti SPE Facility were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below presents the Company's investment in Katapult (in millions):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2019	$10.1	$—	$10.1
Equity method (loss) - Q1 2020	(1.6)	—	(1.6)
Balance at March 31, 2020	8.5	—	8.5
Equity method income - Q2 2020	0.7		0.7
Balance at June 30, 2020	9.2	—	9.2
Equity method income - Q3 2020	3.5	—	3.5
Accounting policy change for certain securities from equity method investment to measurement alternative	(12.5)	12.5	—
Purchases of common stock warrants and preferred shares	4.0	7.2	11.2
Balance at September 30, 2020	4.2	19.7	23.9
Equity method income - Q4 2020	1.9	—	1.9
Purchases of common stock	1.6	—	1.6
Balance at December 31, 2020	7.7	19.7	27.4
Equity method income - Q1 2021	0.5	—	0.5
Balance at March 31, 2021	$8.2	$19.7	$27.9

Classification as of December 31, 2020	Level 3, not carried at fair value	Level 3, carried at measurement alternative
Classification as of March 31, 2021	Level 3, not carried at fair value	Level 3, carried at measurement alternative
(1) The Company elected to measure this equity security without a readily determinable fair value equal to its cost minus impairment. If the Company identifies an observable price change in orderly transactions for the identical or a similar investment of the same issuer, it will measure the equity security at fair value as of the date that the observable transaction occurred.

During 2019, Katapult completed an incremental equity issuance round at a value per share less than the value per share raised in prior raises. This round included investments from both existing and new shareholders and was considered indicative of the fair value of shares in Katapult. Accordingly, during the year ended December 31, 2019, the Company recognized a $3.7 million loss on its investment to adjust it to market value.

Prior to September 2020, the Company owned 42.5% of the outstanding shares (excluding unexercised options) of Katapult, comprised of multiple classes of equity, including preferred stock and certain common stock warrants, which met the accounting criteria for in-substance common stock at the time of their acquisition. This financial asset was not carried at fair value. The Company accounted for this investment under the equity method, and recognized a proportionate share of Katapult’s income on a two-month lag.

In September 2020, the Company acquired common stock warrants and preferred shares of Katapult from existing shareholders for $11.2 million in cash. This transaction resulted in the reevaluation of the accounting for all of the Company’s holdings in Katapult. The Company determined that its holdings of certain common stock warrants qualified as in-substance common stock and were required to be accounted for using the equity method. The Company’s holdings in preferred stock and certain other common stock warrants did not meet the criteria for in-substance common stock and therefore are carried at cost minus impairment under the measurement alternative. As a result, the Company (i) reclassified $12.5 million from an equity method investment to cost minus impairment under the measurement alternative, (ii) recorded a purchase of common stock warrants for $4.0 million determined to be in-substance common stock within its equity method investment and (iii) recorded a purchase of preferred shares for $7.2 million that was accounted for under the measurement alternative.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October and November 2020, the Company acquired common stock of Katapult from existing shareholders for $1.6 million. The Company recorded this purchase within its equity method investment.

As of March 31, 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company’s share of Katapult’s income was $0.5 million for the three months ended March 31, 2021. The Company recorded a loss of $1.6 million on its equity method investment in Katapult for the three months ended March 31, 2020.

Both the equity method investment and the investment measured at cost minus impairment are presented within "Investments" on the unaudited Condensed Consolidated Balance Sheet. The Company elected the practical expedient available under ASC 321-10-35-2, Investments —Equity Securities to only remeasure the investment in Katapult at fair value upon an indication of impairment or upon the existence of an observable price change in an orderly transaction for an identical or similar security. There were no such transactions through March 31, 2021.

On a diluted basis, which includes common stock warrants held in Katapult accounted for under the equity method and preferred shares accounted for at cost less impairment under the measurement alternative, the Company's total ownership of Katapult's shares, excluding unexercised options, was 47.7% as of March 31, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three months ended March 31, 2021 and 2020 (in millions):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41.4	$—	$(77.9)	$79.9	$160.1	$(30.2)	$131.9
Net income	—	—	—	—	25.7	—	25.7
Foreign currency translation adjustment	—	—	—	—	—	3.9	3.9
Dividends	—	—	—	—	(2.4)	—	(2.4)
Share based compensation expense	—	—	—	2.7	—	—	2.7
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	0.2	—	—	(1.7)	—	—	(1.7)
Balance at March 31, 2021	41.6	$—	$(77.9)	$80.9	$183.4	$(26.3)	$160.1
(1) Accumulated other comprehensive income (loss)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2019	41.2	$—	$(72.3)	$68.1	$93.4	$(38.7)	$50.5
Net income from continuing operations	—	—	—	—	36.0	—	36.0
Net income from discontinued operations	—	—	—	—	0.3	—	0.3
Foreign currency translation adjustment	—	—	—	—	—	(22.2)	(22.2)
Dividends	—	—	—	—	(2.3)	—	(2.3)
Share based compensation expense	—	—	—	3.2	—	—	3.2
Proceeds from exercise of stock options	—	—	—	0.1	—	—	0.1
Repurchase of common stock	(0.5)	—	(5.5)	—	—	—	(5.5)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	0.1	—	—	(0.6)	—	—	(0.6)
Balance at March 31, 2020	40.8	$—	$(77.8)	$70.8	$127.4	$(60.9)	$59.5
(1) Accumulated other comprehensive income (loss)

Dividends

The table below summarizes the Company's quarterly dividends for 2021. The dividend policy was instituted during the first quarter of 2020.

					Dividends Paid
	Date of declaration	Record date	Date paid	Dividend per share	(in millions)
Q1 2021	February 4, 2021	February 16, 2021	March 2, 2021	$0.055	$2.3

On May 3, 2021, the Company's Board of Directors declared a dividend under the program of $0.11 per share. See Note 18, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income from continuing operations	$25.7	$36.0
Net income from discontinued operations, net of tax	—	0.3
Net income	$25.7	$36.3

Weighted average common shares - basic	41.5	40.8
Dilutive effect of stock options and restricted stock units	2.1	1.1
Weighted average common shares - diluted	43.6	41.9

Basic earnings per share:
Continuing operations	$0.62	$0.88
Discontinued operations	—	0.01
Basic earnings per share	$0.62	$0.89

Diluted earnings per share:
Continuing operations	$0.59	$0.86
Discontinued operations	—	0.01
Diluted earnings per share	$0.59	$0.87

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three months ended March 31, 2021 and March 31, 2020, there were 0.5 million and 1.3 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

NOTE 11 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
On March 10, 2021, the Company acquired Flexiti, as described in Note 15, "Goodwill" and Note 16, "Acquisitions." Under ASC 280, Segment Reporting, Flexiti met the definition of a separate reportable segment. As of March 31, 2021, the Company made required disclosures for Flexiti as a separate reportable segment known as "Canada POS Lending," further described below. In conjunction with the acquisition, the Company has also renamed the "Canada" reportable segment to the "Canada Direct Lending" reportable segment.
Reportable Segments
U.S. As of March 31, 2021, the Company operated a total of 209 U.S. retail locations and had an online presence in 36 states. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay and vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 16, "Acquisitions," the acquisition of Ad Astra closed in January 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada Direct Lending. As of March 31, 2021, the Company operated a total of 201 stores across seven Canadian provinces and territories and had an online presence in five provinces. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay loans, insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to its customers in Canada.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Canada POS Lending. The Company serves Canadian customers through POS financing available at approximately 6,600 retail locations and online with nearly 2,100 merchant partners. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations from Canada POS Lending represent results from the date of acquisition, March 10, 2021, through March 31, 2021.

The following table illustrates summarized financial information concerning reportable segments (in millions):

	Three Months Ended March 31,
	2021	2020
Revenues by segment: (1)
U.S.	$136.5	$221.8
Canada Direct Lending	58.5	59.0
Canada POS Lending	1.6	—
Consolidated revenue	$196.6	$280.8
Net revenues by segment:
U.S.	$110.4	$135.7
Canada Direct Lending	49.2	31.6
Canada POS Lending	0.8	—
Consolidated net revenue	$160.4	$167.3
Gross margin by segment:
U.S.	$71.1	$87.5
Canada Direct Lending	30.2	12.2
Canada POS Lending	0.6	—
Consolidated gross margin	$101.9	$99.7
Segment operating (loss) income:
U.S.	$14.7	$33.5
Canada Direct Lending	22.2	4.5
Canada POS Lending	(2.8)	—
Consolidated operating income	$34.1	$38.0
Expenditures for long-lived assets by segment:
U.S.	$2.7	$4.3
Canada Direct Lending	0.1	0.6
Canada POS Lending	0.4	—
Consolidated expenditures for long-lived assets	$3.2	$4.9
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the proportion of gross loans receivable by segment (in millions):

	March 31, 2021	December 31, 2020
U.S.	$185.8	$223.4
Canada Direct Lending	343.7	330.3
Canada POS Lending	201.5	—
Total gross loans receivable	$731.0	$553.7

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in millions):

	March 31, 2021	December 31, 2020
U.S.	$34.3	$36.3
Canada Direct Lending	22.8	23.4
Canada POS Lending	0.5	—
Total net long-lived assets	$57.6	$59.7

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Securities Litigation and Enforcement

In December 2018, a putative securities fraud class action lawsuit was filed against the Company and its chief executive officer, chief financial officer and chief operating officer in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662 (the "Yellowdog Action"). In May 2019, plaintiff filed a consolidated complaint naming the Company's founders and FFL as additional defendants. The complaint alleged that the Company and the individual defendants violated Section 10(b) of the Exchange Act and that certain defendants also violated Section 20(a) of the Exchange Act as "control persons" based on alleged misleading statements and omitted material information regarding the Company's efforts to transition the Canadian inventory of products from Installment loans to Revolving LOC loans. Plaintiff brought the claims on behalf of a class of investors who purchased Company common stock between April 27, 2018 and October 24, 2018.

The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. The Company recorded this $2.5 million of expense in 2019 and subsequently paid legal fees of $2.5 million. On December 18, 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. As of March 31, 2021, the $9.0 million settlement was paid, including $1.4 million by the Company. As a result, the Company has a $1.4 million receivable from its insurance carriers in "Other assets."

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, FFL. Plaintiffs generally allege the same underlying facts of the Yellowdog Action.

While the Company is vigorously contesting these lawsuits, it cannot determine the timing or nature of their ultimate resolution. The Company does not expect that these lawsuits will have a material adverse impact on the Company's results of operations or financial condition.

City of Austin

The Company was cited in July 2016 by the City of Austin, Texas for alleged violations of an Austin ordinance addressing products offered by CSOs, which regulates aspects of products offered under the Company's CAB program, including loan sizes and repayment terms. The Company believes that: (i) the Austin ordinance (similar to its counterparts elsewhere in Texas) conflicts with Texas state law and (ii) in any event, the Company's product complies with this ordinance, when the ordinance is properly construed. In 2017, the Austin Municipal Court agreed with the Company's position that this ordinance conflicts with Texas law and, accordingly, did not address the second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits have not been scheduled.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 15, 2020, the City of Austin proposed a second ordinance in direct response to a Texas Attorney General’s opinion which would arguably allow CSO’s to provide signature loans outside the regulatory authority of the Texas Office of Consumer Credit Commissioner and the City of Austin. This proposed ordinance became effective June 1, 2020, and implemented restrictions on CSO transactions and revised certain definitions included in the original Austin ordinance. These revisions potentially affect the foundation upon which the Company's previous arguments in municipal court were based.

On June 8, 2020, another company within CURO's industry filed a Petition for Declaratory Relief, Application for Temporary Restraining Order, and Application for Temporary and Permanent Injunction against the City of Austin. The Temporary Restraining Order was granted on June 12, 2020, but was ultimately lifted on November 17, 2020.

Subsequent to lifting the Temporary Restraining Order, the city of Austin notified the Company that it would begin auditing stores beginning in January 2021. The city has since deferred these audits, and the Company is in preliminary discussions with the city to determine next steps and a potential resolution to the outstanding matters.

On January 27, 2021, the City of Dallas adopted an ordinance identical to the second ordinance in the City of Austin.

The Company does not anticipate having a final determination of the legality of its CAB program under either Austin ordinance (and similar ordinances in other Texas cities) in the near future. A final adverse decision could result in material monetary liability in Austin and elsewhere in Texas, and could force the Company to restructure the loans it originates in Austin and elsewhere in Texas.

Other Legal Matters
The Company is a defendant in certain litigation matters encountered from time-to-time in the ordinary course of business, some of which may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding, the Company does not believe the result of any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 13 – LEASES

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

Leases classified as finance are immaterial to the Company as of March 31, 2021. Operating leases expire at various times through 2032. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the unaudited Condensed Consolidated Balance Sheets.

The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at commencement date. The rate implicit in the Company's leases typically are not readily determinable. As a result, the Company uses its estimated incremental borrowing rate, as allowed by ASC 842, Leases, in determining the present value of lease payments. The incremental borrowing rate is based on internal and external information available at the lease commencement date and is determined using a portfolio approach (i.e., using the weighted average terms of all outstanding leases). This rate is the theoretical rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as that of the lease portfolio.

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

The majority of leases have an original term of five years plus two five-year renewal options. The Consumer Price Index is generally used in determining future lease payments and for purposes of calculating operating lease liabilities. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. The Company has elected to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of 12 months or less, from the unaudited Condensed Consolidated Balance Sheets. Some of the leases are with

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease costs and other information for the three months ended March 31, 2021 and March 31, 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease costs:
Third-Party	$8.0	$7.6
Related-Party	0.8	0.9
Total operating lease costs	$8.8	$8.5

Operating cash flow - Operating leases	$9.4	$8.4
New ROU assets - Operating leases	$2.8	$5.6
Weighted average remaining lease term - Operating leases	5.5 years	6.3 years
Weighted average discount rate - Operating leases	9.5%	10.3%

The following table summarizes the aggregate operating lease payments that the Company is contractually obligated to make under operating leases as of March 31, 2021 (in millions):

	Third-Party	Related-Party	Total
Remainder of 2021	$24.6	$2.8	$27.4
2022	30.0	3.7	33.7
2023	24.8	1.3	26.1
2024	19.0	1.0	20.0
2025	13.4	0.9	14.3
2026	9.4	0.9	10.3
Thereafter	21.2	1.8	23.0
Total	142.4	12.4	154.8
Less: Imputed interest	(33.0)	(2.7)	(35.7)
Operating lease liabilities	$109.4	$9.7	$119.1

There are no material leases entered into subsequent to the balance sheet date.

NOTE 14 – DISCONTINUED OPERATIONS

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

NOTE 15 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2021 was as follows (in millions):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2020	$105.9	$30.2	$—	$136.1
Acquisition (Note 16)	—	—	44.9	44.9
Foreign currency translation	—	0.3	—	0.3
Goodwill at March 31, 2021	$105.9	$30.5	$44.9	$181.3

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company tests goodwill at least annually for potential impairment as of October 1 and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2020 Form 10-K for additional information on the Company's policy for assessing goodwill for impairment.

In the first quarter of 2021, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended March 31, 2021.

Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021. Provisional goodwill was estimated at $44.9 million, due to the preliminary valuation, and was recorded in the Canada POS Lending reporting unit during the three months ended March 31, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 16, "Acquisitions" for more information related to the business combination.

NOTE 16 – ACQUISITIONS

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and originations. Flexiti provides POS financing solution to retailers across Canada and with the acquisition, will provide the Company capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances the Company's long-term growth and financial and risk profiles, and allows access to the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. The Company now reaches consumers in Canada through all the ways they access credit, directly both in-store and online, via credit cards or at the POS

The Company began consolidating the financial results of Flexiti in the unaudited Condensed Consolidated Financial Statements on March 10, 2021. Flexiti contributed $0.8 million of net revenue and incurred $3.5 million of operating expenses between March 10, 2021 and March 31, 2021.

This transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates available as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of March 31, 2021, the primary areas that remain preliminary relate to the valuation of certain loans receivables, intangible assets, and certain tax-related balances.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the preliminary purchase price allocation recorded in the Company’s Condensed Consolidated Balance Sheet as of the date of acquisition (in millions):

Amounts acquired on March 10, 2021
Assets
Cash and cash equivalents	$1.3
Gross loans receivable(1)	196.1
Prepaid expenses and other	0.7
Property and equipment	0.5
Right-of-use assets	0.6
Intangibles	50.8
Deferred tax assets	2.8
Total assets	$252.8

Liabilities
Accounts payable and accrued liabilities	$9.3
Credit facilities	174.4
Lease liabilities	0.6
Total liabilities	$184.3

Net assets acquired	$68.5
Total consideration paid	113.4
Goodwill	$44.9
(1) The gross contractual loans receivables as of March 10, 2021 were $208.6 million, of which the Company estimates $12.5 million will not be collected.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in millions):

	Fair Value	Useful Life
Developed technology	$31.8	5.0 years
Merchant relationships	16.1	8.0 years
Customer relationships	2.9	8.0 years
Total identified intangible assets	$50.8

Goodwill of $44.9 million represents the excess of the consideration paid over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created with the Company’s future product offerings and the value of the assembled workforce. Goodwill and the intangibles from this transaction are not deductible for Canadian income tax purposes because this was a stock acquisition.

In connection with the acquisition, the Company recognized contingent cash consideration of $20.6 million as of the acquisition date. The contingent consideration is based on Flexiti achieving certain operating metrics for the period April 1, 2021 through March 31, 2023, including revenue less NCOs and originations. Cash consideration can range from zero to $32.8 million over the period. Refer to Note 8, "Fair Value Measurements" for additional information regarding fair value inputs related to the contingent cash consideration.

In connection with the acquisition, the Company also agreed to grant RSUs to Flexiti employees who joined the Company upon the effective date of the acquisition, with grant-date fair value totaling approximately $8.1 million. Of that total, $4.0 million relates to RSU contingent consideration structured similar to the contingent cash consideration described above. All RSU grants to Flexiti employees will be ratably recognized as stock-based compensation over the requisite service period of two years. Refer to Note 6, "Share-based Compensation" for further information related to these RSUs.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company incurred costs related to this acquisition of $3.2 million that were recorded in Corporate, district and other expenses in the U.S. segment in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party at the time, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.
The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $2.6 million of operating expense during the three months ended March 31, 2021.

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

The following table summarizes the allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)	Amounts acquired on January 3, 2020
Assets
Cash and cash equivalents	$3.4
Accounts receivable	0.5
Property and equipment	0.4
Intangible assets	1.1
Goodwill	14.8
Operating lease asset	0.2
Total assets	$20.4

Liabilities
Accounts payable and accrued liabilities	$2.3
Operating lease liabilities	0.2
Total liabilities	$2.5

Total cash consideration transferred	$17.9

Goodwill of $14.8 million represents the excess over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created through cost and process efficiencies in the collections process. The total estimated tax-deductible Goodwill as a result of this transaction is $15.4 million.

NOTE 17 – SHARE REPURCHASE PROGRAM

In May 2021, the Company's Board of Directors authorized a new share repurchase program for up to $50.0 million of its common stock. Refer to Note 18, "Subsequent Events" for further details of the program.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 3,614,541 shares of its common stock at an average price of $12.52 for a total cost of $45.2 million for the year ended December 31, 2019, and repurchased 455,255 shares of its common stock at an average price of $10.45 per share for the remaining consideration of $4.8 million during the three months ended March 31, 2020.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In February 2020, the Company's Board of Directors authorized a new share repurchase program for up to $25.0 million of its common stock. Due to uncertainty caused by COVID-19, the Board terminated the program on March 15, 2020, prior to any material purchases having been made.

NOTE 18 – SUBSEQUENT EVENTS

Dividend

The Company's Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 27, 2021, to stockholders of record as of May 14, 2021.

May 2021 Share Repurchase Program

In May 2021, the Company's Board of Directors authorized a new share repurchase program for up to $50.0 million of common stock. Purchases under the program are required to be made from time-to-time in the open market, in privately negotiated transactions, or both, at the Company's discretion and subject to market conditions and other factors. Any repurchased shares are available for use in connection with equity plans or other corporate purposes.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2020 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a tech-enabled, multi-channel and multi-product consumer finance company serving a wide range of non-prime and prime consumers in the U.S. and Canada and a market leader in the industries on which we operate based on revenue.

History

CURO was founded in 1997 to meet the growing needs of consumers looking for alternative access to credit. With nearly 25 years of experience, we seek to offer a variety of convenient, easily accessible financial and loan services in all of our markets. The terms “CURO," "we,” “our,” “us” and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated.

In the U.S., our stores operate under "Speedy Cash" and "Rapid Cash" and online under "Avio Credit" for Installment and Revolving LOC products. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our direct-lending stores are branded "Cash Money" and we offer "LendDirect" Installment and Revolving LOC loans online and at certain stores. As of April 30, 2021, our direct lending network consisted of 408 locations across 14 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states and five Canadian provinces.

On March 10, 2021, we completed the acquisition of Flexiti, one of Canada's fastest-growing POS and BNPL lenders, offering customers flexible payment plans at retailers that sell big-ticket goods such as furniture, appliances, jewelry and electronics. Through Flexiti's award-winning BNPL platform, customers can be approved instantly to shop with their FlexitiCard®, accepted at nearly 6,600 locations, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to "Recent Developments" below for additional information about the acquisition.

In April 2017, we first invested in Katapult, a privately owned lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. In December 2020, we announced that we were in a position to benefit from Katapult's announced merger with FinServ (NASDAQ: FSRV), a publicly traded SPAC. Refer to "Recent Developments," below, for the latest developments about the merger and expected benefit to us.

Recent Developments

Flexiti acquisition. On March 10, 2021, we completed the acquisition of Flexiti in a transaction that included cash at closing of $86.5 million and contingent cash consideration of up to $32.8 million based on the achievement of revenue less NCOs and origination targets over the next two years. The Flexiti acquisition provides us capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances our long-term growth and financial and risk profiles, and allows us to access the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. We now reach consumers in Canada through all the ways they access credit, directly both in-store and online, via credit cards or at the POS. Flexiti continued its historical growth trends heading into 2021, as a result of gaining new merchant partners. Year-over-year, Flexiti's first quarter originations increased 69%, or C$34.7 million, to C$85.0 million, as it continued to pursue new merchant partnerships.

In conjunction with the acquisition, we guaranteed the obligations of Flexiti under its amended credit facility, which provides for borrowing capacity of the following maximum amounts: C$421.0 million as the class A revolving commitment and C$79.0 million as the class B revolving commitment.

Katapult Investment. Based on the market value of FSRV stock of $12.50 as of May 6, 2021, which includes value associated with the expected earn-out achieved under the merger agreement at that value, the market value of total consideration to us at the closing of Katapult's definitive merger agreement with FinServ is estimated to be approximately $410 million in cash and stock in the new company. The final consideration mix between cash and stock will vary based on investor redemptions and certain other adjustments. A $1 change in the market value of FSRV stock is expected to result in a 5% to 8% change in the value of expected consideration we will receive. When the transaction closes, the resulting public entity will trade as KPLT on NASDAQ. Refer to our 2020 Form 10-K for additional information about the merger agreement and its benefits to us.

Continuing Impact of COVID-19. As the COVID-19 pandemic continues to affect economies worldwide, we remain focused on protecting the health and well-being of our employees, customers, and the communities in which we operate, while assuring the continuity of our business operations. Refer to our 2020 Form 10-K for additional information regarding the impact of COVID-19 and the actions we took to mitigate them, our designation as an essential financial service, and our Customer Care Program which provides various forms of relief to our customers during the pandemic.

During the first quarter of 2021, two additional Federal stimulus payments in the U.S. caused further declines in our U.S. loan portfolio and resulted in favorable NCO and past-due trends. Total U.S. Company Owned gross loans receivable declined 16.9% sequentially as a result, which also includes the effect of normal seasonality. Our NCO and past-due rates declined 170 basis points and 200 basis points, respectively, for total U.S. Company Owned gross loans receivable. See Note 3, "Loans Receivable and Revenue" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional information regarding the Company's loan portfolio and the effects of COVID-19.

Verge Credit. We launched Verge installment loans, originated by Stride Bank, in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, in April 2021, Stride informed us that it plans to focus on near-prime loans as they represent a larger addressable market and offer greater opportunity to scale. As a result, Stride has decided to discontinue new Verge Credit loans. Verge loan balances totaled $29.7 million as of March 31, 2021. We expect an orderly run-off of these balances over the next 24 months. We continue to maintain various relationships with Stride and are working together to develop additional products that meet customer needs.

Revenue by Product and Segment and Related Loan Portfolio Performance

Consolidated Revenue by Product and Segment

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Three Months Ended
	March 31, 2021					March 31, 2020
(in millions, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 26.9	$ 34.4	$ 1.4	$ 62.7	31.9%	$ 42.0	$ 29.0	$ —	$ 71.0	25.3%
Installment	105.9	10.4	—	116.4	59.2%	175.3	18.6	—	193.9	69.0%
Ancillary	3.6	13.6	0.2	17.5	8.9%	4.5	11.5	—	16.0	5.7%
Total revenue	$ 136.5	$ 58.4	$ 1.6	$ 196.6	100.0%	$ 221.8	$ 59.0	$ —	$ 280.8	100.0%

During the three months ended March 31, 2021, total revenues declined $84.3 million, or 30.0%, to $196.6 million, compared to the prior-year period. U.S. and Canada Direct Lending revenues declined 38.5% and 1.0%, respectively. Since the onset of COVID-19, we have experienced lower customer demand and favorable credit performance, including increased or accelerated repayments and favorable payment trends, as customers benefited from government stimulus programs (collectively "COVID-19 Impacts"). COVID-19 Impacts on U.S. results for the current quarter were more pronounced due to additional government stimulus programs in late March 2021 and slower reopening of major markets during 2020. In Canada, effects of the pandemic and related government responses were mitigated by the growth and maturation of Revolving LOC products and more focused and limited stimulus. Canada Direct Lending Revolving LOC gross loans receivable grew $79.0 million, or 32.9%, year over year, contributing to related revenue growth of $5.4 million, or 18.5% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We recognized $1.6 million of Canada POS Lending revenue for the Flexiti post-acquisition period of March 10, 2021 to March 31, 2021. For further discussion of Canada POS Lending revenue, see "Segment Analysis - Canada POS Lending Segment Results - For the Three Months Ended March 31, 2021" below.

From a product perspective, Revolving LOC revenue for the three months ended March 31, 2021 decreased $8.3 million, or 11.7%, year over year, primarily driven by a decline in U.S. revenue, partially offset by growth in Canada Direct Lending revenue of $5.4 million, or 18.5%, and Canada POS lending of $1.4 million. For the three months ended March 31, 2021, Installment revenue decreased $77.5 million, or 40.0%, compared to the prior-year period, as a result of COVID-19 impacts and normal seasonality. Ancillary revenue increased $1.5 million, or 9.5% versus the prior-year period, primarily due to the sale of insurance products to

Revolving LOC and Installment loan customers in Canada.

The following table presents online revenue and online transaction compositions, including CSO fees, of the products and services that we currently offer within the U.S. and Canada Direct Lending segments:

	Three Months Ended March 31,
	2021	2020
Online revenues as a percentage of consolidated revenue	50.9%	47.5%
Online transactions as a percentage of consolidated transactions	60.2%	48.2%

Online revenue as a percentage of consolidated revenue increased during the three months ended March 31, 2021 due to COVID-19 Impacts and the resulting transition of customers using our online channel which allows for a safe and contactless option.

Consolidated Loans Receivable

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in the unaudited Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in millions, unaudited):

	As of
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Company Owned gross loans receivable	$731.0	$553.7	$497.4	$456.5	$564.4
Gross loans receivable Guaranteed by the Company	32.4	44.1	39.8	34.1	55.9
Gross combined loans receivable (1)	$763.5	$597.8	$537.2	$490.6	$620.3
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable increased $143.1 million, or 23.1%, to $763.5 million as of March 31, 2021, from $620.4 million as of March 31, 2020. The increase was driven by Canada Direct Lending growth of $67.4 million, or 24.4%, and Canada POS Lending gross loans receivables of $201.5 million related to the acquisition of Flexiti. Excluding Flexiti loan balances, gross combined loans receivable were down 9.4% year over year. U.S. gross combined loans receivable declined $125.8 million, or

36.6%, due to COVID-19 Impacts and additional government stimulus in the first quarter of 2021. Excluding Flexiti loans, gross loans receivable decreased sequentially $35.9 million, or 6.0%, with Canada Direct Lending growing $13.4 million, or 4.1%, and the U.S. declining $49.3 million, or 18.4%, as a result of U.S. government stimulus in the first quarter of 2021 and federal income tax seasonality. Gross combined loans receivable performance by product is described further in the following sections.

Consolidated Results of Operations
Condensed Consolidated Statements of Operations
(in millions, unaudited)

	Three Months Ended March 31,
	2021	2020	Change $	Change %
Revenue	$196.6	$280.8	$(84.3)	(30.0)%
Provision for losses	36.2	113.5	(77.3)	(68.1)%
Net revenue	160.4	167.3	(6.9)	(4.1)%
Advertising	8.1	12.2	(4.1)	(33.6)%
Non-advertising costs of providing services	50.4	55.4	(4.9)	(8.8)%
Total cost of providing services	58.5	67.6	(9.1)	(13.5)%
Gross margin	101.9	99.7	2.2	2.2%

Operating expense
Corporate, district and other expenses	48.8	42.8	6.0	14.0%
Interest expense	19.5	17.3	2.2	12.7%
(Income) loss from equity method investment	(0.5)	1.6	(2.2)	#
Total operating expense	67.8	61.7	6.1	9.9%
Income from continuing operations before income taxes	34.1	38.0	(3.9)	(10.3)%
Provision for income taxes	8.4	2.0	6.5	#
Net income from continuing operations	25.7	36.0	(10.3)	(28.6)%
Net income (loss) from discontinued operations, net of tax	—	0.3	(0.3)	#
Net income	$25.7	$36.3	$(10.6)	(29.2)%
# - Variance greater than 100% or not meaningful

For the Three Months Ended March 31, 2021 and 2020

Revenue and Net Revenue
Revenue decreased 30.0% to $196.6 million for the three months ended March 31, 2021, from $280.8 million for the three months ended March 31, 2020, as a result of the decline in U.S. and Canada Direct Lending gross loan receivables discussed previously. Year over year, U.S. and Canada Direct Lending revenues decreased 38.5% and 1.0% (6.6% on a constant-currency basis), respectively, partially offset by $1.6 million of Canada POS Lending revenue attributable to Flexiti after closing the acquisition. As previously mentioned, COVID-19 Impacts on year over year results for Canada were less pronounced compared to the U.S. due to continued growth of our Revolving LOC loans in Canada.

Provision for losses decreased by $77.4 million, or 68.2%, for the three months ended March 31, 2021 compared to the prior-year period. The decrease in provision for loan losses was due to lower loan balances in the U.S. in 2021, resulting from COVID-19 Impacts, compared to 2020, and significantly improved NCO rates year over year in both the U.S. and Canada Direct Lending segments as discussed in more detail in the "Segment Analysis" sections.

Cost of Providing Services

Non-advertising costs of providing services decreased $5.0 million, or 9.1%, to $50.3 million in the three months ended March 31, 2021, compared to $55.4 million in the three months ended March 31, 2020. The decrease was due to lower underwriting and other variable costs as a result of lower volume and lower collection costs stemming from stimulus-related repayments.

Advertising costs decreased $4.1 million, or 33.8%, year over year in response to product demand changes resulting from COVID-19.

Corporate, District and Other Expenses

Corporate, district and other expenses were $48.8 million for the three months ended March 31, 2021, an increase of $6.0 million, or 14.1%, compared to the three months ended March 31, 2020. The increase year over year was primarily due to (i) transaction costs related to the acquisition of Flexiti, (ii) $2.6 million of Flexiti operating expenses post-closing, and (iii) the timing and extent of variable compensation compared to the prior-year period. These expenses were partially offset by travel and other cost reductions, including work-from-home initiatives. Refer to the "Segment Analysis" sections below for further details.

Equity Method Investment

Refer to the "Katapult Update for the Three Months Ended March 31, 2021 and 2020" below for details.

Interest Expense

Interest expense for the three months ended March 31, 2021 increased $2.2 million, or 12.8%, on higher year-over-year borrowings.

Provision for Income Taxes

The effective income tax rate for the three months ended March 31, 2021 was 24.7%. The effective income tax rate was slightly lower than the federal and state/provincial statutory rates of approximately 26% primarily as the result of several non-taxable events.

Refer to the "Reconciliation of Net Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures" for additional information. The effective income tax rate of adjusted tax expense included in the Adjusted Net Income for the three months ended March 31, 2021 was 25.5%.

Katapult Update for the Three Months Ended March 31, 2021 and 2020

A portion of our investment in Katapult is accounted for using the equity method of accounting and is included in "Investments in Katapult" on the unaudited Condensed Consolidated Balance Sheet. Our recognized share of Katapult's earnings was $0.5 million for the first quarter of 2021 compared to losses of $1.6 million for the three months ended March 31, 2020. We recognize our share of Katapult’s earnings on a one-quarter lag.

In December 2020, we announced that Katapult and FinServ entered into a merger agreement that, when completed, we expect will provide consideration to us in a combination of cash and stock. Based on market prices as of May 6, 2021, we expect to receive consideration with a total value of approximately $410 million. To date, our total cash investment in Katapult is $27.5 million. Upon closing of the merger, we anticipate receiving cash of up to $130 million while maintaining at least a 21% ownership, on a fully-diluted basis, in the newly formed public company. The merger is expected to close by the end of the second quarter and remains subject to approval by FinServ's stockholders and other customary closing conditions. The transaction will result in both a cash tax liability and deferred tax liability, with the cash tax liability dependent upon cash received at closing. Assuming cash proceeds to us of $130 million, our estimated cash tax liability would be approximately $35 million.

Segment Analysis

Following the acquisition of Flexiti on March 10, 2021, we report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending, instead of our prior U.S. and Canada segments. Following is a summary of portfolio performance and results of operations for the segment and period indicated.

U.S. Portfolio Performance

(in millions, except percentages)	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Gross combined loans receivable (1)
Revolving LOC	$ 43.4	$ 55.6	$ 56.7	$ 53.2	$ 73.7
Installment loans - Company Owned	142.4	167.9	148.6	146.5	214.4
Total U.S. Company Owned gross loans receivable	185.8	223.5	205.3	199.7	288.1
Installment loans - Guaranteed by the Company (2)	32.4	44.1	39.8	34.1	55.9
Total U.S. gross combined loans receivable (1)	$ 218.2	$ 267.6	$ 245.1	$ 233.8	$ 344.0

Lending Revenue:
Revolving LOC	$ 26.9	$ 31.1	$ 30.4	$ 30.9	$ 42.0

Installment loans - Company Owned	64.5	68.9	62.2	65.1	107.2
Installment loans - Guaranteed by the Company (2)	41.4	43.0	36.7	37.8	68.1
Total U.S. lending revenue	$ 132.9	$ 143.0	$ 129.4	$ 133.8	$ 217.3

Lending Provision:
Revolving LOC	$ 5.0	$ 11.6	$ 11.9	$ 12.0	$ 19.3
Installment loans - Company Owned	11.2	24.6	16.3	17.6	39.8
Installment loans - Guaranteed by the Company (2)	9.6	22.6	14.9	11.7	26.4
Total U.S. lending provision	$ 25.8	$ 58.8	$ 43.1	$ 41.2	$ 85.5

Lending Net Revenue
Revolving LOC	$ 21.9	$ 19.5	$ 18.5	$ 18.9	$ 22.7
Installment loans - Company Owned	53.4	44.3	46.0	47.6	67.4
Installment loans - Guaranteed by the Company (2)	31.8	20.4	21.8	26.0	41.7
Total U.S. lending net revenue	$ 107.0	$ 84.2	$ 86.3	$ 92.5	$ 131.8

NCOs
Revolving LOC	$ 9.9	$ 12.5	$ 10.6	$ 20.1	$ 21.2
Installment loans - Company Owned	17.3	19.6	16.8	29.9	47.7
Installment loans - Guaranteed by the Company (2)	12.2	21.6	13.9	15.7	27.8
Total U.S. NCOs	$ 39.4	$ 53.7	$ 41.3	$ 65.7	$ 96.8

NCO rate (3)
Revolving LOC	20.0%	22.3%	19.3%	31.7%	27.0%
Installment loans - Company Owned	11.2%	12.4%	11.4%	16.6%	19.3%
Total U.S. Company Owned NCO rate	13.3%	15.0%	13.5%	20.5%	21.2%
Installment loans - Guaranteed by the Company (2)	31.7%	51.5%	37.6%	35.0%	42.0%
Total U.S. NCO rate	16.2%	21.0%	17.2%	22.8%	24.7%

ALL and CSO Liability for Losses (4)
Revolving LOC	$ 14.3	$ 19.2	$ 20.1	$ 18.8	$ 26.9
Installment loans - Company Owned	25.8	32.0	27.0	27.1	39.8
Installment loans - Guaranteed by the Company (2)	4.7	7.2	6.2	5.2	9.2
Total U.S. ALL and CSO Liability for Losses	$ 44.9	$ 58.4	$ 53.3	$ 51.1	$ 75.9

ALL and CSO Liability for Losses rate (5)
Revolving LOC	33.0%	34.5%	35.4%	35.3%	36.5%
Installment loans - Company Owned	18.1%	19.0%	18.1%	18.5%	18.6%
Total U.S. Company Owned ALL rate	21.6%	22.9%	22.9%	23.0%	23.2%
Installment loans - Guaranteed by the Company (2)	14.6%	16.4%	15.6%	15.1%	16.4%
Total ALL and CSO Liability for Losses rate	20.6%	21.8%	21.7%	21.8%	22.1%

Past-due rate (5)
Revolving LOC	26.3%	30.7%	27.9%	26.6%	36.2%
Installment loans - Company Owned	18.0%	19.0%	16.6%	17.6%	22.7%
Total U.S. Company Owned past-due rate	19.9%	21.9%	19.8%	20.0%	26.2%

Installment loans - Guaranteed by the Company (2)	12.8%	14.1%	15.4%	12.1%	17.1%

(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(2) Includes loans originated by third-party lenders through CSO programs. Installment gross loans receivable Guaranteed by the Company are not included in the Condensed Consolidated Financial Statements.
(3) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(4) We report ALL as a contra-asset reducing gross loans receivable and the CSO Liability for Losses as a liability on the Condensed Consolidated Balance Sheets.
(5) We calculate (i) ALL and CSO Liability for losses rate and (ii) past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

U.S. Net Revenue

U.S. revenues decreased by $85.3 million, or 38.5%, to $136.5 million, compared to the prior-year period for the three months ended March 31, 2021, as a result of the COVID-19 related declines in gross combined loans receivable and normal seasonality. See the loan performance discussions below for further details on regulatory impacts.

The provision for losses decreased $60.0 million, or 69.7%, primarily as a result of lower loan volume and lower NCOs from COVID-19 Impacts as previously described. U.S. NCOs, including loans Guaranteed by the Company, decreased by $57.4 million, or 59.3% year over year, and the U.S. NCO rate improved from 24.7% in the prior year to 16.2% for the three months ended March 31, 2021.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of March 31, 2021 decreased $30.3 million, or 41.1%, compared to the prior year, resulting in a related revenue decrease of $15.1 million, or 35.9%, primarily due to COVID-19 Impacts and the conversion of Virginia Revolving LOC loans to Installment loans in response to regulatory changes effective January 1, 2021. The Revolving LOC allowance coverage decreased year over year from 36.5% to 33.0% for the three months ended March 31, 2021. The decrease was due to sustained favorable trends in NCOs throughout 2020 and the first quarter of 2021, and lower past-due rates compared to historical trends. Year over year, NCO rates improved 700 bps and past-due rates improved 990 bps. Sequentially, NCO rates improved by 225 bps, or 10.1%, and past-due rates improved by 440 bps, or 14.5%.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of March 31, 2021 decreased $72.0 million, or 33.6%, and revenue decreased $42.7 million, or 39.8%, compared to the prior year, primarily due to COVID-19 Impacts and regulatory changes in California, effective January 1, 2020, that affected multi-pay installment products. Excluding the impacted California loans, U.S. Installment loans decreased $24.6 million, or 18.3%, year over year. The Installment loans allowance coverage decreased from 18.6% in the prior year to 18.1% as of March 31, 2021, largely due to sustained favorable trends in NCOs and lower past-due rates, partially offset by growth in the Verge Credit brand. We launched Verge installment loans originated by Stride Bank in the fourth quarter of 2019 and have executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, in April 2021 Stride informed us that it plans to focus on near-prime loans as they represent a larger addressable market and offer greater opportunity to scale. As a result, Stride has decided to discontinue new Verge Credit loans. Verge loan balances totaled $29.7 million as of March 31, 2021. We expect an orderly run-off of these balances over the next 24 months. We continue to maintain various relationships with Stride and are working together to develop additional products that meet customer needs.

Year over year, NCO rates and past-due rates improved by 800 bps and 475 bps, respectively. Sequentially, allowance coverage decreased from 19.0% to 18.1% primarily from (i) lower NCOs, (ii) a decline in TDR loans as a percentage of total gross loans receivable, and (iii) lower past-due gross loans receivable as a percentage of total gross loans receivable compared to historical trends.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company declined $23.5 million, or 42.0%, year over year, primarily due to COVID-19 Impacts, which includes effects of government stimulus in the first quarter of 2021. The allowance rate decreased 180 bps year over year due to sustained favorable NCO trends and lower past-due gross loans receivable compared to historical trends. Sequentially, allowance coverage and past-due balances declined from 16.4% to 14.6% and from 14.1% to 12.8%, respectively, for the three months ended March 31, 2021. NCO rates improved year over year from 42.0% to 31.7%, and sequentially from 51.5% to 31.7%, as a result of government stimulus-related pay-downs during the first quarter of 2021.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

U.S. Segment Results	Three Months Ended March 31,
	2021	2020	Change $	Change %
Revenue	$ 136.5	$ 221.8	$(85.3)	(38.5)%
Provision for losses	26.1	86.0	(60.0)	(69.8)%
Net revenue	110.4	135.7	(25.3)	(18.6)%
Advertising	7.1	10.9	(3.8)	(34.9)%
Non-advertising costs of providing services	32.2	37.2	(5.1)	(13.7)%
Total cost of providing services	39.3	48.2	(8.9)	(18.5)%
Gross margin	71.1	87.5	(16.4)	(18.7)%
Corporate, district and other expenses	40.6	37.7	2.9	7.7%
Interest expense	16.4	14.8	1.5	10.1%
(Income) loss from equity method investment	(0.5)	1.6	(2.2)	#
Total operating expense	56.4	54.1	2.3	4.3%
Segment operating (loss) income	14.7	33.4	(18.7)	(56.0)%
Interest expense	16.4	14.8	1.5	10.1%
Depreciation and amortization	3.1	3.4	(0.3)	(8.8)%
EBITDA(1)	34.2	51.6	(17.4)	(33.7)%
Legal and related costs	—	0.9	(0.9)
Transaction costs	3.2	0.2	2.9
(Income) loss from equity method investment	(0.5)	1.6	(2.2)
Share-based compensation	—	—	—
Other adjustments	2.7	3.2	(0.5)
Adjusted EBITDA(1)	$39.3	$57.5	$(18.2)	(31.7)%
(1) These are non-GAAP metrics. For a description and reconciliation of each Non-GAAP metric, see "Supplemental Non-GAAP Financial Information."
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the Three Months Ended March 31, 2021 and 2020

For a discussion of revenue, provision for losses and related gross combined loans receivables, see "U.S. Portfolio Performance," above.

Non-advertising costs of providing services for the three months ended March 31, 2021 were $32.2 million, a decrease of $5.1 million, or 13.7%, compared to $37.2 million for the three months ended March 31, 2020. The decrease was primarily driven by (i) lower underwriting and other variable costs as a result of COVID-19 related demand constraints and (ii) lower collection costs resulting from government stimulus-related repayments.

Advertising costs decreased $3.8 million, or 34.8%, year over year in response to demand changes resulting from COVID-19.

Corporate, district and other expenses were $40.6 million for the three months ended March 31, 2021, an increase of $2.9 million, or 7.8%, compared to the prior-year period. The year-over-year increase was primarily due to transaction costs related to the acquisition of Flexiti and the timing and extent of variable compensation compared to the prior-year period. These expenses were partially offset by certain cost reductions, including work-from-home initiatives.

U.S. interest expense for the three months ended March 31, 2021 increased $1.5 million, or 10.2%, primarily related to the Non-Recourse U.S. SPV Facility, which we closed in April 2020.

We recognize our share of Katapult’s income on a one-quarter lag and recorded income of $0.5 million for the three months ended March 31, 2021.

Canada Direct Lending and Canada POS Lending Portfolio Performance

(in millions, except percentages)	Q1 2021	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Gross loans receivable

Canada Direct Lending Revolving LOC	$ 319.3	$ 303.3	$ 265.5	$ 231.9	$ 240.3
Canada Direct Lending Installment loans	24.4	26.9	26.6	24.9	36.0
Total Canada Direct Lending gross loans receivable	$ 343.7	$ 330.2	$ 292.1	$ 256.8	$ 276.3

Total Canada POS Lending gross loans receivable	$ 201.5	$ —	$ —	$ —	$ —

Lending Revenue:
Canada Direct Lending Revolving LOC	$ 34.4	$ 32.0	$ 28.3	$ 25.8	$ 29.0
Canada Direct Lending Installment loans	10.4	11.1	10.2	9.7	18.6
Total Canada Direct Lending - lending revenue	$ 44.8	$ 43.1	$ 38.5	$ 35.5	$ 47.6

Canada POS Lending - lending revenue	$ 1.4	$ —	$ —	$ —	$ —

Lending Provision:
Canada Direct Lending Revolving LOC	$ 7.9	$ 8.7	$ 9.8	$ 9.4	$ 21.7
Canada Direct Lending Installment loans	1.2	2.0	1.4	(0.3)	5.7
Total Canada Direct Lending - lending provision	$ 9.1	$ 10.7	$ 11.2	$ 9.1	$ 27.4

Canada POS Lending - lending provision	$ 0.9	$ —	$ —	$ —	$ —

Lending Net Revenue
Canada Direct Lending Revolving LOC	$ 26.5	$ 23.3	$ 18.5	$ 16.5	$ 7.3
Canada Direct Lending Installment loans	9.2	9.1	8.8	10.0	12.9
Total Canada Direct Lending - lending net revenue	$ 35.7	$ 32.4	$ 27.3	$ 26.5	$ 20.2

Canada POS Lending - lending net revenue	$ 0.5	$ —	$ —	$ —	$ —

NCOs
Canada Direct Lending Revolving LOC	$ 11.1	$ 8.9	$ 7.6	$ 11.6	$ 15.9
Canada Direct Lending Installment loans	1.7	2.1	1.3	1.4	5.8
Total Canada Direct Lending NCOs	$ 12.8	$ 11.0	$ 8.9	$ 13.0	$ 21.7

Canada POS Lending NCOs	$ 0.2	$ —	$ —	$ —	$ —

NCO rate (1)
Canada Direct Lending Revolving LOC	3.6%	3.1%	3.0%	4.9%	6.4%
Canada Direct Lending Installment loans	6.5%	7.7%	5.0%	4.6%	13.5%
Total Canada Direct Lending NCO rate	3.8%	3.5%	3.2%	4.9%	7.5%

Canada POS Lending NCO rate	NM (2)	—%	—%	—%	—%

ALL (3)
Canada Direct Lending Revolving LOC	$ 29.9	$ 32.8	$ 31.3	$ 28.5	$ 29.6
Canada Direct Lending Installment loans	1.8	2.2	2.2	2.0	3.6
Total Canada Direct Lending ALL	$ 31.7	$ 35.0	$ 33.5	$ 30.5	$ 33.2

Canada POS Lending ALL (4)	$ 0.5	$ —	$ —	$ —	$ —

ALL rate (5)
Canada Direct Lending Revolving LOC	9.4%	10.8%	11.8%	12.3%	12.3%
Canada Direct Lending Installment loans	7.5%	8.3%	8.3%	8.1%	9.9%
Total Canada Direct Lending ALL rate	9.2%	10.6%	11.5%	11.9%	12.0%

Canada POS Lending ALL rate	0.3%	—%	—%	—%	—%

Past-due rate (5)
Canada Direct Lending Revolving LOC	6.4%	6.8%	6.0%	7.3%	9.7%
Canada Direct Lending Installment loans	2.1%	2.1%	2.9%	3.7%	4.1%
Total Canada Direct Lending past-due rate	6.1%	6.4%	5.7%	7.0%	9.0%

Canada POS Lending past-due rate	5.7%	—%	—%	—%	—%

(1) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(2) Not meaningful.
(3) We report ALL as a contra-asset reducing gross loans receivable on the Condensed Consolidated Balance Sheets.
(4) Loans originated pre-acquisition have been adjusted to fair value at the acquisition date and included estimates of future losses. The ALL represents estimated incurred losses for loans originated after acquisition plus an incurred losses for acquired loans in excess of the remaining fair value discount.
(5) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

Canada Direct Lending Net Revenue

Canada Direct Lending revenue declined year over year by $0.6 million, or 1.0%, ($3.9 million, or 6.6%, on a constant-currency basis), for the three months ended March 31, 2021, as a result of COVID-19 Impacts on Installment gross loans receivable, offset by increases in Revolving LOC gross loans receivable. Sequentially, Canada Direct Lending revenue increased $3.0 million, or 5.3%, driven by increases in Revolving LOC and ancillary revenue, partially offset by a decrease in Installment revenue.

The provision for losses decreased $18.3 million, or 66.4% ($18.7 million, or 68.2%, on a constant-currency basis), to $9.2 million for the three months ended March 31, 2021, compared to $27.5 million in the prior-year period. The decrease in provision for loan losses was the result of lower NCOs and the related impact of changes in allowance coverage due to an increase in credit quality for Revolving LOC loans. As of March 31, 2021, allowance coverage decreased sequentially by 135 basis points, or 12.9%, compared to a sequential increase of 200 bps, or 19.8%, as of March 31, 2020. On a quarterly basis, loss rates improved approximately 370 bps, or 49.4%, year over year due to COVID-19 Impacts and overall seasoning of the Revolving LOC loan portfolio.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $79.0 million, or 32.9% ($41.7 million, or 17.4%, on a constant-currency basis) year over year and $16.0 million, or 5.3% ($13.0 million, or 4.3%, on a constant-currency basis) sequentially. Revolving LOC revenue increased $5.4 million, or 18.5%, year over year and $2.4 million, or 7.5%, sequentially ($3.4 million, or 11.9%, and $1.4 million, or 4.5%, respectively, on a constant-currency basis). The allowance coverage decreased year over year from 12.3% to 9.4% as of March 31, 2021 due to sustained favorable trends in NCOs and continued lower past-due balances. The year-over-year NCO rate and past-due rate for Revolving LOC gross loans receivable improved by 290 bps and 325 bps, respectively.

Canada Direct Lending Installment loan performance

Installment revenues decreased $8.1 million, or 43.8% ($8.7 million, or 46.9%, on a constant-currency basis) as a result of a year over year decline in Installment gross loans receivable of $11.6 million, or 32.3% ($14.5 million, or 40.2%, on a constant-currency basis). The decreases in Installment loans and related revenue were due to a continued shift to Revolving LOC loans, as well as COVID-19 related constraints on demand, particularly as related to store-driven Installment loans. The Installment allowance coverage decreased year over year from 9.9% to 7.5% as a result of sustained favorable trends in NCOs and past-due balances stemming from COVID-19 Impacts. The year-over-year NCO rate and past-due rate for Installment loans improved by 695 bps and 200 bps, respectively. Sequentially, Installment gross loans receivable decreased $2.6 million, or 9.5% ($2.8 million, or 10.4%, on a constant-currency basis) and related revenue decreased $0.7 million, or 5.9% ($1.0 million, or 8.6%, on a constant-currency basis).

Canada POS Lending Revolving LOC loan performance

Canada POS Lending Revolving LOC gross loans receivable as of March 31, 2021 were $201.5 million, which generated $1.4 million of interest revenue for the period from March 10, 2021 through quarter end. Revolving LOC gross loans receivable charge-off at 180 days past due, or in some instances earlier, when specific criteria are met. NCOs were $0.2 million from March 10, 2021 (the acquisition date) through March 31, 2021. Originations for the three months ended March 31, 2021 were C$85.0 million, an increase of C$34.7 million, or 69.0%, from the prior-year period's C$50.3 million.

Canada Direct Lending and Canada POS Lending Results of Operations

Three Months Ended March 31,
	2021			2020
	Canada Direct Lending	Canada POS Lending	Consolidated Canada	Canada Direct Lending	Canada POS Lending	Consolidated Canada	Consolidated Canada
(dollars in millions, unaudited)							Change $	Change %
Revenue	$ 58.4	$ 1.6	$ 60.1	$ 59.0	$ —	$ 59.0	$ 1.0	1.7%
Provision for losses	9.2	0.9	10.1	27.5	—	27.5	(17.4)	(63.3)%
Net revenue	49.2	0.7	50.0	31.5	—	31.5	18.5	58.7%
Advertising	0.9	—	0.9	1.3	—	1.3	(0.3)	(26.0)%
Non-advertising costs of providing services	18.1	0.1	18.2	18.1	—	18.1	—	0.2%
Total cost of providing services	19.0	0.1	19.1	19.4	—	19.4	(0.3)	(1.5)%
Gross margin	30.2	0.6	30.9	12.1	—	12.1	18.8	#
Corporate, district and other expenses	5.6	2.6	8.2	5.2	—	5.2	3.1	59.8%
Interest expense	2.4	0.8	3.2	2.5	—	2.5	0.7	28.4%
Total operating expense	8.0	3.4	11.4	7.7	—	7.7	3.7	48.1%
Segment operating income	22.2	(2.8)	19.5	4.4	—	4.4	15.1	#
Interest expense	2.4	0.8	3.2	2.5	—	2.5	0.7	28.4%
Depreciation and amortization	1.1	0.7	1.8	1.2	—	1.2	0.7	58.5%
EBITDA (1)	25.7	(1.3)	24.5	8.1	—	8.1	16.4	#
Other adjustments	—	—	—	0.2	—	0.2	(0.1)
Adjusted EBITDA (1)	$ 25.7	($ 1.3)	$ 24.5	$ 8.3	$ —	$ 8.3	$ 16.2	#
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Results of Consolidated Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada Direct Lending Segment Results - For the Three Months Ended March 31, 2021 and 2020
For a discussion of lending revenue, provision for losses and related gross combined loans receivables, see "Canada Direct Lending Portfolio Performance," above.
Canada cost of providing services were consistent to the prior-year period at $19.0 million for the three months ended March 31, 2021 compared to $19.4 million for the three months ended March 31, 2020.

Canada operating expenses were consistent to the prior-year period at $8.0 million for the three months ended March 31, 2021 compared to $7.6 million for the three months ended March 31, 2020.

Canada POS Lending Segment Results - For the Three Months Ended March 31, 2021

For a discussion of revenue, provision for losses and related gross combined loans receivables, see "Canada POS Lending Portfolio Performance," above. Canada POS Lending segment revenue also includes revenue from merchant discounts and ancillary products. Merchant discount revenue represents a fee charged to merchant partners to facilitate customer credit card purchases at merchant locations. Upon completion of a POS transaction the merchant discount revenue is recorded as deferred revenue and recognized to income over the expected life of the loan. No fair value is assigned to unearned revenue at the time of acquisition. Therefore, the Company only recognizes revenue on merchant discounts received after the acquisition of Flexiti. Ancillary revenue includes administrative fees, annual fees, insurance product fees, and other fees charged to customers.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus restructuring and other costs, certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, share-based compensation, intangible asset amortization, certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
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

Reconciliation of Net Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures (in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020	Change $	Change %
Net income from continuing operations	$25.7	$36.0	$(10.3)	(28.6)%
Adjustments:
Legal and other costs (1)	—	0.9
(Income) loss from equity method investment (2)	(0.5)	1.6
Transaction costs (3)	3.2	0.2
Share-based compensation (4)	2.7	3.2
Intangible asset amortization (5)	0.8	0.7
Impact of tax law changes (6)	—	(9.1)
Cumulative tax effect of adjustments (7)	(1.7)	(1.3)
Adjusted Net Income	$30.1	$32.3	$(2.1)	(6.5)%

Net income from continuing operations	$25.7	$36.0
Diluted Weighted Average Shares Outstanding	43.6	41.9
Diluted Earnings per Share from continuing operations	$0.59	$0.86	$(0.27)	(31.4)%
Per Share impact of adjustments to Net income	0.10	(0.09)
Adjusted Diluted Earnings per Share	$0.69	$0.77	$(0.08)	(10.4)%
Note: Footnotes follow Reconciliation of Adjusted EBITDA table immediately below.

Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in millions, except per share data, unaudited)

	Three Months Ended March 31,
	2021	2020	Change $	Change %
Net income from continuing operations	$25.7	$36.0	$(10.3)	(28.6)%
Provision for income taxes	8.4	1.9	6.5	#
Interest expense	19.5	17.3	2.2	12.7%
Depreciation and amortization	5.0	4.5	0.4	8.9%
EBITDA	58.7	59.8	(1.1)	(1.8)%
Legal and other costs (1)	—	0.9
(Income) loss from equity method investment (2)	(0.5)	1.6
Transaction costs (3)	3.2	0.2
Share-based compensation (4)	2.7	3.2
Other adjustments (8)	(0.2)	—
Adjusted EBITDA	$63.8	$65.8	$(2.0)	(3.0)%
Adjusted EBITDA Margin	32.4%	23.4%
# - Variance greater than 100% or not meaningful

(1)	Legal and other costs for the three months ended March 31, 2020 included (i) costs for certain securities litigation and related matters and (ii) severance costs for certain corporate employees.
(2)	The amounts reported includes our share of the estimated U.S. GAAP net (income) loss of Katapult.
(3)	Transaction costs for the three months ended March 31, 2021 relate to the acquisition of Flexiti and for the three months ended March 31, 2020 relate to the acquisition of Ad Astra.
(4)	The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(5)	The amortization expense on intangible assets is recognized on a straight-line basis over the life of the intangible asset.
(6)
The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the three months ended March 31, 2020, we recorded an income tax benefit of $9.1 million related to the carryback of NOL from tax years 2018 and 2019.

(7)
Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA table is calculated using the estimated incremental tax rate by country.

(8)	Other adjustments primarily include the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended March 31, 2021 and 2020, 30.6% and 21.0%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7897	0.7456	0.0441	5.9%

Balance Sheet - Exchange Rate as of March 31, 2021 and December 31, 2020

	March 31,	December 31,	Change
	2021	2020	$	%
Exchange Rate for the Canadian Dollar	0.7938	0.7863	0.0075	1.0%

The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of the Canada Direct Lending segment performance. The constant currency impact on our Canada POS Lending segment was not material as we acquired it on March 10, 2021. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to the Canadian Dollar. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

For our Canada Direct Lending segment, we calculated the revenues and gross margin below during the three months ended March 31, 2021 using the actual average exchange rate during the three months ended March 31, 2020 (in millions, unaudited).

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$55.2	$59.0	$(3.8)	(6.4)%
Gross Margin	28.5	12.2	16.3	133.6%

We calculated gross loans receivable below as of March 31, 2021 using the actual exchange rate as of December 31, 2020 (in millions, unaudited).

	March 31,	December 31,	Change
	2021	2020	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$340.4	$330.3	$10.1	3.1%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility, Non-Recourse Flexiti SPE Facility, and funds from third-party lenders under our CSO programs. Additionally, in August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025.

As of March 31, 2021, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. Our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%, and declared the next quarterly dividend, payable on May 27, 2021, to stockholders of record as of May 14, 2021. Additionally, our Board of Directors authorized a new share repurchase program for up to $50.0 million of its common stock. Refer to Note 18, "Subsequent Events" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

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

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. Our cash on hand and total liquidity remains at elevated levels as of March 31, 2021 due to a combination of factors, including (i) a sustained decrease in demand since the onset of the COVID-19 pandemic, (ii) increased or accelerated repayments as customers benefited from government stimulus programs, (iii) favorable credit performance, and (iv) the runoff of California Installment loans following regulatory changes effective January 1, 2020, partially offset by the acquisition of Flexiti. These factors resulted in our available cash on hand of $135.4 million and our total liquidity of $233.2 million as of March 31, 2021. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisition of Flexiti, which closed on March 10, 2021, has increased our product offerings to include customers in the prime space. The acquisition also allows us to tailor our current product structure to Flexiti's POS model, potentially expanding to sub-prime customers. These initiatives to expand our product offerings and grow the Flexiti line of business can materially impact our future cash flows. For further information regarding the Flexiti acquisition, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 15, "Goodwill," and Note 16, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements.

As previously described, our investment in Katapult may materially impact our future cash flow and cash and cash equivalents. For additional information, refer to "Item 1—Business—Company Overview" of our 2020 Form 10-K. We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in millions, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of March 31, 2021 (in USD)
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$ 97.3
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2021	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25%(2)	April 8, 2024	Atalaya Capital Management, MetaBank	44.0
Non-Recourse Flexiti SPE Facility (1)(3)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	Credit Suisse (Class A); SPF (Class B)	178.4
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025)	$690.0 million	8.25%	September 1, 2025		680.4
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of March 31, 2021 are denominated in U.S. dollars.
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

(3) The current Non-Recourse Flexiti SPE Facility was entered into upon the closing of the Flexiti acquisition. Interest accrues at an annual rate of three-month CDOR plus 4.40%.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities from continuing operations	$110.5	$151.9
Net cash used in investing activities from continuing operations	(163.6)	(78.5)
Net cash used in financing activities from continuing operations	(0.1)	(2.7)

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the runoff of California multi-payment Installment loans from regulatory changes effective January 1, 2020.

Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2021 was $110.5 million, attributable to net income from continuing operations of $25.7 million, the effect of non-cash reconciling items of $42.9 million, and changes in our operating assets and liabilities of $41.9 million. Our non-cash reconciling items of $42.9 million included provision for loan losses of $36.1 million and $5.0 million of depreciation and amortization. Our changes in operating assets and liabilities of $41.9 million were related to (i) a $38.9 million decline in accrued interest on our gross loans receivable due to overall volume decline, (ii) $8.0 million of higher accounts payable and accrued liabilities balance and (iii) a lower income tax receivable of $8.0 million, partially offset by $14.2 million of lower accrued interest on our 8.25% Senior Secured Notes.
Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations for the three months ended March 31, 2021 was $163.6 million, primarily reflecting the acquisition of Flexiti for $91.2 million, net of cash received, and the net origination of loans of $69.6 million. In addition, we used cash to purchase $2.8 million of property and equipment.

Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations for the three months ended March 31, 2021 was $0.1 million, primarily due to $1.7 million of payments to net share settle vesting of RSUs and cash dividends of $2.4 million, partially offset by $3.9 million of net proceeds from our Non-Recourse Flexiti SPE Facility.

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
(iii)U.S. SPV, a wholly-owned, bankruptcy-remote special purpose subsidiary;
(iv)Canada SPV, a wholly-owned, bankruptcy-remote special purpose subsidiary;
(v)Flexiti SPE, a wholly-owned, bankruptcy-remote special purpose subsidiary, acquired in March 2021;
(vi)The Company's other subsidiaries on a consolidated basis, which are not guarantors of the 8.25% Senior Secured Notes (the “Subsidiary Non-Guarantors”);
(vii)Consolidating and eliminating entries representing adjustments to:
1.eliminate intercompany transactions between or among us, the Subsidiary Guarantors, the Non-Recourse U.S. SPV facility, the Non-Recourse Canada SPV facility and the Subsidiary Non-Guarantors; and
2.eliminate the investments in subsidiaries; and
(viii)The Company and its subsidiaries on a consolidated basis.

For additional details, see Note 5, "Debt."

Condensed Consolidating Balance Sheets

	March 31, 2021
(dollars in millions)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$112.1	$—	$—	$—	$23.3	$—	$135.4
Restricted cash	—	29.5	12.5	29.8	5.3	3.3	—	80.4
Loans receivable, net	—	98.8	46.8	261.9	201.0	50.1	—	658.6
Income taxes receivable	48.5	(24.4)	—	—	—	—	—	24.1
Prepaid expenses and other	—	15.9	—	—	—	10.9	—	26.8
Property and equipment, net	—	34.3	—	—	—	23.2	—	57.6
Investment in Katapult	—	27.9	—	—	—	—	—	27.9
Right of use asset - operating leases	—	69.5	—	—	—	42.8	—	112.3
Deferred tax assets	13.8	(13.8)	—	—	—	1.5	—	1.5
Goodwill	—	105.9	—	—	—	75.4	—	181.3
Intangibles, net	—	18.8	—	—	—	73.8	—	92.6
Intercompany receivable	—	224.6	—	—	—	92.8	(317.4)	—
Investment in subsidiaries	232.3	—	—	—	—	—	(232.3)	—
Other assets	—	8.4	—	—	—	0.7	—	9.1
Total assets	$294.6	$707.7	$59.3	$291.7	$206.3	$397.8	$(549.7)	$1,407.6
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$(0.1)	$48.6	$—	$4.6	$3.4	$11.0	$—	$67.6
Deferred revenue	—	2.8	0.1	—	—	2.7	—	5.5
Lease liability - operating leases	—	76.5	—	—	—	42.7	—	119.1
Contingent consideration related to acquisition	—	—	—	—	—	20.6	—	20.6
Income taxes payable	(27.6)	27.6	—	—	—	0.3	—	0.3
Accrued interest	4.7	—	0.4	0.8	—	—	—	5.9
Liability for losses on CSO lender-owned consumer loans	—	4.7	—	—	—	—	—	4.7
Debt	680.4	—	44.0	97.3	178.4	—	—	1,000.2
Intercompany payable	—	75.6	(75.6)	45.4	—	272.0	(317.4)	—
Payable to CURO Holdings Corp.	(533.3)	533.3	—	—	—	—	—	—
Other long-term liabilities	—	15.2	—	—	—	—	—	15.2
Deferred tax liabilities	10.2	(1.9)	—	(0.1)	—	0.1	—	8.3
Total liabilities	134.4	782.3	(31.1)	148.0	181.8	349.4	(317.4)	1,247.4
Stockholders' equity (deficit)	160.2	(74.6)	90.4	143.7	24.6	48.3	(232.3)	160.2
Total liabilities and stockholders' equity (deficit)	$294.6	$707.7	$59.3	$291.7	$206.3	$397.8	$(549.7)	$1,407.6

	December 31, 2020
(dollars in millions)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$158.9	$—	$—	$54.4	$—	$213.3
Restricted cash	—	19.2	2.7	29.3	3.6	—	54.8
Loans receivable, net	—	113.9	58.4	247.9	47.3	—	467.6
Income taxes receivable	55.5	(24.4)	—	—	1.0	—	32.1
Prepaid expenses and other	—	19.2	0.4	—	8.4	—	28.0
Property and equipment, net	—	36.3	—	—	23.5	—	59.7
Investments in Katapult	—	27.4	—	—	—	—	27.4
Right of use asset - operating leases	—	73.7	—	—	41.3	—	115.0
Deferred tax asset	13.8	(13.8)	—	—	—	—	—
Goodwill	—	105.9	—	—	30.2	—	136.1
Other intangibles, net	—	17.5	—	—	23.0	—	40.4
Intercompany receivable	—	164.6	—	—	—	(164.6)	—
Investment in subsidiaries	192.0	—	—	—	—	(192.0)	—
Other assets	—	7.9	—	—	0.7	—	8.6
Total assets	$261.2	$706.3	$61.4	$277.3	$233.4	$(356.6)	$1,183.0
Liabilities and Stockholder's equity (deficit):
Accounts payable and accrued liabilities	$—	$38.3	$—	$34.1	$(22.8)	$—	$49.6
Deferred revenue	—	3.5	0.1	—	1.7	—	5.4
Lease liability - operating leases	—	81.4	—	—	41.2	—	122.6
Income taxes payable	(15.9)	15.9	—	—	—	—	—
Accrued interest	19.0	—	0.4	0.7	—	—	20.1
Liability for losses on CSO lender-owned consumer loans	—	7.2	—	—	—	—	7.2
Debt	680.0	—	43.6	96.1	—	—	819.7
Intercompany payable	—	46.1	(46.1)	30.7	133.9	(164.6)	—
Payable to CURO Group Holdings Corp.	(563.6)	563.6	—	—	—	—	—
Other long-term liabilities	—	15.3	—	—	0.1	—	15.4
Deferred tax liabilities	9.8	—	—	(0.1)	1.3	—	11.0
Total liabilities	129.3	771.5	(2.0)	161.5	155.4	(164.6)	1,051.1
Stockholders' equity (deficit)	131.9	(65.1)	63.4	115.7	77.9	(192.0)	131.9
Total liabilities and stockholders' equity (deficit)	$261.2	$706.3	$61.4	$277.3	$233.4	$(356.6)	$1,183.0

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2021
(dollars in millions)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$94.8	$41.7	$38.0	$1.1	$21.0	$—	$196.6
Provision for losses	—	13.0	13.1	7.0	0.6	2.5	—	36.1
Net revenue	—	81.8	28.6	30.9	0.6	18.5	—	160.4
Cost of providing services:
Salaries and benefits	—	16.0	—	—	—	8.9	—	24.9
Occupancy and office	—	11.0	—	—	—	7.4	—	18.3
Other costs of providing services	—	5.2	—	—	—	1.9	—	7.1
Advertising	—	7.1	—	—	—	0.9	—	8.1
Total cost of providing services	—	39.3	—	—	—	19.1	—	58.4
Gross margin	—	42.5	28.6	30.9	0.6	(0.6)	—	102.0
Operating expense (income):
Corporate, district and other expenses	2.7	37.9	—	0.1	—	8.1	—	48.8
Intercompany management fee	—	(4.6)	—	1.1	0.4	3.1	—	—
Interest expense (income)	14.7	0.1	1.6	2.4	0.8	(0.1)	—	19.5
Income from equity method investment	—	(0.5)	—	—	—	—	—	(0.5)
Intercompany interest (income) expense	—	(3.3)	—	0.6	—	2.8	—	—
Total operating expense	17.4	29.4	1.7	4.2	1.2	14.0	—	67.8
(Loss) income from continuing operations before income taxes	(17.4)	13.1	26.9	26.7	(0.7)	(14.6)	—	34.2
(Benefit) provision for income taxes	(4.4)	9.8	—	—	—	3.0	—	8.4
Net (loss) income from continuing operations	(13.0)	3.3	26.9	26.7	(0.7)	(17.6)	—	25.7

Equity in net income (loss) of subsidiaries:
CURO	$38.7	$—	$—	$—	$—	$—	$(38.7)	$—
Guarantor Subsidiaries	—	3.3	—	—	—	—	(3.3)	—
Non-Guarantor Subsidiaries	—	(17.6)	—	—	—	—	17.6	—
U.S. SPV	—	26.9	—	—	—	—	(26.9)	—
Canada SPV	—	26.7	—	—	—	—	(26.7)	—
Flexiti SPE	—	(0.7)	—	—	—	—	0.7	—
Net income (loss) attributable to CURO	$25.7	$42.1	$26.9	$26.7	$(0.7)	$(17.6)	$(77.4)	$25.7

	Three Months Ended March 31, 2020
(dollars in millions)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$221.8	$34.0	$25.0	$—	$280.8
Provision for losses	—	86.0	19.7	7.8	—	113.5
Net revenue	—	135.7	14.3	17.2	—	167.3
Cost of providing services:
Salaries and benefits	—	16.9	—	9.1	—	26.0
Occupancy	—	7.8	—	6.2	—	14.0
Office	—	4.3	—	1.4	—	5.7
Other costs of providing services	—	8.2	—	1.5	—	9.7
Advertising	—	10.9	—	1.3	—	12.2
Total cost of providing services	—	48.2	—	19.4	—	67.6
Gross margin	—	87.5	14.3	(2.1)	—	99.7
Operating (income) expense:
Corporate, district and other expenses	3.4	34.3	0.2	5.0	—	42.8
Intercompany management fee	—	(3.8)	0.7	3.1	—	—
Interest expense	14.6	0.2	2.6	(0.1)	—	17.3
Loss from equity method investment	—	1.6	—	—	—	1.6
Intercompany interest (income) expense	—	(1.4)	0.6	0.9	—	—
Total operating expense	18.0	30.8	4.1	8.8	—	61.7
Income (loss) from continuing operations before income taxes	(18.0)	56.7	10.2	(10.9)	—	38.0
(Benefit) provision for income taxes	(23.2)	25.0	—	0.2	—	1.9
Net (loss) income from continuing operations	5.2	31.7	10.2	(11.1)	—	36.0
Net income on discontinued operations	—	—	—	0.3	—	0.3
Net income (loss)	5.2	31.7	10.2	(10.8)	—	36.3
Equity in net income (loss) of subsidiaries:
CFTC	31.1	—	—	—	(31.1)	—
Guarantor Subsidiaries	—	31.7	—	—	(31.7)	—
Non-Guarantor Subsidiaries	—	(10.8)	—	—	10.8	—
Canada SPV	—	10.2	—		(10.2)	—
Net income (loss) attributable to CURO	$36.3	$62.8	$10.2	$(10.8)	$(62.2)	$36.3

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2021
(dollars in millions)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$1.7	$97.0	$15.3	$17.8	$5.5	$(26.6)	$(0.2)	$110.5
Cash flows from investing activities:
Purchase of property, equipment and software	$—	$(2.2)	$—	$—	$—	$(0.6)	$—	$(2.8)
Originations of loans, net	—	(37.8)	(5.5)	(17.7)	(4.1)	(4.6)	—	(69.6)
Acquisition of Flexiti, net of acquiree's cash received	—	(91.2)	—	—	—	—	—	(91.2)
Net cash provided by (used in) continuing investing activities	$—	$(131.2)	$(5.5)	$(17.7)	$(4.1)	$(5.1)	$—	$(163.6)
Cash flows from financing activities:
Proceeds from Non-Recourse Flexiti SPE facility	$—	$—	$—	$—	$12.5	$—	$—	$12.5
Payments on Non-Recourse Flexiti SPE facility	—	—	—	—	(8.6)	—	—	(8.6)
Payments to net share settle RSUs	(1.7)	—	—	—	—	—	—	(1.7)
Dividends paid to CURO Group Holdings Corp.	2.4	(2.4)	—	—	—	—	—	—
Dividends paid to stockholders	(2.4)	—	—	—	—	—	—	(2.4)
Net cash (used in) provided by financing activities	$(1.7)	$(2.3)	$—	$—	$3.9	$—	$—	$(0.1)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$—	$—	$0.3	$—	$0.4	$0.2	$0.9
Net increase in cash, cash equivalents and restricted cash	—	(36.5)	9.8	0.5	5.3	(31.4)	—	(52.3)
Cash, cash equivalents and restricted cash at beginning of period	—	178.1	2.7	29.3	—	58.0	—	268.1
Cash, cash equivalents and restricted cash at end of period	$—	$141.6	$12.5	$29.8	$5.3	$26.6	$—	$215.8

	Three Months Ended March 31, 2020
(dollars in millions)	CURO	Subsidiary Guarantors	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$6.5	$89.4	$48.0	$12.1	$(4.2)	$151.9
Net cash provided by discontinued operating activities	—	—	—	0.4	—	0.4
Cash flows from investing activities:
Purchase of property, equipment and software	—	(3.2)	—	(0.4)	—	(3.7)
Originations of loans, net	—	(29.9)	(22.3)	(8.2)	—	(60.4)
Investments in Katapult	—	(14.4)	—	—	—	(14.4)
Net cash used in continuing investing activities	—	(47.5)	(22.3)	(8.6)	—	(78.5)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	23.6	—	—	23.6
Payments on Non-Recourse Canada SPV facility	—	—	(42.5)	—	—	(42.5)
Proceeds from credit facilities	—	60.0	—	9.9	—	69.9
Payments on credit facilities	—	(35.0)	—	(9.9)	—	(44.9)
Proceeds from exercise of stock options	—	0.1	—	—	—	0.1
Payments to net share settle RSUs	(0.6)	—	—	—	—	(0.6)
Debt issuance costs paid	—	(0.2)	—	—	—	(0.2)
Repurchase of common stock	(5.9)	—	—	—	—	(5.9)
Dividends paid to CURO Group Holdings Corp.	2.2	(2.2)	—	—	—	—
Dividends paid to stockholders	(2.2)	—	—	—	—	(2.2)
Net cash (used in) provided by financing activities (1)	(6.5)	22.7	(18.9)	—	—	(2.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(1.9)	(3.1)	4.2	(0.8)
Net increase in cash, cash equivalents and restricted cash	—	64.6	4.9	0.7	—	70.2
Cash, cash equivalents and restricted cash at beginning of period	—	59.7	17.4	32.9	—	110.0
Cash, cash equivalents and restricted cash at end of period	$—	$124.3	$22.3	$33.6	$—	$180.2
(1) Financing activities include continuing operations only and were not impacted by discontinued operations.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2020, as described in our 2020 Form 10-K, except for the acquired Non-Recourse Flexiti SPE Facility in March 2021. Refer to Note 5, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

Critical Accounting Policies and Estimates

Certain accounting policies that involve a higher degree of judgment and complexity are discussed further in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2020 Form 10-K.

Business Combinations. We include the results of operations of acquired businesses from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. When we grant equity to employees of the selling stockholders in connection with an acquisition, we evaluate whether the awards are compensatory. This evaluation includes whether stock award vesting is contingent on the continued employment beyond the acquisition date. If continued employment is required for stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in Corporate, District and Other expenses in our unaudited Condensed Consolidated Statements of Operations.

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and originations. Net assets acquired were $68.5 million, resulting in goodwill of $44.9 million.

Goodwill. We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

Following the acquisition of Flexiti during the first quarter of 2021, our reporting units consist of the U.S., Canada Direct Lending and Canada POS Lending segments, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. As of the most recent annual goodwill impairment testing date (October 1, 2020), the U.S. and Canada Direct Lending reporting units' estimated fair values exceeded their carrying value. As described in our 2020 Form 10-K, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2020.

For the three months ended March 31, 2021, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for either reporting unit.

There continues to be uncertainty surrounding macroeconomic factors that could impact our reporting units. Changes in the expected length of the current economic downturn, timing of recovery, or long-term revenue growth or profitability for these reporting units could increase the likelihood of a future goodwill impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment.

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2021:

(in millions)	March 31, 2021	Percent of Total	December 31, 2020	Percent of Total
U.S.	$105.9	58.4%	$105.9	77.8%
Canada Direct Lending	30.5	16.8%	30.2	22.2%
Canada POS Lending	44.9	24.8%	—	—%
Total Goodwill	$181.3		$136.1

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2020, as described in our 2020 Form 10-K.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2020 Form 10-K. There have been no material changes to the quantitative and qualitative information presented therein.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2021, the Company has excluded the operations of Flexiti as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2021, the Company has excluded those disclosure controls and procedures of Flexiti that are subsumed by internal control over financial reporting. The Flexiti acquisition was completed on March 10, 2021. As of and for the three months ended March 31, 2021, Flexiti's assets represented approximately 23% of the Company’s consolidated assets and its revenues represented less than 1% of the Company’s consolidated revenues.

See Note 16, "Acquisitions" in the Notes to Consolidated Financial Statements for additional details on the Company’s acquisition of Flexiti and its impact on the Company’s consolidated financial statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2021.

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

Internal Control over Financial Reporting

The Company is working to integrate Flexiti into its overall internal control over financial reporting processes. Except for changes made in connection with the integration of Flexiti, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 12, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
There were no material changes to our risk factors as described in our 2020 Form 10-K for the year ended December 31, 2020.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

On May 6, 2021, David Strano, Chief Accounting Officer of the Company notified the Company of his decision to resign effective May 14, 2021 to pursue another opportunity. Mr. Strano’s resignation is not a result of any disagreement with the Company’s independent auditors or any member of management on any matter of accounting principles or practices, financial statements or internal controls.

Roger Dean, the Company’s Chief Financial Officer, will serve as Acting Chief Accounting Officer effective with Mr. Strano’s resignation and until such time as his successor is appointed. Mr. Dean will not receive any additional compensation as a result of his appointment as Acting Chief Accounting Officer. There are no family relationships between Mr. Dean and any of the Company’s directors, executive officers or persons nominated by the Company to become a director or executive officer, and Mr. Dean is not a party to any transaction requiring disclosure under Item 404(a) of Regulation S-K.

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
10.1
Third Amended and Restated Credit Agreement, dated as of January 28, 2021, among Flexiti Financing SPE Corp.; Flexiti Financial Inc.; various lenders; Credit Suisse AG, New York Branch, as Facility Agent; TSX Trust Company, as Collateral Agent and Verification Agent; and Credit Suisse AG, New York Branch, as Syndication Agent, Documentation Agent and Lead Arranger ¥
		Filed herewith
10.2
Performance Guarantee and Indemnity Agreement, dated as of March 10, 2021, by CURO Group Holdings Corp. for the benefit of Credit Suisse AG, New York Branch, as Facility Agent; SPF Securitized Products Master Fund Ltd., the Class B Agent; and the lenders party to the Third Amended and Restated Credit Agreement dated as of January 28, 2021 ¥
		Filed herewith
18.1	Preferability Letter from Independent Registered Public Accounting Firm, Deloitte and Touche LLP.	Filed herewith
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended
		Filed herewith
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 7, 2021, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith
¥	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type of information that the registrant both customarily and actually treats and private and confidential.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2021                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer