Form 10-Q
period 2021-06-30
CURO Group Holdings Corp.
filed 2021-07-28
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________
Commission File Number 1-38315
CURO GROUP HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	90-0934597
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

3615 North Ridge Road, Wichita, KS	67205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (316) 772-3801
Former name, former address and former fiscal year, if changed since last report: No Changes

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CURO	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of July 27, 2021 there were 41,429,641 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
SECOND QUARTER ENDED June 30, 2021

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
12.00% Senior Secured Notes	12.00% Senior Secured Notes, issued in February and November 2017 for a total of $470.0 million due March 1, 2022, fully extinguished September 2018
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 regarding Payday, Vehicle Title and Certain high Cost Installment loans
2019 Proposed Rule	The subsequent CFPB rulemaking process which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021
7.50% Senior Secured Notes	7.50% Senior Secured Notes, which we expect to close on July 30, 2021, for $750.0 million, which mature on August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which mature on September 1, 2025
Ad Astra	Ad Astra Recovery Services, Inc., which, prior to acquisition in January 2020, was our exclusive provider of third-party collection services for the U.S. business
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit access bureau
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic
Cash Money	Cash Money Cheque Cashing Inc., a wholly-owned Canadian subsidiary of the Company
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Form 10-Q	Quarterly Report on Form 10-Q for the six month period ended June 30, 2021
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through CSO program which we guarantee but are not included in the Condensed Consolidated Financial Statements

Term or abbreviation	Definition
Katapult	Katapult Holdings, Inc. a lease-to-own platform for online platform for online, brick and mortar and omni-channel retailers. On June 9, 2021, Katapult merged with FinServ and is now a publicly traded company (NASDAQ: KPLT)
LFL	LFL Group, Canada's largest home furnishings retailer.
MDR	Merchant discount revenue
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
Non-Recourse Flexiti SPE Facility	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$421.0 million for Class A borrowings and C$79.0 million for Class B borrowings.
Non-Recourse U.S. SPV Facility	A four-year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from one quarter to the next quarter
SPAC	Special Purpose Acquisition Company
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
U.K. Subsidiaries	Collectively, Curo Transatlantic Limited and SRC Transatlantic Limited
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States
Verge Credit loans	Loans originated and funded by a third-party bank
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

PART I.     FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020

ASSETS
Cash and cash equivalents	$276,367	$213,343
Restricted cash (includes restricted cash of consolidated VIEs of $43,553 and $31,994 as of June 30, 2021 and December 31, 2020, respectively)	69,299	54,765
Gross loans receivable (includes loans of consolidated VIEs of $592,283 and $360,431 as of June 30, 2021 and December 31, 2020, respectively)	769,228	553,722
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $44,605 and $54,129 as of June 30, 2021 and December 31, 2020, respectively)	(67,861)	(86,162)
Loans receivable, net	701,367	467,560
Income taxes receivable	2,175	32,062
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $0 and $388 as of June 30, 2021 and December 31, 2020, respectively)	31,209	27,994
Property and equipment, net	51,170	59,749
Investments in Katapult	16,501	27,370
Right of use asset - operating leases	106,698	115,032
Deferred tax assets	6,264	—
Goodwill and intangibles, net	274,119	176,516
Other assets	9,296	8,595
Total Assets	$1,544,465	$1,182,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $6,078 and $34,055 as of June 30, 2021 and December 31, 2020, respectively)	$64,406	$49,624
Deferred revenue	10,394	5,394
Lease liability - operating leases	113,415	122,648
Contingent consideration related to acquisition	21,239	—
Accrued interest (includes accrued interest of consolidated VIEs of $1,435 and $1,147 as of June 30, 2021 and December 31, 2020, respectively)	20,411	20,123
Liability for losses on CSO lender-owned consumer loans	5,265	7,228
Debt (includes debt and issuance costs of consolidated VIEs of $349,311 and $11,077 as of June 30, 2021 and $147,427 and $7,766 as of December 31, 2020, respectively)	1,019,127	819,661
Other long-term liabilities	13,796	15,382
Deferred tax liabilities	9,710	11,021
Total Liabilities	1,277,763	1,051,081
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,939,331 and 47,525,807 shares issued; and 41,679,541 and 41,370,504 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 6,259,790 and 6,155,303 shares at the respective period ends	(79,604)	(77,852)
Paid-in capital	84,490	79,812
Retained earnings	283,370	160,068
Accumulated other comprehensive loss	(21,563)	(30,132)
Total Stockholders' Equity	266,702	131,905
Total Liabilities and Stockholders' Equity	$1,544,465	$1,182,986

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$187,693	$182,509	$384,244	$463,315
Provision for loan losses	45,165	50,693	81,310	164,229
Net revenue	142,528	131,816	302,934	299,086

Cost of providing services
Salaries and benefits	26,056	24,723	50,971	50,730
Occupancy and office	17,745	16,843	36,049	36,533
Other costs of providing services	7,033	8,001	14,124	17,656
Advertising	7,043	5,750	15,127	17,969
Total cost of providing services	57,877	55,317	116,271	122,888
Gross margin	84,651	76,499	186,663	176,198

Operating expense (income)
Corporate, district and other expenses	59,621	36,781	108,461	79,588
Interest expense	23,440	18,311	42,979	35,635
(Income) loss from equity method investment	(1,712)	(741)	(2,258)	877
Gain from equity method investment	(135,387)	—	(135,387)	—
Total operating (income) expense	(54,038)	54,351	13,795	116,100
Income from continuing operations before income taxes	138,689	22,148	172,868	60,098
Provision for income taxes	34,172	1,068	42,616	3,005
Net income from continuing operations	104,517	21,080	130,252	57,093
Net income from discontinued operations, before income tax	—	1,324	—	1,714
Income tax expense related to disposition	—	331	—	429
Net income from discontinued operations	—	993	—	1,285
Net income	$104,517	$22,073	$130,252	$58,378

Basic earnings per share:
Continuing operations	$2.51	$0.52	$3.13	$1.40
Discontinued operations	—	0.02	—	0.03
Basic earnings per share	$2.51	$0.54	$3.13	$1.43

Diluted earnings per share:
Continuing operations	$2.39	$0.51	$2.99	$1.37
Discontinued operations	—	0.02	—	0.03
Diluted earnings per share	$2.39	$0.53	$2.99	$1.40

Weighted average common shares outstanding:
Basic	41,655	40,810	41,580	40,814
Diluted	43,672	41,545	43,556	41,686

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$104,517	$22,073	$130,252	$58,378
Other comprehensive income (loss):
Foreign currency translation adjustment, net of $0 tax in all periods	4,714	10,261	8,569	(11,932)
Other comprehensive income (loss)	4,714	10,261	8,569	(11,932)
Comprehensive income	$109,231	$32,334	$138,821	$46,446

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income from continuing operations	$130,252	$57,093
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	12,400	8,954
Provision for loan losses	81,310	164,229
Amortization of debt issuance costs and bond discount	2,954	1,600
Deferred income tax (benefit) expense	(3,481)	9,861
Loss on disposal of property and equipment	4,322	116
(Income) loss from equity method investment	(2,258)	877
Gain from equity method investment	(135,387)	—
Share-based compensation	6,150	6,504
Changes in operating assets and liabilities:
Accrued interest on loans receivable	30,527	28,654
Prepaid expenses and other assets	(2,320)	3,286
Accounts payable and accrued liabilities	4,303	965
Deferred revenue	4,999	(5,040)
Income taxes receivable	29,910	(7,413)
Accrued interest	271	200
Other long-term liabilities	(1,057)	914
Net cash provided by continuing operating activities	162,895	270,800
Net cash provided by discontinued operating activities	—	1,714
Net cash provided by operating activities	162,895	272,514
Cash flows from investing activities
Purchase of property and equipment	(7,169)	(4,724)
Loans receivable originated or acquired	(563,327)	(648,044)
Loans receivable repaid	421,123	616,223
Proceeds from Investment in Katapult	146,878	—
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)
Acquisition of Flexiti, net of acquiree's cash received	(91,203)	—
Net cash used in continuing investing activities (1)	(93,698)	(50,963)
Cash flows from financing activities
Proceeds from Non-Recourse SPV and SPE facilities	26,990	58,386
Payments on Non-Recourse SPV and SPE facilities	(9,229)	(41,812)
Debt issuance costs paid	—	(3,531)
Proceeds from credit facilities	20,934	69,778
Payments on credit facilities	(20,934)	(69,778)
Proceeds from exercise of stock options	239	126
Payments to net share settle restricted stock units vesting	(1,711)	(638)
Repurchase of common stock	(1,251)	(5,908)
Dividends paid to stockholders	(6,950)	(4,500)
Net cash provided by continuing financing activities (1)	8,088	2,123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	273	(1,079)
Net increase in cash, cash equivalents and restricted cash	77,558	222,595
Cash, cash equivalents and restricted cash at beginning of period	268,108	110,021
Cash, cash equivalents and restricted cash at end of period	$345,666	$332,616
(1) Investing activities and Financing activities were not impacted by discontinued operations

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and 2020 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$276,367	$269,342
Restricted cash (includes restricted cash of consolidated VIEs of $43,553 and $39,248 as of June 30, 2021 and June 30, 2020, respectively)	69,299	63,274
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$345,666	$332,616

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its direct and indirect subsidiaries as a combined entity, except where otherwise stated.

The Company is a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime and prime consumers in the U.S. and Canada. Effective with its acquisition of Flexiti on March 10, 2021, CURO provides customers in Canada a BNPL solution. Flexiti is one of Canada's fastest-growing POS lenders, offering customers flexible payment plans at retailers that sell large-scale goods such as furniture, appliances, jewelry and electronics. Through its BNPL platform, customers can be approved instantly to shop with their FlexitiCard, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to Note 16, "Acquisitions" for further disclosures related to the acquisition of Flexiti.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP, and with the accounting policies described in its 2020 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2021.

Following the acquisition of Flexiti on March 10, 2021, the Company reports Flexiti operations as the "Canada POS Lending" segment throughout this Form 10-Q. Refer to Note 11, "Segment Reporting" for further information.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC for the year-to-date and quarter-to-date periods presented, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC until June 30, 2021. However, at the reevaluation of its status as of June 30, 2021, CURO no longer met SRC status and will be required to report under non-SRC registrant rules beginning with the first quarter of 2022.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. During the first quarter of 2021, the Company combined the previous "Occupancy" and "Office" line items into "Occupancy and office" which are presented as such on the unaudited Condensed Consolidated Statements of Operations as of June 30, 2021 and 2020.

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

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ALL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the acquisition of Flexiti. Actual results may differ from those estimates.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Accounting Principle Related to Equity Method Investment in Katapult

Katapult is an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. CURO first invested in Katapult in 2017 as the Company identified multiple catalysts for Katapult's future success: an innovative e-commerce POS business model, a focus on the large and under-penetrated non-prime financing market and a clear and compelling value proposition for merchants and consumers. The Company accounts for its investment in Katapult under the equity method of accounting as of June 30, 2021. Refer to Note 8, "Fair Value Measurements" for further disclosures regarding the accounting of the Company's investment in Katapult.

Historically, the Company reported income and loss from its equity method interest in Katapult on a two-month reporting lag. The merger agreement between Katapult and FinServ triggered a change in Katapult's control environment and reporting structure to coincide with SEC reporting requirements. As a result, during the first quarter of 2021, the Company applied a change in accounting principle to reflect the Company's share of Katapult's historical and ongoing results from a two-month reporting lag to a one-quarter reporting lag. The Company believes this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method interest after Katapult’s results are publicly available and related internal controls have been completed. The Company has not retrospectively applied the change in accounting principle because the impact on the financial statements was immaterial for all periods presented.

Continuing Impacts of COVID-19

The COVID-19 pandemic continues to cause significant uncertainty and impacts. Macroeconomic conditions, in general, and the Company's operations, specifically, have been significantly affected by COVID-19. Government responses to the pandemic, either through the form of mandated lockdowns or a variety of stimulus programs to mitigate the impact of the pandemic, suppressed loan demand in 2020 and into the start of 2021. For details regarding the effect COVID-19 had on the Company's operations in 2020, the Company's response to mitigate the impact of the pandemic and the U.S. and Canadian federal and local responses to the pandemic, refer to the 2020 Form 10-K. During the second quarter of 2021, the runoff of additional federal stimulus programs in the U.S. resulted in the stabilization of the Company's U.S. loan portfolio and resulted in moderately higher NCO and past-due trends, though still low compared to pre-COVID-19 levels. For further information regarding the impact the pandemic had on loan balances as of June 30, 2021, refer to Note 3, "Loans Receivable and Revenue."

Troubled Debt Restructuring
If a borrower experiences financial difficulties, the Company may modify the terms of its loans receivable, known as TDRs. As a result of COVID-19 and our response to provide relief for customers through our Customer Care Program, we began modifying loans that qualified as TDRs beginning in the second quarter of 2020. Refer to Note 3, "Loans Receivable and Revenue" for further information on TDRs as of and for the three and six months ended June 30, 2021.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on non-accrual status due to statutory requirements or, if in management’s judgment, the timely collection of principal and interest becomes uncertain. After a loan is placed on non-accrual status, no further interest is accrued. Loans are not typically returned to accrual status and thus remain on non-accrual status until they are paid or charged-off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. The Company's policy for determining past due status is consistent with that of the Company's accrual loans, depending on the product. Refer to Note 3, "Loans Receivable and Revenue" for further information on non-accrual loans for the three and six months ended June 30, 2021.

Goodwill

The annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

At June 30, 2021, the goodwill balance includes the amount recognized as a result of the acquisition of Flexiti. Refer to Note 16, "Acquisitions" for further information regarding the acquisition and Note 15, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fourth quarter of 2020, the Company performed a quantitative assessment for the U.S. and Canada Direct Lending reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. During the three and six months ended June 30, 2021, the Company did not identify triggering events that indicate an impairment exists and did not record an impairment related to goodwill.

Refer to Note 15, "Goodwill" for further information.

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted ASU 2020-01 as of January 1, 2021, which did not have a material impact on the unaudited Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019 and ASU 2020-02 in February 2020. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they currently do under the other-than-temporary impairment model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 amends the mandatory effective date for ASU 2016-13. The amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as an SRC as of June 30, 2019, which the Company did. ASU 2019-11 provides clarity and improves the codification to ASU 2016-13. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

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

NOTE 2 - VARIABLE INTEREST ENTITIES

As of June 30, 2021, the Company had three credit facilities whereby certain loans receivable were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on the Non-Recourse U.S. SPV facility, entered into in April 2020, the Non-Recourse Canada SPV facility, entered into in August 2018, and the Non-Recourse Flexiti SPE Facility, entered into concurrent with the completion of the Company's acquisition of Flexiti in March 2021.

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

The carrying amounts of consolidated VIEs' assets and liabilities associated with the Company's special purpose subsidiaries were as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets
Restricted cash	$43,553	$31,994
Loans receivable, net	547,678	306,302
Intercompany receivable(1)	86,692	15,382
Prepaid expenses and other	—	388
Deferred tax assets	108	105
Total Assets	$678,031	$354,171
Liabilities
Accounts payable and accrued liabilities	$6,078	$34,055
Deferred revenue	109	136
Accrued interest	1,435	1,147
Debt	338,234	139,661
Total Liabilities	$345,856	$174,999
(1) Intercompany receivable VIE balances eliminate upon consolidation.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

As a result of COVID-19, CURO's customers and its overall credit performance continue to be impacted through the three and six months ended June 30, 2021. Throughout much of 2020 and the first half of 2021, the U.S. and Canadian governments instituted several initiatives to ease the personal burden of the pandemic, including various federal and provincial financial aid and economic stimulus programs. During the second half of 2020, consumer demand gradually increased, reflecting both the gradual lifting of certain regions' stay-at-home and self-quarantine orders in response to the pandemic's easing and the expiration of governmental stimulus programs. Subsequently, a new round of government stimulus payments in the U.S. resulted in a decrease in loan balances and allowance for loan losses as of June 30, 2021. With stimulus programs running off in the U.S. and continued demand in Canada for loan products, loan balances have increased sequentially as of June 30, 2021. The Company has maintained its historical allowance approach, but has adjusted estimates for changes in past-due gross loans receivable due to market conditions and as of June 30, 2021, has reduced allowance as a percentage of receivables as a result of recent market trends. The estimates

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and assumptions used to determine an appropriate allowance for loan losses and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and which are indicative of conditions as of June 30, 2021.

Additionally, as a result of COVID-19, the Company enhanced its Customer Care Program and began modifying loans for borrowers that experienced financial distress, as described in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the "—TDR Loans Receivable" tables below.

Revenue and Receivable Characteristics by Product

Revolving LOC revenues include interest income on outstanding revolving balances, MDR related to Canada POS Lending, and other usage or maintenance fees as permitted by underlying statutes. Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1.0% of Installment revenues. Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations. Ancillary revenue includes revenue from a number of ancillary financial products such as check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services.

The following table summarizes revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revolving LOC	$68,036	$56,736	$130,771	$127,718

Unsecured Installment	64,783	70,429	141,177	192,838
Secured Installment	12,821	19,401	27,848	45,687
Single-Pay	23,763	22,732	48,730	67,889
Total Installment	101,367	112,562	217,755	306,414

Ancillary	18,290	13,211	35,718	29,183
Total revenue(1)	$187,693	$182,509	$384,244	$463,315
(1) Includes revenue from CSO programs of $34.9 million and $37.8 million for the three months ended June 30, 2021 and 2020, respectively, and $76.4 million and $105.8 million for the six months ended June 30, 2021 and 2020.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$562,497	$65,603	$31,824	$38,760	$136,187	$698,684
Delinquent loans receivable	43,933	21,035	5,576	—	26,611	70,544
Total loans receivable	606,430	86,638	37,400	38,760	162,798	769,228
Less: allowance for losses	(44,848)	(16,701)	(3,880)	(2,432)	(23,013)	(67,861)
Loans receivable, net	$561,582	$69,937	$33,520	$36,328	$139,785	$701,367
(1) Of the $38.8 million of Single-Pay receivables, $10.0 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$22,288	$8,474	$2,835	$11,309	$33,597
31-60 days past due	8,659	5,767	1,307	7,074	15,733
61 + days past due	12,986	6,794	1,434	8,228	21,214
Total delinquent loans receivable	$43,933	$21,035	$5,576	$26,611	$70,544

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$321,105	$78,235	$40,358	$43,780	$162,373	$483,478
Delinquent loans receivable	37,779	24,190	8,275	—	32,465	70,244
Total loans receivable	358,884	102,425	48,633	43,780	194,838	553,722
Less: allowance for losses	(51,958)	(24,073)	(7,047)	(3,084)	(34,204)	(86,162)
Loans receivable, net	$306,926	$78,352	$41,586	$40,696	$160,634	$467,560
(1) Of the $43.8 million of Single-Pay receivables, $11.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$17,517	$10,361	$3,764	$14,125	$31,642
31-60 days past due	9,276	7,124	2,199	9,323	18,599
61 + days past due	10,986	6,705	2,312	9,017	20,003
Total delinquent loans receivable	$37,779	$24,190	$8,275	$32,465	$70,244

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	June 30, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$29,981	$658	$30,639
Delinquent loans receivable Guaranteed by the Company	6,359	95	6,454
Total loans receivable Guaranteed by the Company	36,340	753	37,093
Less: Liability for losses on CSO lender-owned consumer loans	(5,234)	(31)	(5,265)
Loans receivable Guaranteed by the Company, net	$31,106	$722	$31,828

	June 30, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$5,574	$88	$5,662
31-60 days past due	625	4	629
61+ days past due	160	3	163
Total delinquent loans receivable	$6,359	$95	$6,454

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,096	$775	$37,871
Delinquent loans receivable Guaranteed by the Company	6,079	155	6,234
Total loans receivable Guaranteed by the Company	43,175	930	44,105
Less: Liability for losses on CSO lender-owned consumer loans	(7,160)	(68)	(7,228)
Loans receivable Guaranteed by the Company, net	$36,015	$862	$36,877

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$5,435	$103	$5,538
31-60 days past due	490	37	527
61 + days past due	154	15	169
Total delinquent loans receivable	$6,079	$155	$6,234

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$44,754	$20,394	$5,023	$2,217	$27,634	$—	$72,388
Charge-offs	(24,487)	(18,812)	(4,384)	(22,107)	(45,303)	(802)	(70,592)
Recoveries	7,280	5,383	2,216	17,574	25,173	378	32,831
Net charge-offs	(17,207)	(13,429)	(2,168)	(4,533)	(20,130)	(424)	(37,761)
Provision for losses	16,672	9,734	1,025	4,727	15,486	424	32,582
Effect of foreign currency translation	629	2	—	21	23	—	652
Balance, end of period	$44,848	$16,701	$3,880	$2,432	$23,013	$—	$67,861
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$4,670	$57	$—	$4,727	$—	$4,727
Decrease in liability	—	(564)	26	—	(538)	—	(538)
Balance, end of period	$—	$5,234	$31	$—	$5,265	$—	$5,265

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$56,458	$28,965	$9,726	$4,693	$43,384	$—	$99,842
Charge-offs	(37,784)	(30,129)	(11,747)	(21,168)	(63,044)	(750)	(101,578)
Recoveries	6,100	7,019	2,961	21,766	31,746	398	38,244
Net charge-offs	(31,684)	(23,110)	(8,786)	598	(31,298)	(352)	(63,334)
Provision for losses	21,341	12,584	6,943	(2,588)	16,939	352	38,632
Effect of foreign currency translation	1,204	12	—	99	111	—	1,315
Balance, end of period	$47,319	$18,451	$7,883	$2,802	$29,136	$—	$76,455
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$9,142	$47	$—	$9,189	$—	$9,189
Decrease in liability	—	4,014	11	—	4,025	—	4,025
Balance, end of period	$—	$5,128	$36	$—	$5,164	$—	$5,164

	Six Months Ended June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Charge-offs	(53,201)	(39,937)	(10,727)	(44,040)	(94,704)	(1,656)	(149,561)
Recoveries	14,787	12,000	4,760	38,828	55,588	930	71,305
Net charge-offs	(38,414)	(27,937)	(5,967)	(5,212)	(39,116)	(726)	(78,256)
Provision for losses	30,474	20,559	2,800	4,520	27,879	726	59,079
Effect of foreign currency translation	830	6	—	40	46	—	876
Balance, end of period	$44,848	$16,701	$3,880	$2,432	$23,013	$—	$67,861
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228	$—	$7,228
Decrease in liability	—	1,926	37	—	1,963	—	1,963
Balance, end of period	$—	$5,234	$31	$—	$5,265	$—	$5,265

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$55,074	$35,587	$10,305	$5,869	$51,761	$—	$106,835
Charge-offs	(81,293)	(68,687)	(24,857)	(61,689)	(155,233)	(2,028)	(238,554)
Recoveries	12,511	12,802	5,870	51,770	70,442	977	83,930
Net charge-offs	(68,782)	(55,885)	(18,987)	(9,919)	(84,791)	(1,051)	(154,624)
Provision for losses	62,332	38,766	16,565	7,051	62,382	1,051	125,765
Effect of foreign currency translation	(1,305)	(17)	—	(199)	(216)	—	(1,521)
Balance, end of period	$47,319	$18,451	$7,883	$2,802	$29,136	$—	$76,455
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$10,623	$—	$10,623
Decrease in liability	—	5,425	34	—	5,459	—	5,459
Balance, end of period	$—	$5,128	$36	$—	$5,164	$—	$5,164

As of June 30, 2021, Revolving LOC and Installment loans classified as nonaccrual were $4.2 million and $5.1 million, respectively. As of December 31, 2020, Revolving LOC and Installment loans classified as nonaccrual were $4.4 million and $6.2 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's roll rate-based model.

TDR Loans Receivable

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under U.S. GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted under the terms of the original agreement. In response to COVID-19, the Company established an enhanced Customer Care Program in 2020, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

The Company records its ALL related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged off. A TDR is charged off consistent with the Company's policies for the related loan product. For additional information on the Company's loss recognition policy, see the 2020 Form 10-K.

The table below presents TDRs, which are related to the Customer Care Program implemented in response to COVID-19, included in gross loans receivable and the impairment included in the ALL (in thousands):

	As of June 30, 2021	As of December 31, 2020
Current TDR gross receivables	$12,137	$13,563
Delinquent TDR gross receivables	4,293	6,309
Total TDR gross receivables	16,430	19,872
Less: Impairment included in the allowance for loan losses	(2,455)	(3,482)
Less: Additional allowance	(3,130)	(4,497)
Outstanding TDR receivables, net of impairment	$10,845	$11,893

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below reflect loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pre-modification TDR loans receivable	$3,504	$24,069	$8,367	$24,069
Post-modification TDR loans receivable	3,197	21,390	7,472	21,390
Total concessions included in gross charge-offs	$307	$2,679	$895	$2,679

There were $3.3 million and $0.9 million of loans classified as TDRs that were charged off and included as a reduction in the ALL during the three months ended June 30, 2021 and 2020, respectively, and $8.1 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $2.0 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of June 30, 2021.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average outstanding TDR loans receivable	$16,967	$20,864	$17,936	$20,864
Interest income recognized	4,604	4,396	10,122	4,396
Number of TDR loans(1)	2,468	21,512	6,248	21,512
(1) Presented in ones

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables under CSO programs were $4.3 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2020 Form 10-K for further details of the Company's accounting policy.

As of June 30, 2021 and December 31, 2020, the incremental maximum amount payable under all such guarantees was $30.3 million and $36.6 million, respectively. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $5.3 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively.

The Company placed $4.4 million and $5.5 million in collateral accounts for the benefit of lenders at June 30, 2021 and December 31, 2020, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of June 30, 2021 and December 31, 2020 and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
8.25% Senior Secured Notes	$680,893	$680,000
Non-Recourse U.S. SPV Facility	44,489	43,586
Non-Recourse Canada SPV Facility	98,881	96,075
Non-Recourse Flexiti SPE Facility	194,864	—
Debt	$1,019,127	$819,661

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes which mature on September 1, 2025. Interest on the notes is payable semiannually, in arrears, on March 1 and September 1. In connection with the 8.25% Senior Secured Notes, the remaining balance of capitalized financing costs of $9.1 million, net of amortization, is included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

On July 16, 2021, the Company priced its offering of 7.50% Senior Secured Notes of $750 million aggregate principal amount due 2028. The 7.50% Senior Secured Notes will be used, among other things, to fully redeem the 8.25% Senior Secured Notes due 2025. Refer to Note 19, Subsequent Events for additional details.

Non-Recourse U.S. SPV Facility

In April 2020, CURO Receivables Finance II, LLC entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of June 30, 2021, the Non-Recourse U.S. SPV Facility provided for $200.0 million of borrowing capacity, which was increased from $100.0 million on July 31, 2020 after obtaining additional commitments.

As of June 30, 2021, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%, or 7.90%. The U.S. SPV Borrower will pay the lenders additional interest if it does not borrow minimum specified percentages of the available commitments and a monthly 0.50% per annum commitment fee on the unused portion of the commitments. The Company is currently evaluating the impact of the expected transition from LIBOR to alternative reference rates.

As of June 30, 2021, outstanding borrowings under the Non-Recourse U.S. SPV Facility were $44.5 million, net of deferred financing costs of $5.0 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 2, "Variable Interest Entities."

The Non-Recourse U.S. SPV Facility matures on April 8, 2024.

Non-Recourse Canada SPV Facility

In August 2018, CURO Canada Receivables Limited Partnership entered into the Non-Recourse Canada SPV Facility with Waterfall Asset Management, LLC. The Non-Recourse Canada SPV Facility currently provides for C$175.0 million of borrowing capacity and the ability to expand such capacity up to C$250.0 million. As of June 30, 2021, the effective interest rate on our borrowings was three-month CDOR plus 6.75%, or 8.60%. The Canada SPV Borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. In April 2019, the facility's maturity date was extended one year, to September 2, 2023.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2021, outstanding borrowings under the Non-Recourse Canada SPV Facility were $98.9 million, net of deferred financing costs of $1.3 million. For further information on the Non-Recourse Canada SPV, refer to Note 2, "Variable Interest Entities."

Non-Recourse Flexiti SPE Facility

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp. refinanced and expanded their Non-Recourse Flexiti SPE Facility to C$421 million for Class A borrowings and to C$79 million for Class B borrowings, with a maturity on March 10, 2024. As of June 30, 2021, the weighted average interest rate on our borrowings was three-month CDOR plus 4.40%, or 5.40%. The Flexiti SPE borrower also pays a 1.00% per annum commitment fee on the unused portion of the commitments.

As of June 30, 2021, outstanding borrowings under the Non-Recourse Flexiti SPE Facility were $194.9 million, net of deferred financing costs of $4.8 million. For further information on the Non-Recourse Flexiti SPE, refer to Note 2, "Variable Interest Entities."

Senior Revolver

The Company maintains the Senior Revolver that provides $50.0 million of borrowing capacity, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires June 30, 2022. The Senior Revolver accrues interest at one-month LIBOR plus 5.00% (subject to a 5% overall minimum). The Senior Revolver is syndicated among four banks. The Company is currently evaluating the impact of no longer using LIBOR as a benchmark rate.

The terms of the Senior Revolver require that its outstanding balance be zero for at least 30 consecutive days in each calendar year. The Senior Revolver is guaranteed by all subsidiaries that guarantee the 8.25% Senior Secured Notes, and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that are senior to the lien securing the 8.25% Senior Secured Notes. Additionally, the negative covenants of the Senior Revolver generally conform to the related provisions in the Indenture for the 8.25% Senior Secured Notes.

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

The revolver was undrawn at June 30, 2021 and December 31, 2020.

Cash Money Revolving Credit Facility

Cash Money maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity required to meet the working capital needs of the Company's Canadian direct lending operations. Aggregate draws under the revolving credit facility are limited to the lesser of: (i) the borrowing base, which is the percentage of cash, deposits in transit and accounts receivable, and (ii) C$10.0 million. As of June 30, 2021, the borrowing capacity under the Cash Money Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

The Cash Money Revolving Credit Facility is collateralized by substantially all of Cash Money’s assets and contains various covenants that require, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, as well as restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest per annum at the prime rate of a Canadian chartered bank plus 1.95%, or 4.40% interest as of June 30, 2021.

The Cash Money Revolving Credit Facility was undrawn at June 30, 2021 and December 31, 2020.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

As of June 30, 2021, the Company has granted three types of RSUs, which are known as time-based, market-based and, as a result of the Flexiti acquisition, performance-based.

Grants of time-based RSUs are valued at the grant date based on the closing market price of common stock and are expensed using the straight-line method over the service period. Time-based RSUs typically vest over a three-year period.

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

Upon closing of the Flexiti acquisition in March 2021, the Company granted performance-based RSUs to Flexiti employees. Grants of performance-based RSUs are valued at the grant date based on the closing market price of common stock. The performance-based RSUs vest over two years if Flexiti achieves specified internal targets, including revenue less NCOs and originations metrics. Expense recognition for the performance-based RSUs occurs ratably over the service period if it is probable that the targets will be achieved as of each period end. If such results are not probable, no share-based compensation expense is recognized and any previously recognized share-based compensation expense is reversed.

Unvested shares of RSUs generally are forfeited upon termination of employment, or failure to achieve the required performance condition, if applicable.

A summary of the activity of time-based, market-based and performance-based unvested RSUs as of June 30, 2021 and changes during the six months ended June 30, 2021 are presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Performance-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2020	1,012,792	758,713	—	$10.26
Granted	1,010,075	299,053	253,310	15.28
Vested	(468,626)	—	—	11.06
Forfeited	(42,737)	(48,252)	—	10.91
June 30, 2021	1,511,504	1,009,514	253,310	$12.93

Share-based compensation expense for the three months ended June 30, 2021 and 2020, which includes compensation costs from stock options and RSUs, was $3.5 million and $3.3 million, respectively, and during the six months ended June 30, 2021 and 2020 was $6.2 million and $6.5 million, respectively. Share-based compensation expense is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of June 30, 2021, there was $27.7 million of total unrecognized compensation cost related to stock options and RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 2.0 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 24.7% and 5.0% for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate was lower compared to the federal and state/provincial statutory rates of approximately 26%, primarily as a result of proportionally more income in lower rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million. Additionally, the effective tax rate also includes the release of a valuation allowance of $0.4 million due to the Company's share of Katapult's income, excess tax benefits related to share-based compensation of $0.4 million, $0.3 million tax expense related to the non-deductible transaction costs and $0.3 million tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas returns.

The effective income tax rate for the six months ended June 30, 2021 was primarily due to a tax benefit from the CARES Act. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. The Company recorded an income tax benefit of $9.1 million related to the carry-back of NOLs from tax years 2018 and 2019, which offset its tax liability for prior years and generated a refund of previously paid taxes at a 35% statutory rate.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $213.4 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $10.7 million. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,838	$7,838	$—	$—	$7,838
Financial liabilities:
Non-qualified deferred compensation plan	$4,854	$4,854	$—	$—	$4,854
Contingent consideration related to acquisition	21,239	—	—	21,239	21,239

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and origination targets over the two years following closing of the acquisition that could result in cash consideration paid up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using probability-weighted, discounted future cash flows at current tax rates. The significant unobservable inputs (Level 3) used to estimate the fair value include the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved, and discount rates. The contingent consideration measured at fair value using unobservable inputs as of June 30, 2021 is $21.2 million. For additional information on Flexiti and the related contingent consideration, refer to Note 16, "Acquisitions."

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2020 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,140	$7,140	$—	$—	$7,140
Financial liabilities:
Non-qualified deferred compensation plan	$4,690	$4,690	$—	$—	$4,690

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$276,367	$276,367	$—	$—	$276,367
Restricted cash	69,299	69,299	—	—	69,299
Loans receivable, net	701,367	—	—	701,367	701,367
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$5,265	$—	$—	$5,265	$5,265
8.25% Senior Secured Notes	680,893	—	714,150	—	714,150
Non-Recourse U.S. SPV facility	44,489	—	—	49,456	49,456
Non-Recourse Canada SPV facility	98,881	—	—	100,209	100,209
Non-Recourse Flexiti SPE facility	194,864	—	—	199,646	199,646

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2020 (in thousands):

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

Loans Receivable, Net

Loans receivable are carried on the unaudited Condensed Consolidated Balance Sheets net of the ALL. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value. Refer to Note 3, "Loans Receivable and Revenue" for additional information. Loans receivable acquired as part of the Flexiti acquisition, which represent $125.0 million of the $701.4 million, are carried at gross contractual balance less unamortized fair value discount and ALL. For additional information on the determination of the fair value discount, refer to Note 16, "Acquisitions."

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2019	$10,068	$—	$10,068
Equity method (loss) - Q1 2020	(1,618)	—	(1,618)
Balance at March 31, 2020	8,450	—	8,450
Equity method income - Q2 2020	741		741
Balance at June 30, 2020	9,191	—	9,191
Equity method income - Q3 2020	3,530	—	3,530
Accounting policy change for certain securities from equity method investment to measurement alternative	(12,452)	12,452	—
Purchases of common stock warrants and preferred shares	4,030	7,157	11,187
Balance at September 30, 2020	4,299	19,609	23,908
Equity method income - Q4 2020	1,893	—	1,893
Purchases of common stock	1,570	—	1,570
Balance at December 31, 2020	7,762	19,609	27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	$16,501	$—	$16,501

Classification as of December 31, 2020	Level 3, not carried at fair value	Level 3, carried at measurement alternative
Classification as of June 30, 2021	Level 3, not carried at fair value	N/A
(1) The Company elected to measure this equity security without a readily determinable fair value equal to its cost minus impairment. If the Company identifies an observable price change in orderly transactions for the identical or a similar investment of the same issuer, it will measure the equity security at fair value as of the date that the observable transaction occurred.

(2) On June 9, 2021, Katapult completed its previously announced merger with FinServ. As required by the merger agreement, immediately prior to the completion of the merger, the Company converted all of its preferred shares and exercised all common stock warrants. Upon this transaction, the Company’s entire investment in Katapult is accounted for under the equity method of accounting. The Company then exchanged all common shares of Katapult, immediately prior to its merger with FinServ, for $146.9 million in cash and 18.9 million common shares of the resulting public company, Katapult (NASDAQ: KPLT). The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult, based on the pro rata cost basis of the investment and the discharge of the guarantee provided, for the three months ended June 30, 2021.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company’s share of Katapult’s income was $1.7 million and $2.3 million for the three and six months ended June 30, 2021, respectively.

On June 9, 2021, Katapult completed its merger with FinServ. As a result, the Company received $146.9 million in cash and 18.9 million common shares of the resulting public company, Katapult (NASDAQ: KPLT). The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult for the three months ended June 30, 2021. The 18.9 million common shares are subject to a six month trading restriction. Additionally, as part of the merger, CURO received 3.0 million earn-out warrants and will hold two of the seven board of director seats for Katapult. For further information regarding the merger between Katapult and FinServ and its implication to CURO, refer to the description immediately following the table above. As of June 30, 2021, the value of our retained investment in Katapult based on the NASDAQ quoted market price was $204.3 million.

Both the equity method investment and the previously-recognized investment measured at cost minus impairment are presented within "Investments" on the unaudited Condensed Consolidated Balance Sheet.

The Company's total ownership of Katapult's shares, on a fully diluted basis, was 20.7% as of June 30, 2021.

NOTE 9 – STOCKHOLDERS' EQUITY
The following table summarizes the changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income	—	—	—	—	25,735	—	25,735
Foreign currency translation adjustment	—	—	—	—	—	3,855	3,855
Dividends	—	—	—	—	(2,368)	—	(2,368)
Share based compensation expense	—	—	—	2,683	—	—	2,683
Proceeds from exercise of stock options	15,852	—	—	48	—	—	48
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	237,423	—	—	(1,668)	—	—	(1,668)
Balance at March 31, 2021	41,623,779	$9	$(77,852)	$80,875	$183,435	$(26,277)	$160,190
Net income	—	—	—	—	104,517	—	104,517
Foreign currency translation adjustment	—	—	—	—	—	4,714	4,714
Dividends	—	—	—	—	(4,582)	—	(4,582)
Share based compensation expense	—	—	—	3,467	—	—	3,467
Proceeds from exercise of stock options	43,920	—	—	191	—	—	191
Repurchase of common stock	(104,487)	—	(1,752)	—	—	—	(1,752)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	116,329	—	—	(43)	—	—	(43)
Balance at June 30, 2021	41,679,541	$9	$(79,604)	$84,490	$283,370	$(21,563)	$266,702

(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423	$(38,663)	$50,513
Net income from continuing operations	—	—	—	—	36,013	—	36,013
Net income from discontinued operations	—	—	—	—	292	—	292
Foreign currency translation adjustment	—	—	—	—	—	(22,193)	(22,193)
Dividends	—	—	—	—	(2,256)	—	(2,256)
Share based compensation expense	—	—	—	3,194	—	—	3,194
Proceeds from exercise of stock options	42,094	—	—	126	—	—	126
Repurchase of common stock	(540,762)	—	(5,509)	—	—	—	(5,509)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	121,891	—	—	(609)	—	—	(609)
Balance at March 31, 2020	40,779,447	$9	$(77,852)	$70,798	$127,472	$(60,856)	$59,571
Net income from continuing operations	—	—	—	—	21,080	—	21,080
Net income from discontinued operations	—	—	—	—	993	—	993
Foreign currency translation adjustment	—	—	—	—	—	10,261	10,261
Dividends	—	—	—	—	(2,244)	—	(2,244)
Share based compensation expense	—	—	—	3,310	—	—	3,310
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	105,098	—	—	(29)	—	—	(29)
Balances at June 30, 2020	40,884,545	$9	$(77,852)	$74,079	$147,301	$(50,595)	$92,942

(1) Accumulated other comprehensive income (loss)

Dividends

The table below summarizes the Company's quarterly dividends for 2021. The dividend policy was first instituted during the first quarter of 2020.

					Dividends Paid
	Date of declaration	Record date	Date paid	Dividend per share	(in thousands)
Q1 2021	February 4, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284
Q2 2021	May 3, 2021	May 14, 2021	May 27, 2021	$0.11	$4,580

In July 2021, the Company's Board of Directors declared a dividend under the program of $0.11 per share. See Note 19, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income from continuing operations	$104,517	$21,080	$130,252	$57,093
Net income from discontinued operations, net of tax	—	993	—	1,285
Net income	$104,517	$22,073	$130,252	$58,378

Weighted average common shares - basic	41,655	40,810	41,580	40,814
Dilutive effect of stock options and restricted stock units	2,017	735	1,976	872
Weighted average common shares - diluted	43,672	41,545	43,556	41,686

Basic earnings per share:
Continuing operations	$2.51	$0.52	$3.13	$1.40
Discontinued operations	—	0.02	—	0.03
Basic earnings per share	$2.51	$0.54	$3.13	$1.43

Diluted earnings per share:
Continuing operations	$2.39	$0.51	$2.99	$1.37
Discontinued operations	—	0.02	—	0.03
Diluted earnings per share	$2.39	$0.53	$2.99	$1.40

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the three and six months ended June 30, 2021, there were 0.1 million and 0.1 million, respectively, and for the three and six months ended June 30, 2020, there were 2.3 million and 1.7 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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
On March 10, 2021, the Company acquired Flexiti, as described in Note 15, "Goodwill" and Note 16, "Acquisitions." Under ASC 280, Segment Reporting, Flexiti met the definition of a separate reportable segment. In conjunction with the acquisition, the Company made required disclosures for Flexiti as a separate reportable segment known as "Canada POS Lending," further described below. The Company also renamed the "Canada" reportable segment to the "Canada Direct Lending" reportable segment.
Reportable Segments
U.S. As of June 30, 2021, the Company operated a total of 190 U.S. retail locations and had an online presence in 35 states. Refer to Note 18, "Store Closures" for additional details related to recent store closures. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay and vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 16, "Acquisitions," the acquisition of Ad Astra closed in January 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada Direct Lending. As of June 30, 2021, the Company operated a total of 201 stores across seven Canadian provinces and territories and had an online presence in five provinces. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay loans, insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

services, foreign currency exchange, reloadable prepaid debit cards, and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. The Company serves Canadian customers through POS financing available at approximately 6,600 retail locations and online with nearly 2,100 merchant partners across ten provinces. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations for the six months ended June 30, 2021 from Canada POS Lending represent results from the date of acquisition, March 10, 2021 through June 30, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by segment: (1)
U.S.	$118,794	$137,320	$255,286	$359,088
Canada Direct Lending	61,880	45,189	120,320	104,227
Canada POS Lending	7,019	—	8,638	—
Consolidated revenue	$187,693	$182,509	$384,244	$463,315
Net revenues by segment:
U.S.	$85,172	$95,790	$195,608	$231,517
Canada Direct Lending	53,324	36,026	102,530	67,569
Canada POS Lending	4,032	—	4,796	—
Consolidated net revenue	$142,528	$131,816	$302,934	$299,086
Gross margin by segment:
U.S.	$47,246	$56,860	$118,386	$144,400
Canada Direct Lending	33,863	19,639	64,083	31,798
Canada POS Lending	3,542	—	4,194	—
Consolidated gross margin	$84,651	$76,499	$186,663	$176,198
Segment operating (loss) income:
U.S.	$123,277	$11,857	$138,008	$45,283
Canada Direct Lending	25,343	10,291	47,590	14,815
Canada POS Lending	(9,931)	—	(12,730)	—
Consolidated operating income	$138,689	$22,148	$172,868	$60,098
Expenditures for long-lived assets by segment:
U.S.	$2,162	$248	$4,824	$4,528
Canada Direct Lending	361	144	510	697
Canada POS Lending	2,112	—	2,531	—
Consolidated expenditures for long-lived assets	$4,635	$392	$7,865	$5,225
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	June 30, 2021	December 31, 2020
U.S.	$186,511	$223,451
Canada Direct Lending	361,264	330,271
Canada POS Lending	221,453	—
Total gross loans receivable	$769,228	$553,722

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	June 30, 2021	December 31, 2020
U.S.	$28,399	$36,258
Canada Direct Lending	22,270	23,491
Canada POS Lending	501	—
Total net long-lived assets	$51,170	$59,749

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

The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. The Company recorded this $2.5 million of expense in 2019 and subsequently paid legal fees of $2.5 million. On December 18, 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. For the three and six months ended June 30, 2021, there was no further expense related to the litigation.

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, FFL. Plaintiffs generally allege the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and Plaintiffs refiled two cases in the United States District Court for the District of Kansas.

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

Subsequent to lifting the Temporary Restraining Order, the city of Austin notified the Company that it would begin auditing stores beginning in January 2021. In addition, the Company created and launched a new product during the second quarter of 2021. The city has since deferred these audits, and the Company is in preliminary discussions with the city to determine next steps and a potential resolution to the outstanding matters.

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

Leases classified as finance are immaterial to the Company as of June 30, 2021. Operating leases expire at various times through 2032. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the unaudited Condensed Consolidated Balance Sheets.

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

The following table summarizes the operating lease costs and other information for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs:
Third-Party	$7,959	$7,576	$15,962	$15,221
Related-Party	849	845	1,696	1,691
Total operating lease costs	$8,808	$8,421	$17,658	$16,912

Operating cash flow - Operating leases			$18,303	$16,545
New ROU assets - Operating leases			$4,964	$6,922
Weighted average remaining lease term - Operating leases			5.4 years	6.1 years
Weighted average discount rate - Operating leases			9.4%	10.3%

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the aggregate operating lease payments that the Company is contractually obligated to make under operating leases as of June 30, 2021 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2021	$16,391	$1,899	$18,290
2022	30,144	3,678	33,822
2023	24,889	1,333	26,222
2024	19,137	973	20,110
2025	13,581	870	14,451
2026	9,483	883	10,366
Thereafter	21,239	1,794	23,033
Total	134,864	11,430	146,294
Less: Imputed interest	(30,439)	(2,440)	(32,879)
Operating lease liabilities	$104,425	$8,990	$113,415

There are no material leases entered into subsequent to the balance sheet date.
NOTE 14 – DISCONTINUED OPERATIONS

On February 25, 2019, in accordance with the provisions of the U.K. Insolvency Act 1986 and as approved by the Boards of Directors of the U.K. Subsidiaries, insolvency practitioners from KPMG were appointed as Administrators for the U.K. Subsidiaries. The effect of the U.K. Subsidiaries’ entry into administration was to place their management, affairs, business and property under the direct control of the Administrators. Accordingly, the Company deconsolidated the U.K. Subsidiaries, which comprised the U.K. reportable operating segment, as of February 25, 2019 and classified them as Discontinued Operations for all periods presented. During the three and six months ended June 30, 2020, the Company received $1.3 million and $1.7 million, respectively, of disbursements from the Administrator related to the wind-down of the U.K. Subsidiaries.

NOTE 15 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2021 was as follows (in thousands):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2020	$105,922	$30,169	$—	$136,091
Acquisition (Note 16)	—	—	44,901	44,901
Foreign currency translation	—	689	585	1,274
Measurement period adjustment	—	—	(4,980)	(4,980)
Goodwill at June 30, 2021	$105,922	$30,858	$40,506	$177,286

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

In the second quarter of 2021, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended June 30, 2021.

Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021. Provisional goodwill was estimated at $44.9 million, based on the preliminary valuation. The Company recorded an additional $5.0 million in net assets acquired during the second quarter of 2021 as part of the measurement period, which caused a decrease in the provisional goodwill to be $40.5 million, net of the foreign

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
currency translation impact, as of June 30, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 16, "Acquisitions" for more information related to the business combination.

NOTE 16 – ACQUISITIONS

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and originations. Flexiti provides POS financing solution to retailers across Canada and with the acquisition, will provide the Company capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances the Company's long-term growth and financial and risk profiles, and allows access to the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. The Company now reaches consumers in Canada through all the ways they access credit, directly both in-store and online, via credit cards or at the POS

The Company began consolidating the financial results of Flexiti in the unaudited Condensed Consolidated Financial Statements on March 10, 2021. Flexiti contributed $4.0 million of net revenue and incurred $13.5 million of operating expenses during the three months ended June 30, 2021.

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
The following table presents the preliminary purchase price allocation recorded in the Company’s Condensed Consolidated Balance Sheet as of the date of acquisition (in thousands):

	Amounts acquired on March 10, 2021	Measurement period adjustments	Amounts acquired on March 10, 2021 (as adjusted)
Assets
Cash and cash equivalents	$1,267	$—	$1,267
Gross loans receivable(1)	196,138	—	196,138
Prepaid expenses and other	687	—	687
Property and equipment	460	—	460
Right-of-use assets	616	—	616
Intangibles	50,876	3,572	54,448
Deferred tax assets	2,741	1,408	4,149
Total assets	$252,785	$4,980	$257,765

Liabilities
Accounts payable and accrued liabilities	$9,356	$—	$9,356
Credit facilities	174,367	—	174,367
Lease liabilities	616	—	616
Total liabilities	$184,339	$—	$184,339

Net assets acquired	$68,446	$4,980	$73,426
Total consideration paid	113,347		113,347
Goodwill	$44,901	$(4,980)	$39,921
(1) The gross contractual loans receivables as of March 10, 2021 were $208.6 million, of which the Company estimates $12.5 million will not be collected.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to March 31, 2022. During the three months ended June 30, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $5.0 million. The measurement period adjustment would have resulted in an insignificant increase in amortization expense related to the merchant relationships intangible asset during the three months ended March 31, 2021. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. As of June 30, 2021, the primary areas that remain preliminary relate to the valuation of certain loans receivable, intangible assets, and certain tax-related balances.

The following table sets forth the components of identifiable intangible assets acquired, as adjusted for measurement period adjustments, and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
Developed technology	$31,827	5.0 years
Merchant relationships	19,684	8.0 years
Customer relationships	2,937	8.0 years
Total identified intangible assets	$54,448

Goodwill of $39.9 million represents the excess of the consideration paid over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created with the Company’s future product offerings and the value of the assembled workforce. Goodwill and the intangibles from this transaction are not deductible for Canadian income tax purposes because this was a stock acquisition.

In connection with the acquisition, the Company recognized contingent cash consideration of $20.6 million as of the acquisition date. The contingent consideration is based on Flexiti achieving certain operating metrics from April 1, 2021 through March 31, 2023, including revenue less NCOs and originations. Cash consideration can range from zero to $32.8 million over the period. Refer to Note 8, "Fair Value Measurements" for additional information regarding fair value inputs related to the contingent cash consideration.

In connection with the acquisition, the Company also granted RSUs to Flexiti employees who joined the Company upon the effective date of the acquisition, with grant-date fair value totaling approximately $8.1 million. Of that total, $4.0 million relates to RSU contingent consideration structured similar to the contingent cash consideration described above. All RSU grants to Flexiti employees will be ratably recognized as stock-based compensation over the requisite service period of two years. Refer to Note 6, "Share-based Compensation" for further information related to these RSUs.

The Company incurred costs related to this acquisition of $3.4 million that were recorded in Corporate, district and other expenses in the U.S. segment in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party at the time, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.
The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $2.6 million of operating expense during the six months ended June 30, 2021.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amounts acquired on January 3, 2020
Assets
Cash and cash equivalents	$3,360
Accounts receivable	465
Property and equipment	358
Intangible assets	1,101
Goodwill	14,791
Operating lease asset	235
Total assets	$20,310

Liabilities
Accounts payable and accrued liabilities	$2,264
Operating lease liabilities	235
Total liabilities	$2,499

Total cash consideration transferred	$17,811

Goodwill of $14.8 million represents the excess over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created through cost and process efficiencies in the collections process. The total estimated tax-deductible Goodwill as a result of this transaction is $15.4 million.

NOTE 17 – SHARE REPURCHASE PROGRAM

In May 2021, the Company's Board of Directors authorized a new share repurchase program for up to $50.0 million of its common stock. Under this program, the Company repurchased 104,487 shares of its common stock at an average price of $16.77 for a total cost of $1.8 million during the three and six months ended June 30, 2021. Refer to Note 19, "Subsequent Events" for repurchases during July 2021.

In February 2020, the Company's Board of Directors authorized a repurchase program for up to $25.0 million of its common stock. Due to uncertainty caused by COVID-19, the Board terminated the program on March 15, 2020, prior to any material purchases having been made.

In April 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of its common stock. The repurchase program, which commenced June 2019, was completed in February 2020. Under this program, the Company repurchased 3,614,541 shares of its common stock at an average price of $12.52 for a total cost of $45.2 million for the year ended December 31, 2019, and repurchased 455,255 shares of its common stock at an average price of $10.45 per share for the remaining consideration of $4.8 million during the six months ended June 30, 2020.

NOTE 18 – STORE CLOSURES

During the three months ended June 30, 2021, CURO closed or did not renew leases for 19 U.S. stores in Illinois (8), Oregon (2), Colorado (2), Washington (1) and Texas (6). CURO exited Illinois given the legislative changes that eliminated its product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
CURO incurred $5.8 million of total one-time charges associated with the second quarter U.S. store closures as follows:

(in thousands)	Three Months Ended June 30, 2021
Store closure costs
Severance and employee costs	$940
Lease termination costs	565
Net accelerated depreciation and write-off of ROU assets and lease liabilities	4,258
Total store closure costs (1)	$5,763
(1) All costs were recorded within "Corporate, district and other expenses" on the Statement of Operations and related to the U.S. reporting segment.

In July 2021, CURO established a plan to close an additional 30 U.S. stores. Refer to Note 19, "Subsequent Events" for further details regarding the third quarter 2021 store closures.

NOTE 19 – SUBSEQUENT EVENTS

7.50% Senior Secured Notes

On July 16, 2021, the Company priced its previously announced offering of 7.50% Senior Secured Notes, due 2028, and upsized the offering's aggregate principal amount from $700.0 million to $750.0 million. Closing is expected to occur to July 30, 2021. Interest on the 7.50% Senior Secured Notes is payable semiannually, in arrears, on February 1 and August 1, beginning February 1, 2022. The net proceeds from the sale of the 7.50% Senior Secured Notes will be used (i) to redeem the Company’s outstanding 8.25% Senior Secured Notes due 2025, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes.

July 2021 U.S. Store Rationalization

As part of the continuing evaluation of U.S. store performance in the first half of 2021, CURO made the decision in July 2021 to close an additional 30 U.S. stores in Texas (25), California (2), Louisiana (1), Nevada (1) and Tennessee (1). With these closures, the Company currently expects to incur $5.7 million of total one-time charges in the third quarter of 2021 consisting of (i) severance and employee costs of $2.5 million, (ii) lease termination costs of $0.9 million and (iii) net accelerated depreciation and write-off of ROU assets and liabilities of $2.3 million.

Share Repurchase Program

In July 2021, the Company repurchased 271,393 shares from July 1, 2021 through July 27, 2021 under the share repurchase program initiated in May 2021 as further discussed in Note 17, "Share Repurchase Program." The total value of shares repurchased was $4.5 million at an average price per share of $16.44.

Dividend

The Company's Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 19, 2021, to stockholders of record as of August 9, 2021.

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

Overview

We are a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime and prime consumers in the U.S. and Canada.

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

In the U.S., our stores operate under "Speedy Cash" and "Rapid Cash" and online under "Avio Credit" for Installment and Revolving LOC products. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our direct-lending stores are branded "Cash Money" and we offer "LendDirect" Installment and Revolving LOC loans online and at certain stores. As of July 27, 2021, our direct lending network consisted of 391 locations across 13 U.S. states and seven Canadian provinces and we offered our online services in 27 U.S. states and five Canadian provinces.

On March 10, 2021, we completed the acquisition of Flexiti, one of Canada's fastest-growing POS and BNPL lenders, offering customers flexible payment plans at retailers that sell big-ticket goods such as furniture, appliances, jewelry and electronics. Through Flexiti's award-winning BNPL platform, customers can be approved instantly to shop with their FlexitiCard®, accepted at nearly 6,600 locations, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to "—Recent Developments" below for additional information about the acquisition.

In April 2017, we first invested in Katapult, a privately owned lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. In December 2020, we announced that we were in a position to benefit from Katapult's announced merger with FinServ, a publicly traded SPAC. In June 2020, the Katapult and FinServ merger was completed, resulting in a new publicly traded company (NASDAQ: KPLT). Refer to "—Recent Developments," below, for details regarding the merger and the benefit recognized by us. The merger reduced our fully-diluted ownership in Katapult from 47.7% to its current 20.7%.

Recent Developments

Flexiti acquisition and growth. On March 10, 2021, we completed the acquisition of Flexiti in a transaction that included cash at closing of $86.5 million and contingent cash consideration of up to $32.8 million based on the achievement of revenue less NCOs and origination targets over the next two years. The Flexiti acquisition provides us capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances our long-term growth and financial and risk profiles, and allows us to access the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. We now reach consumers in Canada through all the ways they generally access credit, directly both in-store and online, via credit cards or at the POS.

Flexiti continued its historical growth trends as a result of gaining new merchant partners. On June 1, 2021, Flexiti signed a 10-year agreement to become the exclusive POS financing partner to LFL, Canada's largest home furnishings retailer. LFL operates over 300 stores in Canada under multiple banners including Leon's and The Brick. Flexiti estimates that the LFL POS relationship will generate over C$800 million in annual POS finance beginning mid-2022 when fully onboarded. Year over year, Flexiti's second quarter 2021 originations increased 117.8%, or C$56.2 million, to C$103.9 million, as it continued to pursue new merchant partnerships.

In conjunction with the acquisition, we guaranteed the obligations of Flexiti under its amended credit facility, which provides for C$500.0 million in total borrowing capacity of the following maximum amounts: C$421.0 million as the Class A revolving commitment and C$79.0 million as the Class B revolving commitment.

Katapult Investment. The Katapult and FinServ merger closed on June 9, 2021. As a result, we received cash of $146.9 million and Katapult (NASDAQ: KPLT) stock with a value of $192.0 million as of July 27, 2021. Our fully-diluted ownership of Katapult as of June 30, 2021 was 20.7%, which assumes full pay-out of the earn-out shares. Refer to our 2020 Form 10-K for additional information about the merger agreement and its benefits to us.

Store Closure. On July 13, 2021, we announced the closure of 49 U.S. stores in response to evolving customer channel preferences that were accelerated by the impacts of COVID-19. The store closures represent nearly 25% of the Company’s U.S. stores and, other than Illinois, reflect strategic consolidation of locations in dense local markets. CURO’s omni-channel platform allows customers to seamlessly transition online, to an adjacent store, or to contact centers, helping maximize the likelihood of retaining a large percentage of customers that had utilized the impacted stores.

During the second quarter of 2021, we closed or did not renew leases for 19 U.S. stores in Illinois (8), Oregon (2), Colorado (2), Washington (1) and Texas (6). We exited Illinois given the legislative changes that eliminated its product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability. During July 2021, we made the decision to close an additional 30 U.S. stores in Texas (25), California (2), Louisiana (1), Nevada (1) and Tennessee (1).

The store closure decisions followed an extensive evaluation that considered (i) comprehensive store-level score cards, (ii) market-level store density and the related addressable local market, (iii) the lingering and potential future COVID-19 impacts on store volume, traffic and profitability and (iv) continued migration of customer transactions toward the online channel. Of the stores closed in Texas in both quarters, 25 were from The Money Box acquisition in 2012. While historically successful, these stores did not have the high-profile, high-traffic advantages of our Speedy/Rapid Cash stores, so their profitability has declined more through COVID. All of the impacted stores are scheduled to be closed by the end of August 2021. Following these closures, we will operate 160 stores in the U.S. and 202 stores in Canada.

7.50% Senior Secured Notes. On July 16, 2021, we priced our previously announced offering of 7.50% Senior Secured Notes, due 2028, and upsized it from $700.0 million to $750.0 million aggregate principal amount. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1 of each year, beginning February 1, 2022. The net proceeds from the sale of the notes will be used (i) to redeem the Company’s outstanding 8.25% Senior Secured Notes due 2025, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes. The closing of the 7.50% Senior Secured Notes offering is expected on July 30, 2021.

Continuing Impact of COVID-19. From the second quarter of 2020 through the first quarter of 2021, we experienced lower customer demand, good credit performance, increased or accelerated repayments and favorable payment trends as customers were aided by government stimulus programs while periodically enduring pandemic lockdowns (collectively "COVID-19 Impacts"). Second quarter of 2021 was impacted less by COVID-19 Impacts but was still affected by loan demand in the U.S. lower than pre-COVID-19 levels and additional pandemic lockdowns in Canada. Refer to our 2020 Form 10-K for additional information regarding the impact of COVID-19 and the actions we took to mitigate them, our designation as an essential financial service, and our Customer Care Program which provides various forms of relief to our customers during the pandemic. As these programs wind down, U.S. Company Owned loan balances have stabilized entering the second quarter of 2021 with them modestly increasing from $185.8 million for the period ending March 31, 2021 to $186.5 million for the period ending June 30, 2021. While NCOs have increased sequentially for total U.S. Company Owned gross loans receivable, they remain at low levels relative to most periods in 2020, with the exception of the second quarter of 2020, and prior to the onset of COVID-19.

In Canada, despite new lockdown mandates and recent resurgences, both Canada Direct Lending gross loans receivable and Canada POS Lending gross loans receivable grew 5.1% and 9.9%, sequentially, while the NCO rate for Canada Direct Lending and the past due rate for both Canadian segments decreased sequentially. The NCO rate for Canada POS Lending was 0.7%.

Verge Credit. We launched Verge installment loans, originated by Stride Bank, in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, Stride informed us in the first quarter of 2021 that it plans to focus on near-prime loans as they represent a larger addressable market and offer greater opportunity to scale. As a result, Stride discontinued new Verge Credit loans in April 2021. Verge loan balances totaled $21.5 million as of June

30, 2021. We expect an orderly run-off of these balances over the next 21 months. We continue to maintain various relationships with Stride and are working together to develop additional products that meet customer needs.

Revenue by Product and Segment and Related Loan Portfolio Performance

Consolidated Revenue by Product and Segment

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Three Months Ended
	June 30, 2021					June 30, 2020
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 24,091	$ 37,450	$ 6,495	$ 68,036	36.3%	$ 30,917	$ 25,819	$ —	$ 56,736	31.1%
Installment	90,826	10,541	—	101,367	54.0%	102,861	9,701	—	112,562	61.7%
Ancillary	3,877	13,889	524	18,290	9.7%	3,542	9,669	—	13,211	7.2%
Total revenue	$ 118,794	$ 61,880	$ 7,019	$ 187,693	100.0%	$ 137,320	$ 45,189	$ —	$ 182,509	100.0%

During the three months ended June 30, 2021, total revenue increased $5.2 million, or 2.8%, to $187.7 million, compared to the prior-year period. The year-over-year increase was primarily due to an increase in Canada Direct Lending revenue of $16.7 million, or 36.9%, and $7.0 million of Canada POS Lending revenue from a full post-acquisition quarter for Flexiti. This increase was partially offset by a decrease in U.S. revenue of $18.5 million, or 13.5%.

Canada POS Lending revenue includes MDR, which is recognized over the life of the underlying loan term. The Flexiti gross acquired loan portfolio ("Acquired Portfolio"), prior to the fair value discount recorded as a result of purchase accounting, was $208.6 million as of March 10, 2021 (date of acquisition). The Acquired Portfolio was remeasured at fair value of $196.1 million as of the date of acquisition. The fair value discount is based on estimated future net cash flows and is recognized in net revenue over the expected life of the Acquired Portfolio (approximately 12 months). This amortization resulted in an increase in revenue and an increase in loan loss provision of $1.6 million and $1.5 million, respectively, for the three months ended June 30, 2021. The Acquired Portfolio also included $14.1 million of unearned MDR, annual and administrative fees, which are recognized over the expected life of the Acquired Portfolio. Since those unrecognized amounts do not represent future cash flows from the Acquired Portfolio, the unearned MDR, annual and administrative fees were not included in the opening balance sheet as of March 10, 2021, and thus, are not amortized to revenue for the Acquired Portfolio. For the second quarter of 2021, Canada POS Lending revenue and net revenue was lower by $5.6 million and $5.5 million, respectively, ("acquisition-related adjustments") compared to what would have been reported if the unearned MDR and fees had been recognized over the expected life of the Acquired Portfolio. To assist users of our financial statements in analyzing the expected future performance of the Flexiti loan portfolio (for example, expected yields for loans originated post-acquisition) and earnings, we have provided results with and without these acquisition-related adjustments. See "Reconciliation of Net Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share" for additional detail. The acquisition-related adjustments will decline each quarter with the Acquired Portfolio and will be fully amortized by the second quarter of 2022.

From a product perspective, Revolving LOC revenue for the three months ended June 30, 2021 increased $11.3 million, or 19.9%, year over year, primarily driven by growth in Canada Direct Lending revenue of $11.6 million, or 45.0%, and Canada POS lending of $6.5 million, partially offset by a decline in U.S. revenue of $6.8 million, or 22.1%. Excluding the effects of the Virginia runoff portfolio, U.S. Revolving LOC revenue decreased $0.3 million, or 1.3% for the three months ended June 30, 2021 compared to the prior-year period.

For the three months ended June 30, 2021, Installment revenue decreased $11.2 million, or 9.9%, compared to the prior-year period. Excluding the effects of the impacted California Installment loan portfolios, U.S. Installment revenue decreased $0.5 million, or 0.6%.

Ancillary revenue increased $5.1 million, or 38.4% versus the prior-year period, primarily due to the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Six Months Ended
	June 30, 2021					June 30, 2020
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 51,014	$ 71,818	$ 7,939	$ 130,771	34.0%	$ 72,907	$ 54,811	$ —	$ 127,718	27.6%
Installment	196,767	20,988	—	217,755	56.7%	278,130	28,284	—	306,414	66.1%
Ancillary	7,505	27,514	699	35,718	9.3%	8,051	21,132	—	29,183	6.3%
Total revenue	$ 255,286	$ 120,320	$ 8,638	$ 384,244	100.0%	$ 359,088	$ 104,227	$ —	$ 463,315	100.0%

Year-over-year comparisons were also influenced by COVID-19 Impacts. For the six months ended June 30, 2021, total revenue declined $79.1 million, or 17.1%, to $384.2 million, compared to the prior year. Geographically, U.S. revenues declined 28.9% while Canada Direct Lending revenues increased 15.4% due to the continued popularity and growth of Revolving LOC loans in Canada. For the six months ended June 30, 2021, Canada POS Lending revenue was $8.6 million, which included a $4.0 million reduction related to acquisition-related adjustments for the period.

From a product perspective, Revolving LOC revenues increased $3.1 million, or 2.4%, compared to the prior year, primarily due to growth in Canada Direct Lending revenue of $17.0 million, or 31.0%, and Canada POS Lending of $7.9 million, partially offset by declines in U.S. revenue of $21.9 million, or 30.0%. Excluding the effects of the Virginia runoff portfolio, U.S. Revolving LOC revenue decreased $7.2 million, or 13.7%, for the six months ended June 30, 2021 compared to the prior-year period.

For the six months ended June 30, 2021, Installment revenues decreased $88.7 million, or 28.9%, compared to the prior year. Excluding the effects of the impacted California Installment loan portfolios, Installment revenue decreased 23.1%.

Ancillary revenues increased $6.5 million, or 22.4%, versus the prior year from the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

The following table presents online revenue and online transaction compositions, including CSO fees, of the products and services that we currently offer within the U.S. and Canada Direct Lending segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Online revenue as a percentage of consolidated revenue	47.6%	47.1%	49.3%	47.3%
Online transactions as a percentage of consolidated transactions	58.3%	57.6%	60.1%	51.8%

Online revenue as a percentage of consolidated revenue increased during the three and six months ended June 30, 2021 due to COVID-19 Impacts and the resulting transition of customers using our online channel which allows for a safe and contactless option.

Consolidated Loans Receivable

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in the unaudited Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in thousands, unaudited):

	As of
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Company Owned gross loans receivable	$769,228	$731,014	$553,722	$497,442	$456,512
Gross loans receivable Guaranteed by the Company	37,093	32,439	44,105	39,768	34,092
Gross combined loans receivable (1)	$806,321	$763,453	$597,827	$537,210	$490,604
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable increased $315.7 million, or 64.4%, to $806.3 million as of June 30, 2021, from $490.6 million as of June 30, 2020. The increase was driven by Canada Direct Lending growth of $104.5 million, or 40.7%, and Canada POS Lending gross loans receivables of $221.5 million. Excluding Flexiti loan balances, gross combined loans receivable increased $94.3 million, or 19.2%, year over year. U.S. gross combined loans receivable declined $10.2 million, or 4.4%, due to (i) COVID-19 Impacts, (ii) the runoff of California Installment and Virginia Revolving LOC loans as a result of regulatory impacts, and (iii) additional government stimulus in the first half of 2021. Excluding the California and Virginia runoff portfolios, U.S. gross combined loans receivable grew 24.2%.

Sequentially, gross combined loans receivable increased $42.9 million, or 5.6%, as markets continued to reopen and consumer demand increased. Geographically, U.S. and Canada grew sequentially by 2.5% and 6.9%, respectively, primarily driven by Canada POS Lending growth of $19.9 million, or 9.9% and Canada Direct Lending Revolving LOC growth of $18.4 million, or 5.8%. Gross combined loans receivable performance by product is described further in the following sections.

Consolidated Results of Operations

Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 187,693	$ 182,509	$ 5,184	2.8%	$ 384,244	$ 463,315	($ 79,071)	(17.1)%
Provision for losses	45,165	50,693	(5,528)	(10.9)%	81,310	164,229	(82,919)	(50.5)%
Net revenue	142,528	131,816	10,712	8.1%	302,934	299,086	3,848	1.3%
Advertising	7,043	5,750	1,293	22.5%	15,127	17,969	(2,842)	(15.8)%
Non-advertising costs of providing services	50,834	49,567	1,267	2.6%	101,144	104,919	(3,775)	(3.6)%
Total cost of providing services	57,877	55,317	2,560	4.6%	116,271	122,888	(6,617)	(5.4)%
Gross margin	84,651	76,499	8,152	10.7%	186,663	176,198	10,465	5.9%
Operating expense (income)
Corporate, district and other expenses	59,621	36,781	22,840	62.1%	108,461	79,588	28,873	36.3%
Interest expense	23,440	18,311	5,129	28.0%	42,979	35,635	7,344	20.6%
(Income) loss from equity method investment	(1,712)	(741)	(971)	#	(2,258)	877	(3,135)	#
Gain on equity method investment	(135,387)	—	(135,387)	#	(135,387)	—	(135,387)	#
Total operating (income) expense	(54,038)	54,351	(108,389)	#	13,795	116,100	(102,305)	(88.1)%
Income from continuing operations before income taxes	138,689	22,148	116,541	#	172,868	60,098	112,770	#
Provision for income taxes	34,172	1,068	33,104	#	42,616	3,005	39,611	#
Net income from continuing operations	104,517	21,080	83,437	#	130,252	57,093	73,159	#
Net income from discontinued operations, net of tax	—	993	(993)	#	—	1,285	(1,285)	#
Net income	$ 104,517	$ 22,073	$ 82,444	#	$ 130,252	$ 58,378	$ 71,874	#
# - Variance greater than 100% or not meaningful

For the Three Months Ended March 31, 2021 and 2020

Revenue and Net Revenue
Revenue increased $5.2 million, or 2.8%, to $187.7 million for the three months ended June 30, 2021, from $182.5 million for the three months ended June 30, 2020, due to an increase in Canada Direct Lending revenues of $16.7 million, or 36.9% ($9.6 million, or 21.4% on a constant currency basis), and $7.0 million of Canada POS Lending revenue from a full-post acquisition quarter for Flexiti, partially offset by a decrease in U.S. revenues of $18.5 million, or 13.5%. Excluding the impacted California and Virginia loans, total revenue increased $23.4 million, or 15.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Provision for losses decreased by $5.5 million, or 10.9%, for the three months ended June 30, 2021 compared to the prior-year period. The decrease in provision for loan losses was due to (i) relative sequential change in loan balances, (ii) favorable adjustments to allowance coverage from continued improved credit quality, and (iii) significantly improved NCO rates year over year in both U.S. and Canada, as discussed in more detail in the "Segment Analysis" sections.

Cost of Providing Services

Advertising costs increased $1.3 million, or 22.5%, year over year in response to product demand changes during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Quarter-over-quarter application volume and quality improved this quarter as the prior-year quarter was influenced by April 2020 government stimulus and pandemic-induced lockdowns.

Non-advertising costs of providing services increased $1.3 million, or 2.6%, to $50.8 million in the three months ended June 30, 2021, compared to $49.6 million in the three months ended June 30, 2020. The increase was due to (i) volume-driven variable costs, such as underwriting data and financial services fees, (ii) timing and level of performance-based variable compensation and (iii) severance costs as described below in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA." These increases were partially offset by lower store operating costs and collection costs.

Corporate, District and Other Expenses

Corporate, district and other expenses were $59.6 million for the three months ended June 30, 2021, an increase of $22.8 million, or 62.1%, compared to the three months ended June 30, 2020. The year-over-year increase was primarily due to (i) $5.8 million of restructuring costs as described below in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA," (ii) $3.2 million of transaction costs related to the merger of Katapult and FinServ and the Flexiti acquisition also described previously, (iii) $9.9 million of Flexiti operating expenses and (iv) the timing and extent of performance-based variable compensation compared to the prior-year period. Refer to the "Segment Analysis" sections below for further details.

Equity Method Investment

Refer to the "Katapult Update for the Three and Six Months Ended June 30, 2021 and 2020" below for details.

Interest Expense

Interest expense for the three months ended June 30, 2021 increased $5.1 million, or 28.0%, primarily due to interest on debt acquired with the acquisition of Flexiti, and modestly higher year-over-year non-recourse borrowings in the U.S.

Provision for Income Taxes

The effective income tax rate for the three months ended June 30, 2021 was 24.6%. The effective income tax rate was lower compared to the federal and state/provincial statutory rates of approximately 26%, primarily as a result of proportionally more income in lower rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million. The transaction resulted in (i) a current cash tax liability related to the $146.9 million cash consideration and (ii) a deferred tax asset related to the recognized tax gain over book gain, combined with the release of the valuation allowance established prior to the gain. The effective income tax rate of adjusted tax expense included in the Adjusted Net Income for the three months ended June 30, 2021 was 18.6%.

For the Six Months Ended June 30, 2021 and 2020

Revenue and Net Revenue

Revenue decreased $79.1 million, or 17.1%, to $384.2 million for the six months ended June 30, 2021 from $463.3 million for the six months ended June 30, 2020, as a result of the declines in combined gross loans receivables in the U.S. from COVID-19 Impacts, partially offset by growth in Canada Direct Lending and the addition of Canada POS Lending as discussed previously. Year over year, U.S. revenue decreased 28.9%. Excluding the impacted California and Virginia loans, U.S. revenue decreased 20.7% for the six months ended June 30, 2021 compared to the prior-year period. Canada Direct Lending revenue increased 15.4% (5.6% on a constant-currency basis) as a result of growth in Revolving LOC loans. For the six months ended June 30, 2021, we also recognized $8.6 million of Canada POS Lending revenue, which included a $4.0 million reduction related to acquisition-related adjustments for the period.

Provision for losses decreased by $82.9 million, or 50.5%, for the six months ended June 30, 2021 compared to the prior year. The decrease in provision for loan losses was primarily due to (i) relative sequential change in loan balances, (ii) favorable adjustments to allowance coverage from continued improved credit quality, and (iii) improved NCO rates in both the U.S. and Canada as discussed in "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections.

Cost of Providing Services

Advertising costs decreased $2.8 million, or 15.8%, year over year, influenced by COVID-19 Impacts. Year over year, application volume and quality improved in the second quarter of 2021 while the second quarter of 2020 and first quarter of 2021 were influenced by U.S. government stimulus and pandemic-induced lockdowns.

Non-advertising costs of providing services decreased $3.8 million, or 3.6%, to $101.1 million in the six months ended June 30, 2021, compared to $104.9 million in the six months ended June 30, 2020. The decrease was primarily driven by lower collection costs resulting from stimulus-related pay-downs and lower variable costs as a result of lower demand in the U.S., partially offset by timing and level of performance-based variable compensation.

Corporate, District and Other Expenses

Corporate, district and other expenses were $108.5 million for the six months ended June 30, 2021, an increase of $28.9 million, or 36.3%, compared to the six months ended June 30, 2020. The year-over-year increase was primarily due to (i) $ 5.8 million of restructuring costs as described below in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA," (ii) $ 6.3 million of transaction costs related to the merger of Katapult and FinServ and the acquisition of Flexiti also as described previously, and (iii) $12.5 million of Flexiti operating expenses post-closing. Excluding these costs, comparable corporate, district and other expenses increased $4.3 million, or 5.4% year over year, primarily due to the timing and level of performance-based variable compensation compared to the prior-year period. Refer to the "Segment Analysis" sections below for further details.

Equity Method Investment

Refer to the "Katapult Update for the Three and Six Months Ended June 30, 2021 and 2020" below for details.

Interest Expense

Interest expense for the six months ended June 30, 2021 increased $7.3 million, or 20.6%, primarily due to interest on debt acquired with the acquisition of Flexiti, and modestly higher year-over-year non-recourse borrowings in the U.S.

Provision for Income Taxes

The effective income tax rate for the six months ended June 30, 2021 was 24.7%. The effective income tax rate was lower compared to the federal and state/provincial statutory rates of approximately 26%, primarily as a result of proportionally more income in lower rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million. The transaction resulted in (i) a current cash tax liability related to the $146.9 million cash consideration and (ii) a deferred tax asset related to the recognized tax gain over book gain, combined with the release of the valuation allowance established prior to the gain. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the six months ended June 30, 2021 was 23.1%.

Katapult Update for the Three and Six Months Ended June 30, 2021 and 2020

Katapult is accounted for using the equity method of accounting and is included in "Investments in Katapult" on the unaudited Condensed Consolidated Balance Sheet. Our share of Katapult's earnings was $1.7 million for the three months ended June 30, 2021 and $2.3 million for the six months ended June 30, 2021. We recognize our share of Katapult’s earnings on a one-quarter lag.

The Katapult and FinServ merger closed in June 2021. As part of the merger, we received cash consideration of $146.9 million and retained ownership through shares after the merger. Based on market prices as of July 27, 2021, the total market value of the retained shares is $192.0 million. As of June 30, 2021, our total cash investment in Katapult is $27.5 million. After closing of the merger, we now maintain a 20.7% fully diluted ownership in the newly formed public company. Refer to Note 8, Fair Value Measurements, for additional details.

Segment Analysis

Following our acquisition of Flexiti on March 10, 2021, and beginning in the first quarter of 2021, we report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending. Following is a summary of portfolio performance and results of operations for the segment and period indicated.

U.S. Portfolio Performance

(in thousands, except percentages)	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Gross combined loans receivable (1)
Revolving LOC	$ 47,277	$ 43,387	$ 55,561	$ 56,727	$ 53,239
Installment loans - Company Owned	139,234	142,396	167,890	148,569	146,495
Total U.S. Company Owned gross loans receivable	186,511	185,783	223,451	205,296	199,734
Installment loans - Guaranteed by the Company (2)	37,093	32,439	44,105	39,768	34,092
Total U.S. gross combined loans receivable (1)	$ 223,604	$ 218,222	$ 267,556	$ 245,064	$ 233,826

Lending Revenue:
Revolving LOC	$ 24,091	$ 26,923	$ 31,111	$ 30,431	$ 30,917
Installment loans - Company Owned	55,918	64,516	68,927	62,215	65,104
Installment loans - Guaranteed by the Company (2)	34,908	41,425	42,972	36,731	37,757

(in thousands, except percentages)	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Total U.S. lending revenue	$ 114,917	$ 132,864	$ 143,010	$ 129,377	$ 133,778

Lending Provision:
Revolving LOC	$ 6,621	$ 5,039	$ 11,583	$ 11,904	$ 11,984
Installment loans - Company Owned	14,048	11,159	24,629	16,259	17,550
Installment loans - Guaranteed by the Company (2)	12,583	9,648	22,621	14,936	11,713
Total U.S. lending provision	$ 33,252	$ 25,846	$ 58,833	$ 43,099	$ 41,247

Lending Net Revenue
Revolving LOC	$ 17,470	$ 21,884	$ 19,528	$ 18,527	$ 18,933
Installment loans - Company Owned	41,870	53,357	44,298	45,956	47,554
Installment loans - Guaranteed by the Company (2)	22,325	31,777	20,351	21,795	26,044
Total U.S. lending net revenue	$ 81,665	$ 107,018	$ 84,177	$ 86,278	$ 92,531

NCOs
Revolving LOC	$ 7,271	$ 9,904	$ 12,500	$ 10,595	$ 20,090
Installment loans - Company Owned	18,617	17,313	19,620	16,758	29,905
Installment loans - Guaranteed by the Company (2)	12,044	12,150	21,590	13,902	15,738
Total U.S. NCOs	$ 37,932	$ 39,367	$ 53,710	$ 41,255	$ 65,733

NCO rate (3)
Revolving LOC	16.0%	20.0%	22.3%	19.3%	31.7%
Installment loans - Company Owned	13.2%	11.2%	12.4%	11.4%	16.6%
Total U.S. Company Owned NCO rate	13.9%	13.3%	15.0%	13.5%	20.5%
Installment loans - Guaranteed by the Company (2)	34.6%	31.7%	51.5%	37.6%	35.0%
Total U.S. NCO rate	17.2%	16.2%	21.0%	17.2%	22.8%

ALL and CSO Liability for Losses (4)
Revolving LOC	$ 13,669	$ 14,319	$ 19,185	$ 20,101	$ 18,793
Installment loans - Company Owned	21,246	25,815	31,971	26,961	27,112
Installment loans - Guaranteed by the Company (2)	5,265	4,727	7,228	6,198	5,164

(in thousands, except percentages)	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Total U.S. ALL and CSO Liability for Losses	$ 40,180	$ 44,861	$ 58,384	$ 53,260	$ 51,069

ALL and CSO Liability for Losses rate (5)
Revolving LOC	28.9%	33.0%	34.5%	35.4%	35.3%
Installment loans - Company Owned	15.3%	18.1%	19.0%	18.1%	18.5%
Total U.S. Company Owned ALL rate	18.7%	21.6%	22.9%	22.9%	23.0%
Installment loans - Guaranteed by the Company (2)	14.2%	14.6%	16.4%	15.6%	15.1%
Total ALL and CSO Liability for Losses rate	18.0%	20.6%	21.8%	21.7%	21.8%

Past-due rate (5)
Revolving LOC	26.6%	26.3%	30.7%	27.9%	26.6%
Installment loans - Company Owned	18.7%	18.0%	19.0%	16.6%	17.6%
Total U.S. Company Owned past-due rate	20.7%	19.9%	21.9%	19.8%	20.0%

Installment loans - Guaranteed by the Company (2)	17.4%	12.8%	14.1%	15.4%	12.1%

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

U.S. Net Revenue

U.S. revenues decreased by $18.5 million, or 13.5%, to $118.8 million, compared to the prior-year period for the three months ended June 30, 2021, primarily as a result of the COVID-19 impacts on gross combined loans receivable and the runoff of California Installment and Virginia Revolving LOC loans due to regulatory changes. See the loan performance discussions below for further details.

The provision for losses decreased $7.9 million, or 19.0%, primarily as a result of (i) relative sequential change in loan balances, (ii) favorable adjustments to allowance coverage from continued improved credit quality and (iii) improved NCO rates year over year. U.S. NCOs, including loans Guaranteed by the Company, decreased by $27.8 million, or 42.3% year over year, and $1.4 million, or 3.6%, sequentially. For the three months ended June 30, 2021, U.S. NCO rate improved 550 bps, or 24.5% year over year, and increased 100 bps, or 5.9%, sequentially.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of June 30, 2021 decreased $6.0 million, or 11.2%, compared to the prior year, resulting in a related revenue decrease of $6.8 million, or 22.1%, primarily due to the runoff of Virginia Revolving LOC loans. Excluding the impacted Virginia loans, U.S. Revolving LOC gross loans receivable increased $4.9 million or 12.8%, year over year. The Revolving LOC allowance coverage decreased year over year from 35.3% to 28.9% for the three months ended June 30, 2021. The decrease was due to sustained favorable past-due rates and improved NCO trends. For the three months ended June 30, 2021, NCO rates improved from 31.7% to 16.0% year over year and from 20.0% to 16.0% sequentially.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of June 30, 2021 decreased $7.3 million, or 5.0%, and revenue decreased $9.2 million, or 14.1%, compared to the prior year, primarily due to COVID-19 Impacts and regulatory changes in California, effective January 1, 2020 that affected Installment products. Excluding the impacted California loans, U.S. Installment loans increased $30.9 million, or 35.1%, year over year, and related revenue increased $2.4 million, or 5.0%. The Installment loans allowance coverage decreased from 18.5% in the prior year to 15.3% as of June 30, 2021, largely due to sustained favorable trends in NCOs, which improved year over year by 335 bps. Sequentially, allowance coverage decreased from 18.1% to 15.3% primarily from a decline in TDR loans as a percentage of total gross loans receivable and the runoff of Verge Installment loans.

We launched Verge installment loans originated by Stride Bank in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, Stride informed us in the first quarter of 2021 that it plans to focus on near-prime loans as they represent a larger addressable market and offer greater opportunity to scale. As a result, Stride discontinued new Verge Credit loans in April 2021. Verge loan balances totaled $21.5 million as of June 30, 2021. We expect an orderly run-off of these balances over the next 21 months. We continue to maintain various relationships with Stride and are working together to develop additional products that meet customer needs.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company increased $3.0 million, or 8.8%, year over year. The allowance coverage decreased 95 bps year over year due to sustained favorable NCO and past-due rates as a result of government stimulus-related pay-downs. Sequentially, allowance coverage declined from 14.6% to 14.2% for the three months ended June 30, 2021, primarily from a decline in TDR loans as a percentage of total gross loans receivable.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 118,794	$ 137,320	($ 18,526)	(13.5)%	$ 255,286	$ 359,088	($ 103,802)	(28.9)%
Provision for losses	33,622	41,530	(7,908)	(19.0)%	59,678	127,571	(67,893)	(53.2)%
Net revenue	85,172	95,790	(10,618)	(11.1)%	195,608	231,517	(35,909)	(15.5)%
Advertising	6,089	5,269	820	15.6%	13,230	16,214	(2,984)	(18.4)%
Non-advertising costs of providing services	31,837	33,661	(1,824)	(5.4)%	63,992	70,903	(6,911)	(9.7)%
Total cost of providing services	37,926	38,930	(1,004)	(2.6)%	77,222	87,117	(9,895)	(11.4)%
Gross margin	47,246	56,860	(9,614)	(16.9)%	118,386	144,400	(26,014)	(18.0)%
Corporate, district and other expenses	43,730	29,631	14,099	47.6%	84,327	67,281	17,046	25.3%
Interest expense	17,338	16,113	1,225	7.6%	33,696	30,959	2,737	8.8%
(Income) loss from equity method investment	(1,712)	(741)	(971)	#	(2,258)	877	(3,135)	#
Gain from equity method investment	(135,387)	—	(135,387)	#	(135,387)	—	(135,387)	#
Total operating expense	(76,031)	45,003	(121,034)	#	(19,622)	99,117	(118,739)	#
Segment operating income	123,277	11,857	111,420	#	138,008	45,283	92,725	#
Interest expense	17,338	16,113	1,225	7.6%	33,696	30,959	2,737	8.8%
Depreciation and amortization	3,008	3,309	(301)	(9.1)%	6,134	6,686	(552)	(8.3)%
EBITDA (1)	143,623	31,279	112,344	#	177,838	82,928	94,910	#
Restructuring costs	5,763	—	5,763		5,763	—	5,763
Legal and other costs	—	847	(847)		—	1,750	(1,750)
(Income) loss from equity method investment	(1,712)	(741)	(971)		(2,258)	877	(3,135)
Gain from equity method investment	(135,387)	—	(135,387)		(135,387)	—	(135,387)
Transaction costs	3,181	91	3,090		6,341	337	6,004
Share-based compensation	3,467	3,310	157		6,150	6,504	(354)
Other adjustments	(159)	305	(464)		(405)	164	(569)
Adjusted EBITDA (1)	$ 18,776	$ 35,091	($ 16,315)	(46.5)%	$ 58,042	$ 92,560	($ 34,518)	(37.3)%
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the Three Months Ended June 30, 2021 and 2020

For a discussion of revenue, provision for losses and related gross combined loans receivables, see "U.S. Portfolio Performance," above.

Advertising costs increased $0.8 million, or 15.6%, year over year in response to product demand changes during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Quarter-over-quarter application volume and quality improved in this year's quarter after the prior-year quarter had been influenced by April 2020 government stimulus and pandemic-induced lockdowns.

Non-advertising costs of providing services for the three months ended June 30, 2021 were $31.8 million, a decrease of $1.8 million, or 5.4%, compared to $33.7 million for the three months ended June 30, 2020, primarily driven by lower store operating and collection costs year over year.

Corporate, district and other expenses were $43.7 million for the three months ended June 30, 2021, an increase of $14.1 million, or 47.6%, compared to the prior-year period. The year-over-year increase was primarily due to (i) $ 5.8 million of restructuring costs as described further below and in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA," (ii) $3.2 million of transaction costs related to the merger of Katapult and FinServ and the Flexiti acquisition also as described previously, and (iii) the timing and level of performance-based variable compensation compared to the prior-year period.

As previously described, we closed, or intend to close, 49 U.S. stores, 19 of which occurred in the second quarter, in response to evolving customer channel preferences that were accelerated by the impacts of COVID-19. The store closures represent nearly 25% of the Company’s U.S. stores and, other than Illinois, which were closed earlier in the year due to regulatory changes, reflect strategic consolidation of locations in dense local markets. As CURO’s omni-channel platform allows customers to transition seamlessly online, to an adjacent store, or to contact centers, this consolidation reduces annual operating costs by approximately $20 million, while providing our customers who used those impacted stores alternate ways to access our services.

The 19 U.S. stores closed during the second quarter of 2021 were in Illinois (8), Oregon (2), Colorado (2), Washington (1) and Texas (6) (“Q2 2021 U.S. Store Closures”). We exited Illinois given the legislative changes that eliminated our product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability. We incurred $5.8 million of total one-time charges associated with the Q2 2021 U.S. Store Closures consisting of (i) severance and employee costs of $0.9 million, (ii) lease termination costs of $0.6 million and (iii) net accelerated depreciation and write-off of ROU assets and liabilities of $4.3 million.

During July 2021, we announced the remaining 30 of the 49 U.S. stores were closing in Texas (25), California (2), Louisiana (1), Nevada (1) and Tennessee (1) (“Q3 2021 U.S. Store Closures”). In connection with the Q3 2021 U.S. Store Closures, we expect to incur $5.7 million of total one-time charges consisting of (i) severance and employee costs of $2.5 million, (ii) lease termination costs of $0.9 million and (iii) net accelerated depreciation and write-off of ROU assets and liabilities of $2.3 million. These costs will be reflected in the third quarter 2021 results.

The store closure decisions followed an extensive evaluation that considered (i) comprehensive store-level score cards, (ii) market-level store density and the related addressable local market, (iii) the lingering and potential future COVID-19 impacts on store volume, traffic and profitability and (iv) continued migration of customer transactions toward the online channel. Of the stores closed in Texas in both quarters, 25 were from The Money Box acquisition in 2012. While historically successful, these stores did not have the high-profile, high-traffic advantages of our Speedy/Rapid Cash stores, so their profitability has declined more through COVID. All of the impacted stores are scheduled to be closed by the end of August 2021. Following these closures, we will operate 160 stores in the U.S. and 201 stores in Canada.

U.S. interest expense for the three months ended June 30, 2021 increased $1.2 million, or 7.6%, primarily related to the Non-Recourse U.S. SPV Facility, which we entered into in April 2020.

As previously described, we recognize our share of Katapult’s income on a one-quarter lag. We recorded income of $1.7 million for the three months ended June 30, 2021. As a result of the merger between Katapult and FinServ, which closed during the second quarter of 2021, we recorded an additional gain of $135.4 million for the three months ended June 30, 2021, which represents cash we received, net of the basis of our investment in Katapult.

U.S. Segment Results - For the Six Months Ended June 30, 2021 and 2020

U.S. revenues decreased $103.8 million, or 28.9%, compared to the prior-year period for the six months ended June 30, 2021, as a result of decreases in combined gross loans receivable from COVID-19 impacts and the continued run-off of California Installment loans due to regulatory changes. Excluding the aforementioned impact of California Installment and Virginia Revolving LOC loan runoff, U.S. revenues decreased $61.1 million, or 20.7%.

The provision for losses decreased $67.9 million, or 53.2%, for the six months ended June 30, 2021, compared to the prior-year period, primarily as a result of (i) relative sequential change in loan balances, (ii) favorable adjustments to allowance coverage from continued improved credit quality, and (iii) improved NCO rates year over year.

Non-advertising costs of providing services for the six months ended June 30, 2021 were $64.0 million, a decrease of $6.9 million, or 9.7%, compared to $70.9 million for the six months ended June 30, 2020. The decrease was primarily driven by lower collection costs resulting from stimulus-related pay-downs and lower variable costs as a result of lower demand, partially offset by higher performance-based variable compensation.

Advertising costs were $13.2 million for the six months ended June 30, 2021, a decrease of $3.0 million, or 18.4%, compared to the prior-year period as the full effect of COVID-19 did not impact our advertising spend until the second quarter of 2020.

Corporate, district and other expenses were $84.3 million for the six months ended June 30, 2021, an increase of $17.0 million, or 25.3%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, as described in our Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA, Non-GAAP Measures above, corporate, district and other costs included (i) $6.3 million of transaction costs (ii) $6.2 million of share-based compensation costs, and (iii) $5.8 million of restructuring costs. For the six months ended June 30, 2020, corporate, district and other expenses included (i) $1.8 million of legal and other costs and (ii) share-based compensation costs of $6.5 million. Excluding these items, comparable corporate, district and other expenses increased $7.0 million year over year, primarily due to the timing and level of performance-based variable compensation, partially offset by certain cost reductions, including work-from-home initiatives, to manage COVID-19 Impacts for the six months ended June 30, 2021.

As previously described, we recognize our share of Katapult’s income on a one-quarter lag and recorded income of $2.3 million for the six months ended June 30, 2021. As a result of the merger between Katapult and FinServ, which closed during the second quarter of 2021, we recorded an additional gain of $135.4 million as of June 30, 2021, which represents cash we received, net of the basis of our investment in Katapult.

U.S. interest expense for the six months ended June 30, 2021 increased $2.7 million, or 8.8%, as a result of higher borrowings year-over-year, including the new Non-Recourse U.S. SPV Facility, which we entered into in April 2020.

Canada Direct Lending and Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020
Gross loans receivable
Canada Direct Lending Revolving LOC	$ 337,700	$ 319,307	$ 303,323	$ 265,507	$ 231,917
Canada Direct Lending Installment loans	23,564	24,385	26,948	26,639	24,861
Total Canada Direct Lending gross loans receivable	$ 361,264	$ 343,692	$ 330,271	$ 292,146	$ 256,778

Total Canada POS Lending gross loans receivable	$ 221,500	$ 201	$ —	$ —	$ —

Lending Revenue:
Canada Direct Lending Revolving LOC	$ 37,450	$ 34,368	$ 31,962	$ 28,280	$ 25,819
Canada Direct Lending Installment loans	10,541	10,447	11,106	10,238	9,701
Total Canada Direct Lending - lending revenue	$ 47,991	$ 44,815	$ 43,068	$ 38,518	$ 35,520

Canada POS Lending - lending revenue	$ 6,495	$ 1,383	$ —	$ —	$ —

Lending Provision:
Canada Direct Lending Revolving LOC	$ 7,066	$ 7,909	$ 8,679	$ 9,751	$ 9,357
Canada Direct Lending Installment loans	1,438	1,234	1,972	1,426	(263)
Total Canada Direct Lending - lending provision	$ 8,504	$ 9,143	$ 10,651	$ 11,177	$ 9,094

Canada POS Lending - lending provision	$ 2,986	$ 855	$ —	$ —	$ —

Lending Net Revenue
Canada Direct Lending Revolving LOC	$ 30,384	$ 26,459	$ 23,283	$ 18,529	$ 16,462
Canada Direct Lending Installment loans	9,103	9,213	9,134	8,812	9,964
Total Canada Direct Lending - lending net revenue	$ 39,487	$ 35,672	$ 32,417	$ 27,341	$ 26,426

(in thousands, except percentages)	Q2 2021	Q1 2021	Q4 2020	Q3 2020	Q2 2020

Canada POS Lending - lending net revenue	$ 3,509	$ 528	$ —	$ —	$ —

NCOs
Canada Direct Lending Revolving LOC	$ 10,838	$ 11,097	$ 8,907	$ 7,568	$ 11,594
Canada Direct Lending Installment loans	1,513	1,669	2,060	1,289	1,393
Total Canada Direct Lending NCOs	$ 12,351	$ 12,766	$ 10,967	$ 8,857	$ 12,987

Canada POS Lending NCOs (1)	$ 1,509	$ 213	$ —	$ —	$ —

NCO rate (2)
Canada Direct Lending Revolving LOC	3.3%	3.6%	3.1%	3.0%	4.9%
Canada Direct Lending Installment loans	6.3%	6.5%	7.7%	5.0%	4.6%
Total Canada Direct Lending NCO rate	3.5%	3.8%	3.5%	3.2%	4.9%

Canada POS Lending NCO rate	0.7%	NM (3)	—%	—%	—%

ALL (4)
Canada Direct Lending Revolving LOC	$ 26,602	$ 29,916	$ 32,773	$ 31,316	$ 28,526
Canada Direct Lending Installment loans	1,767	1,819	2,233	2,204	2,024
Total Canada Direct Lending ALL	$ 28,369	$ 31,735	$ 35,006	$ 33,520	$ 30,550

Canada POS Lending ALL (5)	$ 4,577	$ 519	$ —	$ —	$ —

ALL rate (6)
Canada Direct Lending Revolving LOC	7.9%	9.4%	10.8%	11.8%	12.3%
Canada Direct Lending Installment loans	7.5%	7.5%	8.3%	8.3%	8.1%
Total Canada Direct Lending ALL rate	7.9%	9.2%	10.6%	11.5%	11.9%

Canada POS Lending ALL rate	2.1%	0.3%	—%	—%	—%

Past-due rate (6)
Canada Direct Lending Revolving LOC	5.8%	6.4%	6.8%	6.0%	7.3%
Canada Direct Lending Installment loans	2.3%	2.1%	2.1%	2.9%	3.7%
Total Canada Direct Lending past-due rate	5.5%	6.1%	6.4%	5.7%	7.0%

Canada POS Lending past-due rate	5.4%	5.7%	—%	—%	—%

(1) For the second quarter of 2021, NCO's presented above include $2.4 million of NCO's related to the fair value discount, which are excluded from provision.
(2) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(3) Not material or not meaningful.
(4) We report ALL as a contra-asset reducing gross loans receivable on the Condensed Consolidated Balance Sheets.
(5) Loans originated pre-acquisition have been adjusted to fair value at the acquisition date and included estimates of future losses. The ALL represents estimated incurred losses for loans originated after acquisition plus incurred losses for acquired loans in excess of the remaining fair value discount.
(6) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

Canada Direct Lending Net Revenue

Canada Direct Lending revenue increased year over year by $16.7 million, or 36.9%, ($9.6 million, or 21.4%, on a constant-currency basis), for the three months ended June 30, 2021, due to the continued popularity and growth of Revolving LOC loans in Canada. Sequentially, Canada Direct Lending revenue increased $3.4 million, or 5.9%, driven by increases in Revolving LOC and ancillary revenue, partially offset by a decrease in Installment revenue.

The provision for losses decreased $0.6 million, or 6.6% ($1.6 million, or 17.1%, on a constant-currency basis), to $8.6 million for the three months ended June 30, 2021, compared to $9.2 million in the prior-year period. The decrease in provision for loan losses was the result of lower NCOs and the related impact of changes in allowance coverage due to improved credit quality for Revolving LOC loans. As of June 30, 2021, allowance coverage decreased sequentially by 140 basis points, or 15.0%. On a quarterly basis, NCO rates improved approximately 140 bps, or 28.1%, year over year.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $105.8 million, or 45.6% ($75.1 million, or 32.4%, on a constant-currency basis) year over year and $18.4 million, or 5.8% ($14.0 million, or 4.4%, on a constant-currency basis) sequentially. Revolving LOC revenue increased $11.6 million, or 45.0%, year over year and $3.1 million, or 9.0%, sequentially ($7.4 million, or 28.5%, and $2.0 million, or 5.7%, respectively, on a constant-currency basis). The allowance coverage decreased year over year from 12.3% to 7.9% as of June 30, 2021 due to sustained favorable trends in NCOs and continued lower past-due balances as a percentage of total gross loans receivable. The year-over-year NCO rate and past-due rate for Revolving LOC gross loans receivable improved by 160 bps and 155 bps, respectively.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $0.8 million, or 8.7%, (and decreased $0.4 million, or 3.7%, on a constant-currency basis) year over year. Installment gross loans receivable decreased $1.3 million, or 5.2% ($3.4 million, or 13.8%, on a constant-currency basis) year over year. The decreases in Installment loans and related revenue were due to a continued shift to Revolving LOC loans, as well as COVID-19 related constraints on demand, particularly as related to store-driven Installment loans. The Installment allowance coverage decreased year over year from 8.1% to 7.5% as a result of favorable trends in past-due balances. The year-over-year past-due rate for Installment loans improved by 145 bps. Sequentially, Installment gross loans receivable decreased $0.8 million, or 3.4%, ($1.1 million, or 4.6%, on a constant-currency basis) and related revenue increased $0.1 million, or 0.9% (and decreased $0.2 million, or 1.9%, on a constant-currency basis).

Canada POS Lending Revolving LOC loan performance

Canada POS Lending Revolving LOC gross loans receivable as of June 30, 2021 was $221.5 million, including a discount of $8.9 million related to purchase accounting adjustments ($230.4 million prior to purchase accounting adjustments). For the three months ended June 30, 2021, Canada POS Lending revenue was $7.0 million, which included a $4.0 million reduction as a result of acquisition-related adjustments for the period. For a full discussion of the purchase accounting and acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" above. Revolving LOC gross loans receivable generally charge-off at 180 days past due. NCOs were $1.5 million for the three months ended June 30, 2021. The Canada Lending NCO and past-due rates for the quarter were 0.7% and 5.4%, respectively.

Originations for the three months ended June 30, 2021 were C$103.9 million, an increase of C$56.2 million, or 117.8%, from the prior-year period of C$47.7 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $19.9 million, or 9.9%.

Canada Direct Lending Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 61,880	$ 45,189	$ 16,691	36.9%	$ 120,320	$ 104,227	$ 16,093	15.4%
Provision for losses	8,556	9,163	(607)	(6.6)%	17,790	36,658	(18,868)	(51.5)%
Net revenue	53,324	36,026	17,298	48.0%	102,530	67,569	34,961	51.7%
Advertising	778	481	297	61.7%	1,682	1,755	(73)	(4.2)%
Non-advertising costs of providing services	18,683	15,906	2,777	17.5%	36,765	34,016	2,749	8.1%
Total cost of providing services	19,461	16,387	3,074	18.8%	38,447	35,771	2,676	7.5%
Gross margin	33,863	19,639	14,224	72.4%	64,083	31,798	32,285	#
Corporate, district and other expenses	6,022	7,150	(1,128)	(15.8)%	11,640	12,307	(667)	(5.4)%
Interest expense	2,498	2,198	300	13.6%	4,853	4,676	177	3.8%
Total operating expense	8,520	9,348	(828)	(8.9)%	16,493	16,983	(490)	(2.9)%
Segment operating income	25,343	10,291	15,052	#	47,590	14,815	32,775	#
Interest expense	2,498	2,198	300	13.6%	4,853	4,676	177	3.8%
Depreciation and amortization	1,144	1,108	36	3.2%	2,270	2,268	2	0.1%
EBITDA (1)	28,985	13,597	15,388	#	54,713	21,759	32,954	#
Canada GST adjustment	—	2,160	(2,160)		—	2,160	(2,160)
Other adjustments	107	281	(174)		148	437	(289)
Adjusted EBITDA (1)	$ 29,092	$ 16,038	$ 13,054	81.4%	$ 54,861	$ 24,356	$ 30,505	125.2%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Results of Consolidated Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada Direct Lending Segment Results - For the Three Months Ended June 30, 2021 and 2020
For a discussion of revenue, provision for losses and related gross combined loans receivables, see "Canada Direct Lending Portfolio Performance," above.
Canada Direct Lending cost of providing services were $19.5 million for the three months ended June 30, 2021, an increase of $3.1 million, or 18.8% ($0.9 million or 5.2%, on a constant currency basis), compared to the prior year, primarily due to timing and level of performance-based variable compensation and higher store operating costs.

Canada Direct Lending operating expenses decreased to $8.5 million for the three months ended June 30, 2021 compared to $9.3 million for the three months ended June 30, 2020.

Canada Direct Lending Segment Results - For the Six Months Ended June 30, 2021 and 2020

Canada Direct Lending revenue increased $16.1 million, or 15.4% ($5.8 million, or 5.6%, on a constant currency basis), to $120.3 million for the six months ended June 30, 2021, from $ 104.2 million in the prior year, primarily due to higher consumer demand as COVID-19 Impacts lessen. Canada Direct Lending Revolving LOC gross loans receivable grew $105.8 million, or 45.6%, year over year, contributing to related revenue growth of $17.0 million, or 31.0% for the six months ended June 30, 2021 compared to the prior-year period.

The provision for losses decreased $18.9 million, or 51.5% ($20.3 million, or 55.4% on a constant currency basis), to $17.8 million for the six months ended June 30, 2021, compared to $36.7 million in the prior-year period. The decrease in provision for loan losses was the result of lower NCOs and the related impact of changes in allowance coverage due to an increase in credit quality for Revolving LOC loans. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for additional details on quarterly loss and allowance rates.

Canada Direct Lending cost of providing services for the six months ended June 30, 2021 were $38.4 million, an increase of $2.7 million, or 7.5% ($0.6 million, or 1.7%, on a constant-currency basis), compared to $35.8 million for the six months ended June 30, 2020, primarily related to volume-driven variable costs, such as underwriting data and financial services fees and higher store operating costs for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Canada Direct Lending operating expenses for the six months ended June 30, 2021 were $16.5 million for the six months ended June 30, 2021 compared to $17.0 million for the six months ended June 30, 2020.

Canada POS Lending Results of Operations

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands, unaudited)	2021	2021
Revenue	$ 7,019	$ 8,638
Provision for losses	2,987	3,842
Net revenue	4,032	4,796
Advertising	176	215
Non-advertising costs of providing services	314	387
Total cost of providing services	490	602
Gross margin	3,542	4,194
Corporate, district and other expenses	9,869	12,494
Interest expense	3,604	4,430
Total operating expense	13,473	16,924
Segment operating loss	(9,931)	(12,730)
Interest expense	3,604	4,430
Depreciation and amortization	3,283	3,996
EBITDA (1)	(3,044)	(4,304)
Acquisition accounting adjustment	5,495	5,495
Other adjustments	(17)	(17)
Adjusted EBITDA (1)	$ 2,434	$ 1,174
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada POS Lending Segment Results - For the Three and Six Months Ended June 30, 2021

For a discussion of revenue, provision for losses and related gross loans receivables, see the "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for the three months ended June 30, 2021. Canada POS Lending segment revenue includes revenue from merchant discounts and ancillary products. MDR represents the discount merchant partners provide to help facilitate customer credit card purchases at merchant locations. The fee is recognized over the estimated average loan term of 12 months. Ancillary revenue includes administrative fees, annual fees, insurance product fees and other fees charged to customers.

For the six months ended June 30, 2021, Canada POS Lending revenues were $8.6 million and included a $4.0 million reduction as a result of acquisition-related adjustments. For a full discussion of acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" above.

Provision for losses for the six months ended June 30, 2021 was $3.8 million. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for additional details on quarterly loss and allowance rates.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, restructuring costs, adjustments related to acquisition accounting, share-based compensation, certain intangible asset amortization, certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
•EBITDA (earnings before interest, income taxes, depreciation and amortization);
•Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items);

•Adjusted effective income tax rate (effective tax rate plus or minus certain non-cash and other adjusting items); and
•Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in the Consolidated Financial Statements).

We believe that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of the business that, when viewed with the Company's U.S. GAAP results, provide a more complete understanding of factors and trends affecting the business.

We believe that investors regularly rely on non-GAAP financial measures, such as Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA, to assess operating performance and that such measures may highlight trends in the business that may not otherwise be apparent when relying on financial measures calculated in accordance with U.S. GAAP. In addition, we believe that the adjustments shown above are useful to investors in order to allow them to compare our financial results during the periods shown without the effect of each of these income or expense items. In addition, we believe that Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of public companies in our industry, many of which present Adjusted Net Income, Adjusted Earnings per Share, EBITDA and/or Adjusted EBITDA when reporting their results.

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

We believe Adjusted Net Income, Adjusted Earnings per Share, EBITDA and Adjusted EBITDA are used by investors to analyze operating performance and to evaluate our ability to incur and service debt and the capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess our estimated enterprise value. The computation of Adjusted EBITDA as presented in this release may differ from the computation of similarly-titled measures provided by other companies.

Reconciliation of Net Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Net income from continuing operations	$ 104,517	$ 21,080	$ 83,437	#	$ 130,252	$ 57,093	$ 73,159	#
Adjustments:
Restructuring costs (1)	5,763	—			5,763	—
Legal and other costs (2)	—	847			—	1,750
(Income) loss from equity method investment (3)	(1,712)	(741)			(2,258)	877
Gain from equity method investment (4)	(135,387)	—			(135,387)	—
Transaction costs (5)	3,181	91			6,341	337
Acquisition-related adjustments (6)	5,495	—			5,495	—
Share-based compensation (7)	3,467	3,310			6,150	6,504
Intangible asset amortization (8)	1,866	759			2,697	1,496
Canada GST adjustment (9)	—	2,160			—	2,160
Income tax valuations (10)	—	(3,472)			—	(3,472)
Impact of tax law changes (11)	—	—			—	(9,114)
Cumulative tax effect of adjustments (12)	30,204	(1,864)			28,469	(3,185)
Adjusted Net Income	$ 17,394	$ 22,170	($ 4,776)	(22)%	$ 47,522	$ 54,446	($ 6,924)	(13)%

Net income from continuing operations	$ 104,517	$ 21,080			$ 130,252	$ 57,093
Diluted Weighted Average Shares Outstanding	43,672	41,545			43,556	41,686
Diluted Earnings per Share from continuing operations	$ 2.39	$ 0.51	$ 1.88	#	$ 2.99	$ 1.37	$ 1.62	#
Per Share impact of adjustments to Net income from continuing operations	(1.99)	0.02			(1.90)	(0.06)
Adjusted Diluted Earnings per Share	$ 0.40	$ 0.53	($ 0.13)	(24.5)%	$ 1.09	$ 1.31	($ 0.22)	(16.8)%
Note: Footnotes follow Reconciliation of Net income table on the next page

Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Net income from continuing operations	$ 104,517	$ 21,080	$ 83,437	#	$ 130,252	$ 57,093	$ 73,159	#
Provision for income taxes	34,172	1,068	33,104	#	42,616	3,005	39,611	#
Interest expense	23,440	18,311	5,129	28.0%	42,979	35,635	7,344	20.6%
Depreciation and amortization	7,435	4,417	3,018	68.3%	12,400	8,954	3,446	38.5%
EBITDA	169,564	44,876	124,688	#	228,247	104,687	123,560	#
Restructuring costs (1)	5,763	—			5,763	—
Legal and other costs (2)	—	847			—	1,750
(Income) loss from equity method investment (3)	(1,712)	(741)			(2,258)	877
Gain from equity method investment (4)	(135,387)	—			(135,387)	—
Transaction costs (5)	3,181	91			6,341	337
Acquisition-related adjustments (6)	5,495	—			5,495	—
Share-based compensation (7)	3,467	3,310			6,150	6,504
Canada GST adjustment (9)	—	2,160			—	2,160
Other adjustments (13)	(69)	586			(274)	601
Adjusted EBITDA	$ 50,302	$ 51,129	($ 827)	(1.6)%	$ 114,077	$ 116,916	($ 2,839)	(2.4)%
Adjusted EBITDA Margin	26.8%	28.0%			29.7%	25.2%
# - Change greater than 100% or not meaningful

(1)	Restructuring costs for the three and six months ended June 30, 2021 resulted from U.S. store closures and consisted of (i) severance costs for store employees, (ii) lease termination costs, and (iii) accelerated depreciation, partially offset by the net write-off of ROU assets and lease liabilities.
(2)	Legal and other costs for the six months ended June 30, 2020 included (i) settlement costs related to certain legal matters (ii) costs for certain securities litigation and related matters and (iii) severance costs for certain corporate employees.
(3)	The amount reported is our share of the estimated U.S. GAAP net (income) loss of Katapult.
(4)
During the three months ended June 30, 2021, we recorded an additional gain on our investment in Katapult of $135.4 million. The gain represents cash we received, net of the basis of our investment in Katapult, upon the completion of the business combination between Katapult and FinServ. Refer to "Katapult Update for the Three and Six Months Ended June 30, 2021 and 2020" for additional details.

(5)
Transaction costs for the six months ended June 30, 2021 relate to Katapult and FinServ business combination and the Flexiti acquisition.

Transaction costs for the six months ended June 30, 2020 relate to the acquisition of Ad Astra.

(6)	Acquisition-related adjustments for the six months ended June 30, 2021 relate to the acquired Flexiti loan portfolio as of March 10, 2021. Refer to "Consolidated Revenue by Product and Segment" for additional details.
(7)	The estimated fair value of share-based awards is recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(8)	The intangible asset amortization primarily includes amortization of identifiable intangible assets established in connection with the acquisition of Flexiti.
(9)	We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the GST due.
(10)
In the second quarter of 2020, a Texas court ruling related to the apportionment of income to the state for another company resulted in a change in estimate regarding the realization of a tax benefit previously taken. Accordingly, we recorded a $1.1 million liability for our estimated exposure related to this position, which was settled in April 2021. Also in the second quarter of 2020, we released a $4.6 million valuation allowance related to NOLs for certain entities in Canada.

(11)	On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the six months ended June 30, 2020, we recorded an income tax benefit of $9.1 million related to the carryback of NOL from tax years 2018 and 2019.
(12)	Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(13)	Other adjustments primarily include the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended June 30, 2021 and 2020, 36.7% and 24.8%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. For the six months ended June 30, 2021 and 2020, 33.6% and 22.5%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.8141	0.7215	0.0926	12.8%	$0.8019	$0.7335	$0.0684	9.3%

Balance Sheet - Exchange Rate as of June 30, 2021 and December 31, 2020

	June 30,	December 31,	Change
	2021	2020	$	%
Exchange Rate for the Canadian Dollar	0.8042	0.7863	0.0179	2.3%

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

For our Canada Direct Lending segment, we calculated the revenues and gross margin below during the three and six months ended June 30, 2021 using the actual average exchange rate during the three and six months ended June 30, 2020 (in thousands, unaudited).

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$54,838	$45,189	$9,649	21.4%	$110,027	$104,227	$5,800	5.6%
Gross Margin	29,993	19,639	10,354	52.7%	58,524	31,798	26,726	84.0%

We calculated gross loans receivable below as of June 30, 2021 using the actual exchange rate as of December 31, 2020 (in thousands, unaudited).

	June 30,	December 31,	Change
	2021	2020	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$353,196	$330,271	$22,925	6.9%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility, Non-Recourse Flexiti SPE Facility, and funds from third-party lenders under our CSO programs. Additionally, in August 2018, we issued $690.0 million 8.25% Senior Secured Notes due September 2025, which as described below we plan to redeem with proceeds of a larger Notes issuance upon its expected closing on July 30, 2021.

As of June 30, 2021, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. In the first quarter of 2021, our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%. Additionally, in May 2021 our Board of Directors authorized a new share repurchase program for up to $50.0 million of our common stock. Refer to Note 17, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

Our level of cash flow provided by operating activities typically experiences, in normal times, some seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we did during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while increasing cash inflows through loan repayments.

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. Our cash on hand and total liquidity remains at elevated levels as of June 30, 2021 due to a number of factors, including (i) a one-time cash inflow of $146.9 million from the monetization of a significant portion of our investment in Katapult, (ii) lower consumer demand and increased or accelerated repayments as customers benefited from COVID-19-related government stimulus programs, (iii) favorable credit performance, and (iv) the runoff of California Installment and Virginia Revolving LOC loans following regulatory changes, partially offset by our use of cash of the acquisition of Flexiti. These factors resulted in our available cash on hand of $276.4 million and our total liquidity of $435.2 million as of June 30, 2021. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

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

As previously described, our offering of 7.50% Senior Secured Notes, due 2028, for $750 million aggregate principal amount, is expected to close on July 30, 2021. Refer to "Recent Developments" for additional details. We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Counter-parties	Balance as of June 30, 2021 (in USD)
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$ 98,881
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2022	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25%(2)	April 8, 2024	Atalaya Capital Management, MetaBank	44,489
Non-Recourse Flexiti SPE Facility (1)(3)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	Credit Suisse (Class A); SPF (Class B)	194,864
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
8.25% Senior Secured Notes (due 2025) (4)	$690.0 million	8.25%	September 1, 2025		680,893
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of June 30, 2021 are denominated in U.S. dollars.
(2) The Non-Recourse U.S. SPV Facility initially provided for $100.0 million of borrowing capacity, which increased to $200.0 million on July 31, 2020 following additional commitments. As of June 30, 2021 interest accrues at an annual rate of one-month LIBOR (with a floor of 1.65%) plus 6.25%.

(3) The current Non-Recourse Flexiti SPE Facility was entered into concurrent with the Flexiti acquisition. Interest accrues at an annual rate of three-month CDOR plus 4.40%.
(4) On July 16, 2021, we announced the pricing of our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which will be used to redeem our $690.0 million 8.25% Senior Secured Notes upon the expected closing on July 30, 2021.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities from continuing operations	$162,895	$270,800
Net cash used in investing activities from continuing operations	(93,698)	(50,963)
Net cash provided by financing activities from continuing operations	8,088	2,123

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the runoff of California Installment loans from regulatory changes effective January 1, 2020.

Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2021 was $162.9 million, attributable to net income from continuing operations of $130.3 million, the effect of non-cash reconciling items of $34.0 million, and changes in our operating assets and liabilities of $66.6 million. Our non-cash reconciling items of $34.0 million primarily included (i) $81.3 million of provision for loan losses, (ii) $12.4 million of depreciation and amortization, and (iii) a gain of $135.4 million related to our investment in Katapult. Our changes in operating assets and liabilities of $66.6 million were primarily related to a $30.5 million decline in accrued interest on our gross loans receivable due to overall volume decline and $29.9 million of lower income tax receivable as of June 30, 2021.

Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations for the six months ended June 30, 2021 was $93.7 million, primarily reflecting the acquisition of Flexiti for $91.2 million, net of cash received, and the net origination of loans of $142.2 million, partially offset by $146.9 million of cash we received as a result of the Katapult and FinServ merger. In addition, we used cash to purchase $7.2 million of property and equipment, an increase from last year due to Flexiti.

Financing Activities from Continuing Operations

Net cash used in financing activities from continuing operations for the six months ended June 30, 2021 was $8.1 million, primarily due to (i) cash dividends of $7.0 million, (ii) $1.7 million of payments to net share settle vesting of RSUs, and (iii) $1.3 million of share repurchases in the second quarter of 2021, partially offset by $17.8 million of net proceeds from our Non-Recourse Flexiti SPE Facility.

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

For additional details, see Note 5, "Debt."

Condensed Consolidating Balance Sheets

	June 30, 2021
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$209,964	$—	$—	$—	$66,403	$—	$276,367
Restricted cash	—	22,346	8,846	28,892	5,815	3,400	—	69,299
Loans receivable, net	—	99,126	52,469	278,333	216,876	54,563	—	701,367
Income taxes receivable	25,916	(24,447)	—	—	—	706	—	2,175
Prepaid expenses and other	—	18,622	—	(11)	21	12,577	—	31,209
Property and equipment, net	—	28,399	—	—	—	22,771	—	51,170
Investment in Katapult	—	16,501	—	—	—	—	—	16,501
Right of use asset - operating leases	—	65,552	—	—	—	41,146	—	106,698
Deferred tax assets	13,757	(13,757)	—	—	—	6,264	—	6,264
Goodwill and Intangibles, net	—	125,367	—	—	—	148,752	—	274,119
Intercompany receivable	—	274,280	—	—	—	97,676	(371,956)	—
Investment in subsidiaries	350,422	—	—	—	—	—	(350,422)	—
Other assets	—	8,588	—	—	—	708	—	9,296
Total assets	$390,095	$830,541	$61,315	$307,214	$222,712	$454,966	$(722,378)	$1,544,465
Liabilities and Stockholders' equity (deficit):
Accounts payable and accrued liabilities	$432	$42,056	$—	$2,487	$3,591	$15,840	$—	$64,406
Deferred revenue	—	3,196	84	25	—	7,089	—	10,394
Lease liability - operating leases	—	72,431	—	—	—	40,984	—	113,415
Contingent consideration related to acquisition	—	—	—	—	—	21,239	—	21,239
Income taxes payable	(63,954)	63,954	—	—	—	—	—	—
Accrued interest	18,975	1	700	735	—	—	—	20,411
Liability for losses on CSO lender-owned consumer loans	—	5,265	—	—	—	—	—	5,265
Debt	680,893	—	44,489	98,882	194,863	—	—	1,019,127
Intercompany payable	—	94,845	(94,846)	29,913	(21,759)	363,803	(371,956)	—
Payable to CURO Holdings Corp.	(523,046)	523,046	—	—	—	—	—	—
Other long-term liabilities	—	13,785	—	—	—	11	—	13,796
Deferred tax liabilities	10,093	(1,730)	—	(108)	—	1,455	—	9,710
Total liabilities	123,393	816,849	(49,573)	131,934	176,695	450,421	(371,956)	1,277,763
Stockholders' equity (deficit)	266,702	13,692	110,888	175,280	46,017	4,545	(350,422)	266,702
Total liabilities and stockholders' equity (deficit)	$390,095	$830,541	$61,315	$307,214	$222,712	$454,966	$(722,378)	$1,544,465

	December 31, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Assets:
Cash and cash equivalents	$—	$158,941	$—	$—	$54,402	$—	$213,343
Restricted cash	—	19,181	2,665	29,329	3,590	—	54,765
Loans receivable, net	—	113,940	58,355	247,947	47,318	—	467,560
Income taxes receivable	55,460	(24,444)	—	—	1,046	—	32,062
Prepaid expenses and other	—	19,212	396	(8)	8,394	—	27,994
Property and equipment, net	—	36,258	—	—	23,491	—	59,749
Investments in Katapult	—	27,370	—	—	—	—	27,370
Right of use asset - operating leases	—	73,744	—	—	41,288	—	115,032
Deferred tax asset	13,757	(13,757)	—	—	—	—	—
Goodwill	—	105,922	—	—	30,169	—	136,091
Other intangibles, net	—	17,466	—	—	22,959	—	40,425
Intercompany receivable	—	164,615	—	—	—	(164,615)	—
Investment in subsidiaries	192,011	—	—	—	—	(192,011)	—
Other assets	—	7,898	—	—	697	—	8,595
Total assets	$261,228	$706,346	$61,416	$277,268	$233,354	$(356,626)	$1,182,986
Liabilities and Stockholder's equity (deficit):
Accounts payable and accrued liabilities	$14	$38,344	$—	$34,055	$(22,789)	$—	$49,624
Deferred revenue	—	3,546	106	30	1,712	—	5,394
Lease liability - operating leases	—	81,435	—	—	41,213	—	122,648
Income taxes payable	(15,916)	15,916	—	—	—	—	—
Accrued interest	18,975	1	405	742	—	—	20,123
Liability for losses on CSO lender-owned consumer loans	—	7,228	—	—	—	—	7,228
Debt	680,000	—	43,585	96,076	—	—	819,661
Intercompany payable	—	46,119	(46,119)	30,737	133,878	(164,615)	—
Payable to CURO Group Holdings Corp.	(563,585)	563,585	—	—	—	—	—
Other long-term liabilities	—	15,276	—	—	106	—	15,382
Deferred tax liabilities	9,835	—	—	(105)	1,291	—	11,021
Total liabilities	129,323	771,450	(2,023)	161,535	155,411	(164,615)	1,051,081
Stockholders' equity (deficit)	131,905	(65,104)	63,439	115,733	77,943	(192,011)	131,905
Total liabilities and stockholders' equity (deficit)	$261,228	$706,346	$61,416	$277,268	$233,354	$(356,626)	$1,182,986

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2021
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$82,321	$36,473	$40,407	$5,627	$22,865	$—	$187,693
Provision for losses	—	20,197	13,425	5,612	3,029	2,902	—	45,165
Net revenue	—	62,124	23,048	34,795	2,598	19,963	—	142,528
Cost of providing services:
Salaries and benefits	—	16,306	—	—	—	9,750	—	26,056
Occupancy and office	—	10,515	—	—	—	7,230	—	17,745
Other costs of providing services	—	5,016	—	—	—	2,017	—	7,033
Advertising	—	6,089	—	—	—	954	—	7,043
Total cost of providing services	—	37,926	—	—	—	19,951	—	57,877
Gross margin	—	24,198	23,048	34,795	2,598	12	—	84,651
Operating expense (income):
Corporate, district and other expenses	3,342	40,353	35	183	1,958	13,750	—	59,621
Intercompany management fee	—	(5,388)	—	1,413	—	3,975	—	—
Interest expense (income)	14,685	150	2,503	2,526	3,598	(22)	—	23,440
Income from equity method investment	—	(1,712)	—	—	—	—	—	(1,712)
Gain from equity method investment	—	(135,387)	—	—	—	—	—	(135,387)
Intercompany interest (income) expense	—	(3,806)	—	603	—	3,203	—	—
Total operating expense	18,027	(105,790)	2,538	4,725	5,556	20,906	—	(54,038)
(Loss) income from continuing operations before income taxes	(18,027)	129,988	20,510	30,070	(2,958)	(20,894)	—	138,689
(Benefit) provision for income taxes	(4,619)	37,104	—	—	—	1,687	—	34,172
Net (loss) income from continuing operations	(13,408)	92,884	20,510	30,070	(2,958)	(22,581)	—	104,517

Equity in net income (loss) of subsidiaries:
CURO	$117,925	$—	$—	$—	$—	$—	$(117,925)	$—
Guarantor Subsidiaries	—	92,884	—	—	—	—	(92,884)	—
Non-Guarantor Subsidiaries	—	(22,581)	—	—	—	—	22,581	—
U.S. SPV	—	20,510	—	—	—	—	(20,510)	—
Canada SPV	—	30,070	—	—	—	—	(30,070)	—
Flexiti SPE	—	(2,958)	—	—	—	—	2,958	—
Net income (loss) attributable to CURO	$104,517	$210,809	$20,510	$30,070	$(2,958)	$(22,581)	$(235,850)	$104,517

	Three Months Ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$97,485	$39,835	$30,372	$14,817	$—	$182,509
Provision for losses	—	18,352	23,178	9,244	(81)	—	50,693
Net revenue	—	79,133	16,657	21,128	14,898	—	131,816
Cost of providing services:
Salaries and benefits	—	16,663	—	—	8,060	—	24,723
Occupancy and office	—	10,363	—	—	6,480	—	16,843
Other costs of providing services	—	6,635	—	—	1,366	—	8,001
Advertising	—	5,269	—	—	481	—	5,750
Total cost of providing services	—	38,930	—	—	16,387	—	55,317
Gross margin	—	40,203	16,657	21,128	(1,489)	—	76,499
Operating (income) expense:
Corporate, district and other expenses	3,398	26,197	37	104	7,045	—	36,781
Intercompany management fee	—	(3,345)	—	645	2,700	—	—
Interest expense	14,647	258	1,208	2,112	86	—	18,311
Income from equity method investment	—	(741)	—	—	—	—	(741)
Intercompany interest (income) expense	—	(1,442)	—	533	909	—	—
Total operating expense	18,045	20,927	1,245	3,394	10,740	—	54,351
Income (loss) from continuing operations before income taxes	(18,045)	19,276	15,412	17,734	(12,229)	—	22,148
(Benefit) provision for income taxes	(2,872)	7,504	—	—	(3,564)	—	1,068
Net (loss) income from continuing operations	(15,173)	11,772	15,412	17,734	(8,665)	—	21,080
Net income on discontinued operations	—	—	—	—	993	—	993
Net income (loss)	(15,173)	11,772	15,412	17,734	(7,672)	—	22,073
Equity in net income (loss) of subsidiaries:
CFTC	37,246	—	—	—	—	(37,246)	—
Guarantor Subsidiaries	—	11,772	—	—	—	(11,772)	—
Non-Guarantor Subsidiaries	—	(7,672)	—	—	—	7,672	—
U.S. SPV	—	15,412	—	—	—	(15,412)	—
Canada SPV	—	17,734	—	—		(17,734)	—
Net income (loss) attributable to CURO	$22,073	$49,018	$15,412	$17,734	$(7,672)	$(74,492)	$22,073

	Six Months Ended June 30, 2021
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$177,132	$78,154	$78,360	$7,009	$43,589	$—	$384,244
Provision for losses	—	33,184	26,494	12,628	3,838	5,166	—	81,310
Net revenue	—	143,948	51,660	65,732	3,171	38,423	—	302,934
Cost of providing services:
Salaries and benefits	—	32,280	—	—	—	18,691	—	50,971
Occupancy and office	—	21,464	—	—	—	14,585	—	36,049
Other costs of providing services	—	10,248	—	—	—	3,876	—	14,124
Advertising	—	13,230	—	—	—	1,897	—	15,127
Total cost of providing services	—	77,222	—	—	—	39,049	—	116,271
Gross margin	—	66,726	51,660	65,732	3,171	(626)	—	186,663
Operating expense (income):
Corporate, district and other expenses	6,041	78,202	84	286	2,381	21,467	—	108,461
Intercompany management fee	—	(10,022)	—	2,498	—	7,524	—	—
Interest expense	29,356	210	4,130	4,956	4,422	(95)	—	42,979
Income from equity method investment	—	(2,258)	—	—	—	—	—	(2,258)
Gain from equity method investment	—	(135,387)	—	—	—	—	—	(135,387)
Intercompany interest (income) expense	—	(7,144)	—	1,181	—	5,963	—	—
Total operating expense	35,397	(76,399)	4,214	8,921	6,803	34,859	—	13,795
Income (loss) from continuing operations before income taxes	(35,397)	143,125	47,446	56,811	(3,632)	(35,485)	—	172,868
(Benefit) provision for income taxes	(9,005)	46,905	—	—	—	4,716	—	42,616
Net income (loss) from continuing operations	(26,392)	96,220	47,446	56,811	(3,632)	(40,201)	—	130,252
Net income on discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	(26,392)	96,220	47,446	56,811	(3,632)	(40,201)	—	130,252
Equity in net income (loss) of subsidiaries:
CFTC	156,644	—	—	—	—	—	(156,644)	—
Guarantor Subsidiaries	—	96,220	—	—	—	—	(96,220)	—
Non-Guarantor Subsidiaries	—	(40,201)	—	—	—	—	40,201	—
U.S. SPV	—	47,446	—	—	—	—	(47,446)	—
Canada SPV	—	56,811	—	—	—	—	(56,811)	—
Canada SPV	—	(3,632)	—	—	—	—	3,632	—
Net income (loss) attributable to CURO	$130,252	$252,864	$47,446	$56,811	$(3,632)	$(40,201)	$(313,288)	$130,252

	Six months ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Revenue	$—	$319,253	$39,835	$64,398	$39,829	$—	$463,315
Provision for losses	—	104,393	23,178	28,976	7,682	—	164,229
Net revenue	—	214,860	16,657	35,422	32,147	—	299,086
Cost of providing services:
Salaries and benefits	—	33,575	—	—	17,155	—	50,730
Occupancy and office	—	22,488	—	—	14,045	—	36,533
Other costs of providing services	—	14,840	—	—	2,816	—	17,656
Advertising	—	16,214	—	—	1,755	—	17,969
Total cost of providing services	—	87,117	—	—	35,771	—	122,888
Gross margin	—	127,743	16,657	35,422	(3,624)	—	176,198
Operating expense (income):
Corporate, district and other expenses	6,791	60,453	37	278	12,029	—	79,588
Intercompany management fee	—	(7,144)	—	1,375	5,769	—	—
Interest expense	29,284	467	1,208	4,733	(57)	—	35,635
Loss from equity method investment	—	877	—	—	—	—	877
Intercompany interest (income) expense	—	(2,883)	—	1,083	1,800	—	—
Total operating expense	36,075	51,770	1,245	7,469	19,541	—	116,100
Income (loss) from continuing operations before income taxes	(36,075)	75,973	15,412	27,953	(23,165)	—	60,098
(Benefit) provision for income taxes	(26,119)	32,502	—	—	(3,378)	—	3,005
Net (loss) income from continuing operations	(9,956)	43,471	15,412	27,953	(19,787)	—	57,093
Net income on discontinued operations	—	—	—	—	1,285	—	1,285
Net (loss) income	(9,956)	43,471	15,412	27,953	(18,502)	—	58,378
Equity in net income (loss) of subsidiaries:
CFTC	68,334	—	—	—	—	(68,334)	—
Guarantor Subsidiaries	—	43,471	—	—	—	(43,471)	—
Non-Guarantor Subsidiaries	—	(18,502)	—	—	—	18,502	—
U.S. SPV	—	15,412	—	—	—	(15,412)	—
Canada SPV	—	27,953	—	—	—	(27,953)	—
Net income (loss) attributable to CURO	$58,378	$111,805	$15,412	$27,953	$(18,502)	$(136,668)	$58,378

Condensed Consolidating Statements of Cash Flows

	Three Months Ended June 30, 2021
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Flexiti SPE	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$2,962	$67,342	$30,608	$35,240	$209	$24,852	$1,682	$162,895
Cash flows from investing activities:
Purchase of property, equipment and software	$—	$(4,129)	$—	$—	$—	$(3,040)	$—	$(7,169)
Originations of loans, net	—	(57,989)	(24,427)	(36,343)	(12,116)	(11,329)	—	(142,204)
Investments in Katapult	—	146,878					—	146,878
Acquisition of Flexiti, net of acquiree's cash received	—	(91,203)	—	—	—	—	—	(91,203)
Net cash provided by (used in) continuing investing activities	$—	$(6,443)	$(24,427)	$(36,343)	$(12,116)	$(14,369)	$—	$(93,698)
Cash flows from financing activities:
Proceeds from Non-Recourse Flexiti SPE facility	$—	$—	$—	$—	$26,990	$—	$—	$26,990
Payments on Non-Recourse Flexiti SPE facility	—	—	—	—	(9,229)	—	—	(9,229)
Proceeds from credit facilities	—	20,000	—	—	—	934	—	20,934
Payments on credit facilities	—	(20,000)	—	—	—	(934)	—	(20,934)
Payments to net share settle RSUs	(1,711)	—	—	—	—	—	—	(1,711)
Proceeds from exercise of stock options	—	239	—	—	—	—	—	239
Repurchase of common stock	(1,251)	—	—	—	—	—	—	(1,251)
Dividends paid to CURO Group Holdings Corp.	6,950	(6,950)	—	—	—	—	—	—
Dividends paid to stockholders	(6,950)	—	—	—	—	—	—	(6,950)
Net cash (used in) provided by financing activities	$(2,962)	$(6,711)	$—	$—	$17,761	$—	$—	$8,088

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$—	$—	$—	$666	$(39)	$1,328	$(1,682)	$273
Net increase in cash, cash equivalents and restricted cash	—	54,188	6,181	(437)	5,815	11,811	—	77,558
Cash, cash equivalents and restricted cash at beginning of period	—	178,122	2,665	29,329	—	57,992	—	268,108
Cash, cash equivalents and restricted cash at end of period	$—	$232,310	$8,846	$28,892	$5,815	$69,803	$—	$345,666

	Six Months Ended June 30, 2020
(dollars in thousands)	CURO	Subsidiary Guarantors	U.S. SPV	Canada SPV	Subsidiary Non-Guarantors	Eliminations	CURO Consolidated
Cash flows from operating activities:
Net cash provided by continuing operating activities	$6,546	$146,503	$41,569	$39,603	$38,099	$(1,520)	$270,800
Net cash provided by discontinued operating activities	—	—	—	—	1,714	—	1,714
Cash flows from investing activities:
Purchase of property, equipment and software	—	(4,240)	—	—	(484)	—	(4,724)
Originations of loans, net	—	31,591	(56,789)	(14,746)	8,123	—	(31,821)
Investments in Katapult	—	(14,418)	—	—	—	—	(14,418)
Net cash used in continuing investing activities	—	12,933	(56,789)	(14,746)	7,639	—	(50,963)
Cash flows from financing activities:
Proceeds from Non-Recourse Canada SPV facility	—	—	—	23,180	—	—	23,180
Payments on Non-Recourse Canada SPV facility	—	—	—	(41,812)	—	—	(41,812)
Proceeds from Non-Recourse U.S. SPV facility	—	—	35,206	—	—	—	35,206
Proceeds from credit facilities	—	60,000	—	—	9,778	—	69,778
Payments on credit facilities	—	(60,000)	—	—	(9,778)	—	(69,778)
Proceeds from exercise of stock options	—	126	—	—	—	—	126
Payments to net share settle RSUs	(638)	—	—	—	—	—	(638)
Debt issuance costs paid	—	—	(3,531)	—	—	—	(3,531)
Repurchase of common stock	(5,908)	—	—	—	—	—	(5,908)
Dividends paid to CURO Group Holdings Corp.	4,500	(4,500)	—	—	—	—	—
Dividends paid to stockholders	(4,500)	—	—	—	—	—	(4,500)
Net cash (used in) provided by financing activities (1)	(6,546)	(4,374)	31,675	(18,632)	—	—	2,123

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(859)	(1,740)	1,520	(1,079)
Net increase in cash, cash equivalents and restricted cash	—	155,062	16,455	5,366	45,712	—	222,595
Cash, cash equivalents and restricted cash at beginning of period	—	59,685	—	17,427	32,909	—	110,021
Cash, cash equivalents and restricted cash at end of period	$—	$214,747	$16,455	$22,793	$78,621	$—	$332,616
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

Refer to Note 19, Subsequent Events, for additional details on our new 7.50% Senior Secured Notes, expected to close July 30, 2021.

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

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and originations. Net assets acquired were $68.5 million, resulting in goodwill of $39.9 million. During Q2 2021, the Company recorded $5.0 million of additional net assets acquired as of the acquisition date, as a measurement period adjustment, resulting in a $5.0 million decrease in goodwill.

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

For the three months ended June 30, 2021, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for either reporting unit.

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

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2021:

(in thousands)	June 30, 2021	Percent of Total	December 31, 2020	Percent of Total
U.S.	$105,922	59.7%	$105,922	77.8%
Canada Direct Lending	30,858	17.4%	30,169	22.2%
Canada POS Lending	40,506	22.8%	—	—%
Total Goodwill	$177,286		$136,091

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2020, as described in our 2020 Form 10-K, other than the following:

Subsequent to the California Supreme Court’s decision in De La Torre v. CashCall, Inc., a class action lawsuit was filed against Speedy Cash in the Southern District of California in August 2018. The complaint alleged that Speedy Cash charged unconscionable interest rates, in violation of consumer protection statutes, and sought restitution and public injunctive relief. Speedy Cash filed a motion to compel arbitration and stay proceedings in October 2018. The District Court denied the motion. On July 2, 2021, the California District Court granted the parties’ joint motion to dismiss and dismissed the case in its entirety with prejudice as to Plaintiffs’ individual claims and without prejudice as to the claims of the putative class members.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2021, the Company has excluded the operations of Flexiti as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The Flexiti acquisition was completed on March 10, 2021. As of and for the six months ended June 30, 2021, Flexiti's assets represented approximately 21% of the Company’s consolidated assets and its revenues represented approximately 2% of the Company’s consolidated revenues.

See Note 16, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on the Company’s acquisition of Flexiti and its impact on the Company’s Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2021.

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

Internal Control over Financial Reporting

The Company is working to integrate Flexiti into its overall internal control over financial reporting processes. Except for changes made in connection with the integration of Flexiti, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature page thereto	S-1	4.3	10/24/17
4.4	Description of the Company's Securities	10-K	4.4	3/9/20
10.1	Merchant Agreement by and between Flexiti Financial Inc. and Leon's Furniture Limited, The Brick Ltd., The Brick Warehouse LP, and The Brick GP Ltd. as of May 26, 2021	Filed herewith
10.2	Warrant Certificate in favor of Leon's Furniture Ltd. effective as of May 26, 2021	Filed herewith
10.3	Separation Agreement and Full Release between CURO Management LLC and Terry Pittman effective June 30, 2021	Filed herewith
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on July 28, 2021, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements*
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

Dated: July 28, 2021                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President, Chief Financial Officer and Acting Chief Accounting Officer