Form 10-Q
period 2021-09-30
CURO Group Holdings Corp.
filed 2021-11-01
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of October 29, 2021 there were 40,452,336 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
THIRD QUARTER ENDED September 30, 2021

PART I.     FINANCIAL INFORMATION

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 regarding Payday, Vehicle Title and Certain high Cost Installment loans
2019 Proposed Rule	The subsequent CFPB rulemaking process which proposed to rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which we extinguished during the third quarter of 2021
Ad Astra	Ad Astra Recovery Services, Inc., a wholly-owned subsidiary of the Company, which, prior to acquisition in January 2020, was our exclusive provider of third-party collection services for the U.S. business
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit Access Business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic
CURO Canada	CURO Canada Corp, a wholly-owned Canadian subsidiary of the Company, formerly known as Cash Money Cheque Cashing Inc.
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada, maintained by CURO Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFSA	Community Financial Services Association
CFTC	CURO Financial Technologies Corp., a wholly-owned subsidiary of the Company
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Form 10-Q	This report on Form 10-Q for the quarter September 30, 2021
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through the CSO program which we guarantee but are not included in the Condensed Consolidated Financial Statements

Term or abbreviation	Definition
Katapult	Katapult Holdings, Inc. a lease-to-own platform for online platform for online, brick and mortar and omni-channel retailers.
LFL	LFL Group, Canada's largest home furnishings retailer.
LIBOR	London Inter-Bank Offered Rate
MDR	Merchant discount revenue
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
Non-Recourse Canada SPV Facility	A four-year revolving credit facility with Waterfall Asset Management, LLC, with capacity up to C$250.0 million
Non-Recourse Flexiti SPE Facility	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$500.0 million
Non-Recourse U.S. SPV Facility	A four-year, asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from one quarter to the next quarter
SPAC	Special Purpose Acquisition Company
SPE	Special Purpose Entity
SPV	Special Purpose Vehicle
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
U.S.	United States of America
U.S. GAAP	Generally accepted accounting principles in the United States
Verge Credit loans	Loans originated and funded by a third-party bank
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020

ASSETS
Cash and cash equivalents	$205,785	$213,343
Restricted cash (includes restricted cash of consolidated VIEs of $42,214 and $31,994 as of September 30, 2021 and December 31, 2020, respectively)	66,168	54,765
Gross loans receivable (includes loans of consolidated VIEs of $700,834 and $360,431 as of September 30, 2021 and December 31, 2020, respectively)	882,356	553,722
Less: Allowance for loan losses (includes allowance for loan losses of consolidated VIEs of $51,642 and $54,129 as of September 30, 2021 and December 31, 2020, respectively)	(72,543)	(86,162)
Loans receivable, net	809,813	467,560
Income taxes receivable	23,806	32,062
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $0 and $388 as of September 30, 2021 and December 31, 2020, respectively)	31,558	27,994
Property and equipment, net	48,001	59,749
Investments in Katapult	14,919	27,370
Right of use asset - operating leases	102,296	115,032
Deferred tax assets	7,850	—
Goodwill	175,973	136,091
Intangibles, net	96,524	40,425
Other assets	9,430	8,595
Total Assets	$1,592,123	$1,182,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $6,840 and $34,055 as of September 30, 2021 and December 31, 2020, respectively)	$75,701	$49,624
Deferred revenue	15,243	5,394
Lease liability - operating leases	108,655	122,648
Contingent consideration related to acquisition	24,129	—
Accrued interest (includes accrued interest of consolidated VIEs of $1,418 and $1,147 as of September 30, 2021 and December 31, 2020, respectively)	11,106	20,123
Liability for losses on CSO lender-owned consumer loans	7,007	7,228
Debt (includes debt and issuance costs of consolidated VIEs of $407,214 and $9,749 as of September 30, 2021 and $147,427 and $7,766 as of December 31, 2020, respectively)	1,131,998	819,661
Other long-term liabilities	16,185	15,382
Deferred tax liabilities	4,616	11,021
Total Liabilities	1,394,640	1,051,081
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 47,961,467 and 47,525,807 shares issued; and 40,737,111 and 41,370,504 shares outstanding at the respective period ends	9	9
Treasury stock, at cost - 7,224,356 and 6,155,303 shares at the respective period ends	(95,544)	(77,852)
Paid-in capital	88,408	79,812
Retained earnings	236,784	160,068
Accumulated other comprehensive loss	(32,174)	(30,132)
Total Stockholders' Equity	197,483	131,905
Total Liabilities and Stockholders' Equity	$1,592,123	$1,182,986

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$209,280	$182,003	$593,524	$645,318
Provision for losses	70,718	54,750	152,028	218,979
Net revenue	138,562	127,253	441,496	426,339

Cost of providing services
Salaries and benefits	26,544	24,246	77,515	74,976
Occupancy and office	20,762	18,936	56,811	55,469
Other costs of providing services	7,635	6,076	21,759	23,732
Advertising	9,697	14,425	24,824	32,394
Total cost of providing services	64,638	63,683	180,909	186,571
Gross margin	73,924	63,570	260,587	239,768

Operating expense (income)
Corporate, district and other expenses	61,745	36,658	170,206	116,246
Interest expense	25,805	18,383	68,784	54,018
Loss (income) from equity method investment	1,582	(3,530)	(676)	(2,653)
Gain from equity method investment	—	—	(135,387)	—
Total operating expense	89,132	51,511	102,927	167,611
Other expense
Loss on extinguishment of debt	40,206	—	40,206	—
Total other expense	40,206	—	40,206	—
(Loss) income from continuing operations before income taxes	(55,414)	12,059	117,454	72,157
(Benefit) provision for income taxes	(13,375)	(822)	29,241	2,183
Net (loss) income from continuing operations	(42,039)	12,881	88,213	69,974
Income from discontinued operations, before income tax	—	—	—	1,714
Income tax expense related to disposition	—	—	—	429
Net income from discontinued operations	—	—	—	1,285
Net (loss) income	$(42,039)	$12,881	$88,213	$71,259

Basic (loss) earnings per share:
Continuing operations	$(1.02)	$0.32	$2.13	$1.71
Discontinued operations	—	—	—	0.03
Basic (loss) earnings per share	$(1.02)	$0.32	$2.13	$1.74

Diluted (loss) earnings per share:
Continuing operations	$(1.02)	$0.31	$2.03	$1.68
Discontinued operations	—	—	—	0.03
Diluted (loss) earnings per share	$(1.02)	$0.31	$2.03	$1.71

Weighted average common shares outstanding:
Basic	41,220	40,885	41,459	40,838
Diluted	41,220	41,775	43,422	41,660

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(42,039)	$12,881	$88,213	$71,259
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(10,611)	5,591	(2,042)	(6,341)
Other comprehensive (loss) income	(10,611)	5,591	(2,042)	(6,341)
Comprehensive (loss) income	$(52,650)	$18,472	$86,171	$64,918

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income from continuing operations	$88,213	$69,974
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	19,685	13,312
Provision for loan losses	152,028	218,979
Amortization of debt issuance costs and bond discount	4,794	2,756
Loss on extinguishment of debt	40,206	—
Deferred income tax (benefit) expense	(10,730)	14,187
Loss on disposal of property and equipment	6,816	145
Income from equity method investment	(676)	(2,653)
Gain from equity method investment	(135,387)	—
Change in fair value of contingent consideration	3,825	—
Share-based compensation	10,148	9,896
Changes in operating assets and liabilities:
Accrued interest on loans receivable	19,619	26,566
Prepaid expenses and other assets	(2,989)	7,362
Accounts payable and accrued liabilities	16,591	(10,439)
Deferred revenue	10,084	(4,843)
Income taxes receivable	8,270	(23,790)
Accrued interest	(9,017)	(14,092)
Other long-term liabilities	(770)	2,386
Net cash provided by continuing operating activities	220,710	309,746
Net cash provided by discontinued operating activities	—	1,714
Net cash provided by operating activities	220,710	311,460
Cash flows from investing activities
Purchase of property, equipment and software	(14,924)	(7,401)
Loans receivable originated or acquired	(985,603)	(951,803)
Loans receivable repaid	661,456	836,915
Proceeds from (Investment in) Katapult	146,878	(11,187)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)
Acquisition of Flexiti, net of acquiree's cash received	(91,203)	—
Net cash used in investing activities (1)	(283,396)	(147,894)
Cash flows from financing activities
Proceeds from Non-Recourse SPV and SPE facilities	93,307	58,563
Payments on Non-Recourse SPV and SPE facilities	(9,153)	(42,131)
Debt issuance costs paid	(15,957)	(6,991)
Proceeds from credit facilities	20,931	69,853
Payments on credit facilities	(20,931)	(69,853)
Extinguishment of 8.25% Senior Secured Notes	(690,000)	—
Proceeds from issuance of 7.50% Senior Secured Notes	750,000	—
Payments of call premiums from early debt extinguishments	(31,250)	—
Proceeds from exercise of stock options	266	126
Payments to net settle restricted stock units vesting	(1,818)	(641)
Repurchase of common stock	(17,191)	(5,908)
Dividends paid to stockholders	(11,497)	(6,750)
Net cash provided by (used in) financing activities (1)	66,707	(3,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	(257)
Net increase in cash, cash equivalents and restricted cash	3,845	159,577
Cash, cash equivalents and restricted cash at beginning of period	268,108	110,021
Cash, cash equivalents and restricted cash at end of period	$271,953	$269,598

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

(1) Investing activities and Financing activities were not impacted by discontinued operations.

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and 2020 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$205,785	$207,071
Restricted cash (includes restricted cash of consolidated VIEs of $42,214 and $33,696 as of September 30, 2021 and September 30, 2020, respectively)	66,168	62,527
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$271,953	$269,598

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its direct and indirect subsidiaries as a combined entity, except where otherwise stated.

The Company is a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime consumers in the U.S and non-prime and prime consumers in Canada. Effective with its acquisition of Flexiti on March 10, 2021, CURO provides a BNPL solution for customers in Canada.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP and the accounting policies described in its 2020 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2021.

Following the acquisition of Flexiti, the Company reports Flexiti operations as the "Canada POS Lending" segment throughout this Form 10-Q. Refer to Note 11, "Segment Reporting" for further information.

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company will continue to take advantage of the scaled disclosure requirements permitted by the SEC for. SRCs for the quarter-to-date and year-to-date periods presented. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. The Company qualified as an SRC until June 30, 2021, but after that date, the Company no longer qualified as an SRC and thus will begin to report as a non-SRC beginning with the first quarter of 2022.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. During the first quarter of 2021, the Company combined the previously separate "Occupancy" and "Office" line items into "Occupancy and office" in the unaudited Condensed Consolidated Statements of Operations as of September 30, 2021 and 2020.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Flexiti, which was acquired on March 10, 2021, and Ad Astra, which was acquired on January 3, 2020. Refer to Note 15, "Acquisitions" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ALL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the Flexiti acquisition. Actual results may differ from those estimates.

Acquisition of Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider, in a transaction accounted for as a business combination. Flexiti is one of Canada's fastest-growing POS lenders, offering customers flexible payment plans at retailers that sell large-scale goods such as furniture, appliances, jewelry and electronics. Through its BNPL platform, customers can be approved instantly to shop with their FlexitiCard, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to Note 15, "Acquisitions" for further information regarding the acquisition and Note 14, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in Accounting Principle Related to Equity Method Investment in Katapult

Katapult is an e-commerce focused, FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. CURO first invested in Katapult in 2017 as the Company identified multiple catalysts for Katapult's future success: an innovative e-commerce POS business model, a focus on the large and under-penetrated non-prime financing market and a clear and compelling value proposition for merchants and consumers. The Company accounts for its investment in Katapult under the equity method of accounting as of September 30, 2021. Refer to Note 8, "Fair Value Measurements" for further disclosures regarding the accounting for the Company's investment in Katapult.

Historically, the Company reported income and loss from its equity method investment in Katapult on a two-month reporting lag. The merger between Katapult and FinServ in June 2021 triggered a change in Katapult's control environment and reporting structure to coincide with SEC reporting requirements. As a result, during the first quarter of 2021 the Company applied a change in accounting principle to reflect the Company's share of Katapult's historical and ongoing results from a two-month reporting lag to a one-quarter reporting lag. The Company believes this change in accounting principle is preferable as it provides the Company with the ability to present the results of its equity method investment after Katapult’s results are publicly available and related internal controls have been completed. The Company has not retrospectively applied the change in accounting principle because the impact on the financial statements was immaterial for all periods presented.

Continuing Impacts of COVID-19

The COVID-19 pandemic continues to cause significant uncertainty and impacts. Macroeconomic conditions, in general, and the Company's operations, specifically, have been significantly affected by COVID-19. Government responses to the pandemic, either through the form of mandated lockdowns or a variety of stimulus programs to mitigate the impact of the pandemic, suppressed loan demand in 2020 and into the first quarter of 2021. For details regarding the effect COVID-19 had on the Company's operations in 2020, the Company's response to mitigate the impact of the pandemic and the U.S. and Canadian federal and local responses to the pandemic, refer to the 2020 Form 10-K. During the second quarter of 2021, the runoff of additional federal stimulus programs in the U.S. resulted in the stabilization of the Company's U.S. loan portfolio and resulted in moderately higher NCO and past-due trends, though still at relatively low levels compared to pre-COVID-19 trends. For further information regarding the impact the pandemic had on loan balances as of September 30, 2021, refer to Note 3, "Loans Receivable and Revenue."

Troubled Debt Restructuring
If a borrower experiences financial difficulties, the Company may modify the terms of its loans receivable, known as TDRs. As a result of COVID-19 and the Company's response to provide relief for customers through its Customer Care Program, the Company began modifying loans that qualified as TDRs beginning in the second quarter of 2020. Refer to Note 3, "Loans Receivable and Revenue" for further information on TDRs as of and for the three and nine months ended September 30, 2021.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on non-accrual status due to statutory requirements or, if in management’s judgment, the timely collection of principal and interest becomes uncertain. After a loan is placed on non-accrual status, no further interest is accrued. Loans are not typically returned to accrual status and thus remain on non-accrual status until they are paid or charged-off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. The Company's policy for determining past due status is consistent with that of the Company's accrual loans, depending on the product. Refer to Note 3, "Loans Receivable and Revenue" for further information on non-accrual loans for the three and nine months ended September 30, 2021.

Goodwill

The annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount, as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds its carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity.

At September 30, 2021, the goodwill balance includes the amount recognized as a result of the acquisition of Flexiti. Refer to Note 15, "Acquisitions" for further information regarding the acquisition and Note 14, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fourth quarter of 2020, the Company performed a quantitative assessment for the U.S. and Canada Direct Lending reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. During the three and nine months ended September 30, 2021, the Company did not identify triggering events that indicate an impairment existed and did not record an impairment related to goodwill. The Company has not yet completed its annual impairment review for goodwill, which is performed as of October 1.

Refer to Note 14, "Goodwill" for further information.

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

ASU 2019-10 amends the mandatory effective date for ASU 2016-13. As a result, ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as an SRC as of June 30, 2019, such as the Company. ASU 2016-13 and its amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the upcoming market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company does not expect the adoption of these ASUs to have a material impact on its financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

As of September 30, 2021, the Company had three credit facilities whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on the Non-Recourse U.S. SPV Facility, entered into in April 2020, the Non-Recourse Canada SPV Facility, entered into in August 2018, and the Non-Recourse Flexiti SPE Facility, entered into concurrent with the Company's acquisition of Flexiti in March 2021.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements.

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Restricted cash	$42,214	$31,994
Loans receivable, net	649,192	306,302
Intercompany receivable(1)	84,811	15,382
Prepaid expenses and other	—	388
Deferred tax assets	105	105
Total Assets	$776,322	$354,171
Liabilities
Accounts payable and accrued liabilities	$6,840	$34,055
Deferred revenue	110	136
Accrued interest	1,418	1,147
Debt	397,465	139,661
Total Liabilities	$405,833	$174,999
(1) Intercompany receivable VIE balances eliminate upon consolidation.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

Revolving LOC revenues include interest income on outstanding revolving balances, MDR related to Canada POS Lending and other usage or maintenance fees as permitted by underlying statutes. Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1% of Installment revenues. Single-Pay revenues represent deferred presentment or other fees as defined by the underlying state, provincial or national regulations. Ancillary revenue includes revenue from a number of ancillary financial products such as check cashing, proprietary general-purpose reloadable prepaid debit cards (Opt+), demand deposit accounts (Revolve Finance), credit protection insurance in the Canadian market, retail installment sales and money transfer services.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revolving LOC	$78,262	$58,711	$209,033	$186,429

Unsecured Installment	72,056	67,408	213,233	260,328
Secured Installment	13,743	16,692	41,591	62,379
Single-Pay	26,568	25,084	75,298	92,973
Total Installment	112,367	109,184	330,122	415,680

Ancillary	18,651	14,108	54,369	43,209
Total revenue(1)	$209,280	$182,003	$593,524	$645,318
(1) Includes revenue from CSO programs of $43.4 million and $36.7 million for the three months ended September 30, 2021 and 2020, respectively, and $119.7 million and $142.5 million for the nine months ended September 30, 2021 and 2020.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$665,130	$61,852	$31,911	$40,331	$134,094	$799,224
Delinquent loans receivable	54,924	20,953	7,255	—	28,208	83,132
Total loans receivable	720,054	82,805	39,166	40,331	162,302	882,356
Less: allowance for losses	(52,262)	(14,330)	(3,482)	(2,469)	(20,281)	(72,543)
Loans receivable, net	$667,792	$68,475	$35,684	$37,862	$142,021	$809,813
(1) Of the $40.3 million of Single-Pay receivables, $11.1 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$27,449	$7,933	$3,667	$11,600	$39,049
31-60 days past due	12,721	5,914	1,876	7,790	20,511
61 + days past due	14,754	7,106	1,712	8,818	23,572
Total delinquent loans receivable	$54,924	$20,953	$7,255	$28,208	$83,132

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$321,105	$78,235	$40,358	$43,780	$162,373	$483,478
Delinquent loans receivable	37,779	24,190	8,275	—	32,465	70,244
Total loans receivable	358,884	102,425	48,633	43,780	194,838	553,722
Less: allowance for losses	(51,958)	(24,073)	(7,047)	(3,084)	(34,204)	(86,162)
Loans receivable, net	$306,926	$78,352	$41,586	$40,696	$160,634	$467,560
(1) Of the $43.8 million of Single-Pay receivables, $11.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
0-30 days past due	$17,517	$10,361	$3,764	$14,125	$31,642
31-60 days past due	9,276	7,124	2,199	9,323	18,599
61 + days past due	10,986	6,705	2,312	9,017	20,003
Total delinquent loans receivable	$37,779	$24,190	$8,275	$32,465	$70,244

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	September 30, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$34,090	$740	$34,830
Delinquent loans receivable Guaranteed by the Company	8,385	207	8,592
Total loans receivable Guaranteed by the Company	42,475	947	43,422
Less: Liability for losses on CSO lender-owned consumer loans	(6,973)	(34)	(7,007)
Loans receivable Guaranteed by the Company, net	$35,502	$913	$36,415

	September 30, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$6,798	$166	$6,964
31-60 days past due	1,247	35	1,282
61+ days past due	340	6	346
Total delinquent loans receivable	$8,385	$207	$8,592

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,096	$775	$37,871
Delinquent loans receivable Guaranteed by the Company	6,079	155	6,234
Total loans receivable Guaranteed by the Company	43,175	930	44,105
Less: Liability for losses on CSO lender-owned consumer loans	(7,160)	(68)	(7,228)
Loans receivable Guaranteed by the Company, net	$36,015	$862	$36,877

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past due	$5,435	$103	$5,538
31-60 days past due	490	37	527
61 + days past due	154	15	169
Total delinquent loans receivable	$6,079	$155	$6,234

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$44,847	$16,701	$3,880	$2,432	$23,013	$—	$67,860
Charge-offs	(27,974)	(18,400)	(4,252)	(24,640)	(47,292)	(869)	(76,135)
Recoveries	8,564	4,811	1,996	18,493	25,300	401	34,265
Net charge-offs	(19,410)	(13,589)	(2,256)	(6,147)	(21,992)	(468)	(41,870)
Provision for losses	27,800	11,223	1,858	6,223	19,304	468	47,572
Effect of foreign currency translation	(975)	(5)	—	(39)	(44)	—	(1,019)
Balance, end of period	$52,262	$14,330	$3,482	$2,469	$20,281	$—	$72,543
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$5,234	$31	$—	$5,265	$—	$5,265
Increase in liability	—	1,739	3	—	1,742	—	1,742
Balance, end of period	$—	$6,973	$34	$—	$7,007	$—	$7,007

	Three Months Ended September 30, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$47,319	$18,798	$7,883	$2,802	$29,483	$—	$76,802
Charge-offs	(22,781)	(14,781)	(6,648)	(21,473)	(42,902)	(972)	(66,655)
Recoveries	4,618	5,186	2,635	17,034	24,855	498	29,971
Net charge-offs	(18,163)	(9,595)	(4,013)	(4,439)	(18,047)	(474)	(36,684)
Provision for losses	21,655	9,647	3,239	4,799	17,685	474	39,814
Effect of foreign currency translation	606	9	—	35	44	—	650
Balance, end of period	$51,417	$18,859	$7,109	$3,197	$29,165	$—	$80,582
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$5,128	$36	$—	$5,164	$—	$5,164
Increase in liability	—	1,002	32	—	1,034	—	1,034
Balance, end of period	$—	$6,130	$68	$—	$6,198	$—	$6,198

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Charge-offs	(81,175)	(58,337)	(14,979)	(68,680)	(141,996)	(2,525)	(225,696)
Recoveries	23,351	16,811	6,756	57,321	80,888	1,331	105,570
Net charge-offs	(57,824)	(41,526)	(8,223)	(11,359)	(61,108)	(1,194)	(120,126)
Provision for losses	58,274	31,782	4,658	10,743	47,183	1,194	106,651
Effect of foreign currency translation	(146)	1	—	1	2	—	(144)
Balance, end of period	$52,262	$14,330	$3,482	$2,469	$20,281	$—	$72,543
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228	$—	$7,228
Decrease in liability	—	(187)	(34)	—	(221)	—	(221)
Balance, end of period	$—	$6,973	$34	$—	$7,007	$—	$7,007

	Nine Months Ended September 30, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$55,074	$35,587	$10,305	$5,869	$51,761	$—	$106,835
Charge-offs	(104,074)	(83,468)	(31,505)	(83,162)	(198,135)	(3,000)	(305,209)
Recoveries	17,129	17,982	8,505	68,804	95,291	1,475	113,895
Net charge-offs	(86,945)	(65,486)	(23,000)	(14,358)	(102,844)	(1,525)	(191,314)
Provision for losses	83,987	48,766	19,804	11,850	80,420	1,525	165,932
Effect of foreign currency translation	(699)	(8)	—	(164)	(172)	—	(871)
Balance, end of period	$51,417	$18,859	$7,109	$3,197	$29,165	$—	$80,582
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$10,623	$—	$10,623
Decrease in liability	—	(4,423)	(2)	—	(4,425)	—	(4,425)
Balance, end of period	$—	$6,130	$68	$—	$6,198	$—	$6,198

As of September 30, 2021, Revolving LOC and Installment loans classified as nonaccrual were $5.1 million and $6.1 million, respectively. As of December 31, 2020, Revolving LOC and Installment loans classified as nonaccrual were $4.4 million and $6.2 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's roll rate-based model.

TDR Loans Receivable

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under U.S. GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted under the terms of the original agreement. In response to COVID-19 in 2020, the Company established an enhanced Customer Care Program, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

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

The table below presents TDRs that are related to the Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ALL (in thousands):

	As of September 30, 2021	As of December 31, 2020
Current TDR gross receivables	$11,754	$13,563
Delinquent TDR gross receivables	4,196	6,309
Total TDR gross receivables	15,950	19,872
Less: Impairment included in the allowance for loan losses	(2,829)	(3,482)
Less: Additional allowance	(2,536)	(4,497)
Outstanding TDR receivables, net of impairment	$10,585	$11,893

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-modification TDR loans receivable	$3,586	$9,007	$11,953	$37,948
Post-modification TDR loans receivable	3,182	8,186	10,654	34,195
Total concessions included in gross charge-offs	$404	$821	$1,299	$3,753

There were $2.9 million and $5.1 million of loans classified as TDRs that were charged off and included as a reduction in the ALL during the three months ended September 30, 2021 and 2020, respectively, and $11.0 million and $6.0 million during the nine months ended September 30, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $2.1 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of September 30, 2021.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average outstanding TDR loans receivable	$16,190	$20,484	$17,911	$21,011
Interest income recognized	4,155	6,510	14,277	10,907
Number of TDR loans	2,624	5,361	8,872	22,190

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables were $5.2 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2020 Form 10-K for further details of the Company's accounting policy.

As of September 30, 2021 and December 31, 2020, the incremental maximum amount payable under all such guarantees was $35.3 million and $36.6 million, respectively. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $7.0 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively. This liability is reflected in "Liability for losses on CSO lender-owned consumer loans" in the unaudited Condensed Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company placed $5.1 million and $5.5 million in collateral accounts for the benefit of lenders at September 30, 2021 and December 31, 2020, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of September 30, 2021 and December 31, 2020, and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
7.50% Senior Secured Notes	$734,533	$—
8.25% Senior Secured Notes	—	680,000
Non-Recourse U.S. SPV Facility	44,940	43,586
Non-Recourse Canada SPV Facility	96,821	96,075
Non-Recourse Flexiti SPE Facility	255,704	—
Debt	$1,131,998	$819,661

7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In connection with the 7.50% Senior Secured Notes, financing costs of $15.5 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of interest expense.

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes maturing on September 1, 2025. In connection with the 8.25% Senior Secured Notes, the Company capitalized financing costs of $13.9 million, which were being amortized over the term of the 8.25% Senior Secured Notes as a component of interest expense.

During the third quarter of 2021, the 8.25% Senior Secured Notes were extinguished using proceeds from the 7.50% Senior Secured Notes described above. The early extinguishment of the 8.25% Senior Secured Notes resulted in a loss of $40.2 million.

Non-Recourse U.S. SPV Facility

In April 2020, CURO Receivables Finance II, LLC, a wholly-owned subsidiary of the Company, entered into the Non-Recourse U.S. SPV Facility with Midtown Madison Management LLC, as administrative agent, and Atalaya Asset Income Fund VI LP, as the initial lender. As of September 30, 2021, the Non-Recourse U.S. SPV Facility provided for $200.0 million of borrowing capacity.

As of September 30, 2021, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%. The borrower pays the lenders a monthly commitment fee at an annual rate of 0.50% on the unused portion of the commitments. The Company is currently evaluating the impact of the upcoming transition from LIBOR to an alternative reference rate.

As of September 30, 2021, outstanding borrowings under the Non-Recourse U.S. SPV Facility were $44.9 million, net of deferred financing costs of $4.5 million. For further information on the Non-Recourse U.S. SPV Facility, refer to Note 2, "Variable Interest Entities."

The Non-Recourse U.S. SPV Facility matures on April 8, 2024.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-Recourse Canada SPV Facility

In August 2018, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Non-Recourse Canada SPV Facility with Waterfall Asset Management, LLC. The Non-Recourse Canada SPV Facility currently provides for C$175.0 million of borrowing capacity and the ability to expand such capacity up to C$250.0 million. As of September 30, 2021, the effective interest rate was three-month CDOR plus 6.75%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The Non-Recourse Canada SPV Facility matures on September 2, 2023.

As of September 30, 2021, outstanding borrowings under the Non-Recourse Canada SPV Facility were $96.8 million, net of deferred financing costs of $1.0 million. For further information on the Non-Recourse Canada SPV Facility, refer to Note 2, "Variable Interest Entities."

Non-Recourse Flexiti SPE Facility

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp., a wholly-owned Canadian subsidiary of the Company, refinanced and increased its Non-Recourse Flexiti SPE Facility to C$500.0 million, with a maturity on March 10, 2024. As of September 30, 2021, the effective interest rate was three-month CDOR plus 4.40%. The borrower also pays a 0.50% to 1.00% per annum commitment fee on the unused portion of the commitments.

As of September 30, 2021, outstanding borrowings under the Non-Recourse Flexiti SPE Facility were $255.7 million, net of deferred financing costs of $4.2 million. For further information on the Non-Recourse Flexiti SPE Facility, refer to Note 2, "Variable Interest Entities."

Senior Revolver

The Company maintains the Senior Revolver that provides $50.0 million of borrowing capacity, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires June 30, 2022. The Senior Revolver accrues interest at one-month LIBOR plus 5.00%. The Senior Revolver is syndicated among four banks. The Company is currently evaluating the impact of the upcoming transition from LIBOR to an alternative reference rate.

The Senior Revolver is guaranteed by all subsidiaries that guarantee the 7.50% Senior Secured Notes, and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that are senior to the lien securing the 7.50% Senior Secured Notes.

The revolver was undrawn at September 30, 2021 and December 31, 2020.

Cash Money Revolving Credit Facility

CURO Canada maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility with Royal Bank of Canada, which provides short-term liquidity for the Company's Canadian direct lending operations. As of September 30, 2021, the borrowing capacity under the Cash Money Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by letters of credit.

The Cash Money Revolving Credit Facility is collateralized by substantially all of CURO Canada’s assets and contains various covenants that require, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, as well as restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Cash Money Revolving Credit Facility bear interest per annum at the prime rate of a Canadian chartered bank plus 1.95%.

The Cash Money Revolving Credit Facility was undrawn at September 30, 2021 and December 31, 2020.

NOTE 6 – SHARE-BASED COMPENSATION

The Company's 2017 Incentive Plan provides for the issuance of up to 5 million shares, subject to certain adjustments, which may be issued in the form of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards or other awards. Grants issued to date under the plan may be settled in or based on common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, or are canceled, forfeited, settled in cash or otherwise terminated.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

RSUs

As of September 30, 2021, the Company has granted three types of RSUs: time-based, market-based and, in connection with the Flexiti acquisition, performance-based.

Grants of time-based RSUs are valued at the grant date based on the closing market price of the Company's common stock and are expensed using the straight-line method over the service period. Time-based RSUs typically vest over a three-year period.

Grants of market-based RSUs are valued using the Monte Carlo simulation pricing model. The market-based RSUs granted to date vest after three years if the Company's total stockholder return over the three-year performance period meets a specified target relative to other companies in its selected peer group. Expense recognition for market-based RSUs occurs over the service period using the straight-line method.

Upon closing of the Flexiti acquisition in March 2021, the Company granted performance-based RSUs to certain Flexiti employees. Grants of performance-based RSUs are valued at the grant date based on the closing market price of the Company's common stock. The performance-based RSUs vest over two years if Flexiti achieves specified internal targets, including revenue less NCOs and loan originations metrics. Expense recognition for performance-based RSUs occurs ratably over the service period if it is probable that the targets will be achieved as of each period end. If such results are not probable, no share-based compensation expense is recognized and any previously recognized share-based compensation expense is reversed.

Unvested shares of RSUs generally are forfeited upon termination of employment, or failure to achieve the required performance condition, if applicable.

A summary of the activity of time-based, market-based and performance-based unvested RSUs as of September 30, 2021 and changes during the nine months ended September 30, 2021 is presented in the following table:

	Number of RSUs
	Time-Based	Market-Based	Performance-Based	Weighted Average Grant Date Fair Value per Share
December 31, 2020	1,012,792	758,713	—	$10.26
Granted	1,089,372	299,053	253,310	15.34
Vested	(489,858)	—	—	11.06
Forfeited	(58,610)	(51,032)	—	11.22
September 30, 2021	1,553,696	1,006,734	253,310	$13.05

Share-based compensation expense for the three months ended September 30, 2021 and 2020, which includes compensation costs from stock options and RSUs, was $4.0 million and $3.4 million, respectively, and during the nine months ended September 30, 2021 and 2020 was $10.1 million and $9.9 million, respectively. Share-based compensation expense is included in the unaudited Condensed Consolidated Statements of Operations as a component of "Corporate, district and other expenses."

As of September 30, 2021, there was $24.7 million of total unrecognized compensation cost related to stock options and RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.9 years.

NOTE 7 – INCOME TAXES

The Company's effective income tax rate was 24.9% and 3.0% for the nine months ended September 30, 2021 and 2020, respectively.

The effective income tax rate for the nine months ended September 30, 2021, was lower compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more net income in lower-tax rate jurisdictions, driven by the $146.9 million gain on the Katapult merger in the second quarter of 2021 and the $40.2 million loss on extinguishment of debt in the third quarter of 2021. Additionally, the effective tax rate also includes (i) the release of a valuation allowance of $0.4 million due to the Company's share of Katapult's income, (ii) tax benefits related to share-based compensation of $0.2 million, (iii) $1.3 million of tax expense related to the non-deductible transaction costs and the change in fair value of contingent consideration, (iv) $0.3 million tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas returns and (v) a tax benefit of $0.9 million for the recognition of the research and development tax credit.

The lower effective income tax rate for the nine months ended September 30, 2020 was primarily due to a tax benefit from the CARES Act. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid Federal income taxes. The Company recorded an income tax

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

benefit of $9.1 million related to the carry-back of NOLs from tax years 2018 and 2019, which offset its tax liability for prior years and generated a refund of previously paid taxes at a 35% statutory rate. In addition, the Company released a valuation allowance of $0.6 million against the losses from its investment in Katapult and, in the second quarter of 2020, the Company recorded a tax benefit of $4.6 million from the release of a valuation allowance previously recorded against NOLs for certain entities in Canada. These benefits were partially offset by uncertain tax position reserve adjustments in the U.S. of $1.1 million.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $222.7 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $11.1 million. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 8 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company is required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable, meaning those that reflect the Company's own judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available for the specific circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,994	$7,994	$—	$—	$7,994
Financial liabilities:
Non-qualified deferred compensation plan	$4,945	$4,945	$—	$—	$4,945
Contingent consideration related to acquisition	24,129	—	—	24,129	24,129

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates. The contingent consideration measured at fair value using unobservable inputs increased from the initial measurement of $20.6 million as of March 31, 2021 to $24.1 million as of September 30, 2021. For additional information on Flexiti and the related contingent consideration, refer to Note 15, "Acquisitions."

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

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$205,785	$205,785	$—	$—	$205,785
Restricted cash	66,168	66,168	—	—	66,168
Loans receivable, net	809,813	—	—	809,813	809,813
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$7,007	$—	$—	$7,007	$7,007
7.50% Senior Secured Notes	734,533	—	757,650	—	757,650
Non-Recourse U.S. SPV facility	44,940	—	—	49,456	49,456
Non-Recourse Canada SPV facility	96,821	—	—	97,818	97,818
Non-Recourse Flexiti SPE facility	255,704	—	—	259,940	259,940

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

Loans Receivable, Net

Loans receivable are carried on the unaudited Condensed Consolidated Balance Sheets net of the ALL. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of loans receivable approximates their fair value. Refer to Note 3, "Loans Receivable and Revenue" for additional information. Loans receivable acquired as part of the Flexiti acquisition, which represent $82.3 million of the $809.8 million, are carried at gross contractual balance less unamortized fair value discount and ALL. For additional information on the determination of the fair value discount, refer to Note 15, "Acquisitions."

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

7.50% Senior Secured Notes, 8.25% Senior Secured Notes, Non-Recourse U.S. Facility, Non-Recourse Canada SPV Facility and Non-Recourse Flexiti SPE Facility

The fair value disclosure for the 7.50% Senior Secured Notes as of September 30, 2021 and 8.25% Senior Secured Notes as of December 31, 2020 were based on observable market trading data. The fair values of the Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility and Non-Recourse Flexiti SPE Facility were based on the cash needed for their respective final settlements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2019	$10,068	$—	$10,068
Equity method (loss) - Q1 2020	(1,618)	—	(1,618)
Balance at March 31, 2020	8,450	—	8,450
Equity method income - Q2 2020	741		741
Balance at June 30, 2020	9,191	—	9,191
Equity method income - Q3 2020	3,530	—	3,530
Accounting policy change for certain securities from equity method investment to measurement alternative	(12,452)	12,452	—
Purchases of common stock warrants and preferred shares	4,030	7,157	11,187
Balance at September 30, 2020	4,299	19,609	23,908
Equity method income - Q4 2020	1,893	—	1,893
Purchases of common stock	1,570	—	1,570
Balance at December 31, 2020	7,762	19,609	27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	16,501	—	16,501
Equity method loss - Q3 2021	(1,582)	$—	(1,582)
Balance at September 30, 2021	$14,919	$—	$14,919

Classification as of December 31, 2020	Level 3, not carried at fair value	Level 3, carried at measurement alternative
Classification as of September 30, 2021	Level 3, not carried at fair value	N/A
(1) The Company elected to measure this equity security without a readily determinable fair value equal to its cost minus impairment. If the Company identifies an observable price change in orderly transactions for same or similar investment in Katapult, it will measure the equity security at fair value as of the date that the observable transaction occurred.

(2) On June 9, 2021, Katapult completed its merger with FinServ. Immediately prior to the merger, the Company first converted all of its preferred stock and exercised all common stock warrants, and then exchanged all shares of Katapult common stock for $146.9 million in cash and 18.9 million shares of common stock in the resulting public company, Katapult (NASDAQ: KPLT). The Company's entire investment in Katapult is now accounted for under the equity method of accounting. The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult, based on the pro rata cost basis of the investment and the discharge of the guarantee provided during the second quarter of 2021.

Prior to September 2020, the Company owned 42.5% of the outstanding shares (excluding unexercised options) of Katapult, comprised of multiple classes of equity, including preferred stock and certain common stock warrants, which met the accounting criteria for in-substance common stock at the time of their acquisition. This financial asset was not carried at fair value. The Company accounted for this investment under the equity method, and recognized a proportionate share of Katapult’s income or loss on a two-month lag.

In September 2020, the Company acquired common stock warrants and preferred shares of Katapult from existing shareholders for $11.2 million in cash. This transaction resulted in the reevaluation of the accounting for all of the Company’s holdings in Katapult. The Company determined that its holdings of certain common stock warrants qualified as in-substance common stock and were required to be accounted for using the equity method. The Company’s holdings in preferred stock and certain other common stock warrants did not meet the criteria for in-substance common stock and therefore were carried at cost minus impairment under the measurement alternative. As a result, the Company (i) reclassified $12.5 million from an equity method investment to cost minus impairment under the measurement alternative, (ii) recorded a purchase of common stock warrants for $4.0 million determined to be in-substance common stock within its equity method investment and (iii) recorded a purchase of preferred stock for $7.2 million that was accounted for under the measurement alternative.

In October and November 2020, the Company acquired common stock of Katapult from existing shareholders for an aggregate $1.6 million. The Company recorded this purchase within its equity method investment.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company recorded a loss of $1.6 million for the three months ended September 30, 2021 and income of $0.7 million for the nine months ended September 30, 2021, based on its share of Katapult’s earnings for the respective periods.

On June 9, 2021, Katapult completed its merger with FinServ. As a result, the Company received $146.9 million in cash and 18.9 million shares of common stock of the resulting public company, Katapult (NASDAQ: KPLT), which are subject to a six-month trading restriction. The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult during the second quarter of 2021. Additionally, as part of the merger, CURO received 3.0 million earn-out warrants and holds two of the seven board of director seats for Katapult. For further information regarding the merger between Katapult and FinServ and its impact on CURO, refer to the description immediately following the table above.

Both the equity method investment and the previously recognized investment measured at cost minus impairment are presented within "Investments in Katapult" on the unaudited Condensed Consolidated Balance Sheet.

The Company's total ownership of Katapult's shares, on a fully diluted basis, was 19.3% as of September 30, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020 (in thousands, except Common Stock data):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income from continuing operations	—	—	—	—	25,735	—	25,735
Foreign currency translation adjustment	—	—	—	—	—	3,855	3,855
Dividends	—	—	—	—	(2,368)	—	(2,368)
Share based compensation expense	—	—	—	2,683	—	—	2,683
Proceeds from exercise of stock options	15,852	—	—	48	—	—	48
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	237,423	—	—	(1,668)	—	—	(1,668)
Balance at March 31, 2021	41,623,779	$9	$(77,852)	$80,875	$183,435	$(26,277)	$160,190
Net income from continuing operations	—	—	—	—	104,517	—	104,517
Foreign currency translation adjustment	—	—	—	—	—	4,714	4,714
Dividends	—	—	—	—	(4,582)	—	(4,582)
Share based compensation expense	—	—	—	3,467	—	—	3,467
Proceeds from exercise of stock options	43,920	—	—	191	—	—	191
Repurchase of common stock	(104,487)	—	(1,752)	—	—	—	(1,752)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	116,329	—	—	(43)	—	—	(43)
Balance at June 30, 2021	41,679,541	$9	$(79,604)	$84,490	$283,370	$(21,563)	$266,702
Net loss from continuing operations	—	—	—	—	(42,039)	—	(42,039)
Foreign currency translation adjustment	—	—	—	—	—	(10,611)	(10,611)
Dividends	—	—	—	—	(4,547)	—	(4,547)
Share based compensation expense	—	—	—	3,998	—	—	3,998
Proceeds from exercise of stock options	7,200	—	—	27	—	—	27
Repurchase of common stock	(964,566)	—	(15,940)	—	—	—	(15,940)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	14,936	—	—	(107)	—	—	(107)
Balance at September 30 2021	40,737,111	$9	$(95,544)	$88,408	$236,784	$(32,174)	$197,483
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423	$(38,663)	$50,513
Net income from continuing operations	—	—	—	—	36,013	—	36,013
Net income from discontinued operations	—	—	—	—	292	—	292
Foreign currency translation adjustment	—	—	—	—	—	(22,193)	(22,193)
Dividends	—	—	—	—	(2,256)	—	(2,256)
Share based compensation expense	—	—	—	3,194	—	—	3,194
Proceeds from exercise of stock options	42,094	—	—	126	—	—	126
Repurchase of common stock	(540,762)	—	(5,509)	—	—	—	(5,509)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	121,891	—	—	(609)	—	—	(609)
Balance at March 31, 2020	40,779,447	$9	$(77,852)	$70,798	$127,472	$(60,856)	$59,571
Net income from continuing operations	—	—	—	—	21,080	—	21,080
Net income from discontinued operations	—	—	—	—	993	—	993
Foreign currency translation adjustment	—	—	—	—	—	10,261	10,261
Dividends	—	—	—	—	(2,244)	—	(2,244)
Share based compensation expense	—	—	—	3,310	—	—	3,310
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	105,098	—	—	(29)	—	—	(29)
Balances at June 30, 2020	40,884,545	$9	$(77,852)	$74,079	$147,301	$(50,595)	$92,942
Net income from continuing operations	—	—	—	—	12,881	—	12,881
Foreign currency translation adjustment	—	—	—	—	—	5,591	5,591
Dividends	—	—	—	—	(2,250)	—	(2,250)
Share based compensation expense	—	—	—	3,392	—	—	3,392
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	568	—	—	(3)	—	—	(3)
Balance at September 30, 2020	40,885,113	$9	$(77,852)	$77,468	$157,932	$(45,004)	$112,553
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

The table below summarizes the Company's quarterly dividends for 2021.

					Dividends Paid
	Date of declaration	Record date	Date paid	Dividend per share	(in thousands)
Q1 2021	January 29, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284
Q2 2021	May 3, 2021	May 14, 2021	May 27, 2021	$0.110	$4,580
Q3 2021	July 28, 2021	August 9, 2021	August 19, 2021	$0.110	$4,556

In October 2021, the Company's Board of Directors declared a dividend under the program of $0.11 per share. See Note 18, "Subsequent Events" for additional information.

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income from continuing operations	$(42,039)	$12,881	$88,213	$69,974
Net income from discontinued operations, net of tax	—	—	—	1,285
Net income	$(42,039)	$12,881	$88,213	$71,259

Weighted average common shares - basic	41,220	40,885	41,459	40,838
Dilutive effect of stock options and restricted stock units	—	890	1,963	822
Weighted average common shares - diluted	41,220	41,775	43,422	41,660

Basic earnings per share:
Continuing operations	$(1.02)	$0.32	$2.13	$1.71
Discontinued operations	—	—	—	0.03
Basic earnings per share	$(1.02)	$0.32	$2.13	$1.74

Diluted earnings per share:
Continuing operations	$(1.02)	$0.31	$2.03	$1.68
Discontinued operations	—	—	—	0.03
Diluted earnings per share	$(1.02)	$0.31	$2.03	$1.71

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2021, there were 0.1 million and 0.1 million, respectively, and for the three and nine months ended September 30, 2020, there were 1.7 million and 1.3 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The Company utilizes the "control number" concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations is applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
On March 10, 2021, the Company acquired Flexiti, as described in Note 14, "Goodwill" and Note 15, "Acquisitions." Under ASC 280, Segment Reporting, Flexiti met the definition of a separate reportable segment. In conjunction with the acquisition, the Company made required disclosures for Flexiti as a separate reportable segment known as "Canada POS Lending," further described below. The Company also renamed the "Canada" reportable segment to the "Canada Direct Lending" reportable segment.
Reportable Segments
U.S. As of September 30, 2021, the Company operated a total of 160 U.S. retail locations and had an online presence in 27 states. Refer to Note 17, "Store Closures" for additional details related to recent store closures. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay and vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S. As disclosed in Note 15, "Acquisitions," the acquisition of Ad Astra closed in January 2020. The results of Ad Astra are included within the U.S. reporting segment.

Canada Direct Lending. As of September 30, 2021, the Company operated a total of 201 stores across eight Canadian provinces and territories and had an online presence in seven provinces. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay loans, insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. As of September 30, 2021, the Company served Canadian customers through POS financing available at approximately 7,400 retail locations and online with nearly 2,350 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations for the nine months ended September 30, 2021 from Canada POS Lending represent results from the date of Flexiti's acquisition, March 10, 2021, through September 30, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by segment: (1)
U.S.	$131,674	$132,848	$386,960	$491,936
Canada Direct Lending	66,190	49,155	186,510	153,382
Canada POS Lending	11,416	—	20,054	—
Consolidated revenue	$209,280	$182,003	$593,524	$645,318
Net revenues by segment:
U.S.	$83,244	$89,363	$278,852	$320,880
Canada Direct Lending	52,187	37,890	154,717	105,459
Canada POS Lending	3,131	—	7,927	—
Consolidated net revenue	$138,562	$127,253	$441,496	$426,339
Gross margin by segment:
U.S.	$39,228	$43,384	$157,614	$187,784
Canada Direct Lending	32,188	20,186	96,271	51,984
Canada POS Lending	2,508	—	6,702	—
Consolidated gross margin	$73,924	$63,570	$260,587	$239,768
Segment operating (loss) income:
U.S.	$(62,099)	$(696)	$75,909	$44,587
Canada Direct Lending	23,744	12,755	71,334	27,570
Canada POS Lending	(17,059)	—	(29,789)	—
Consolidated operating income	$(55,414)	$12,059	$117,454	$72,157
Expenditures for long-lived assets by segment:
U.S.	$4,402	$2,273	$9,226	$6,801
Canada Direct Lending	481	67	991	764
Canada POS Lending	2,603	—	5,134	—
Consolidated expenditures for long-lived assets	$7,486	$2,340	$15,351	$7,565
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	September 30, 2021	December 31, 2020
U.S.	$189,183	$223,451
Canada Direct Lending	390,824	330,271
Canada POS Lending	302,349	—
Total gross loans receivable	$882,356	$553,722

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	September 30, 2021	December 31, 2020
U.S.	$26,333	$36,258
Canada Direct Lending	21,076	23,491
Canada POS Lending	592	—
Total net long-lived assets	$48,001	$59,749

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Securities Litigation and Enforcement

In 2018, a putative securities fraud class action lawsuit was filed against the Company and certain of its officers and directors and other related parties in the United States District Court for the District of Kansas, captioned Yellowdog Partners, LP v. CURO Group Holdings Corp., Donald F. Gayhardt, William Baker and Roger W. Dean, Civil Action No. 18-2662 (the "Yellowdog Action"). The suit alleged the Company made misleading statements and omitted material information regarding the Company's efforts to transition the Canadian inventory of products from Installment loans to Revolving LOC loans.

On December 18, 2020, the Court granted final approval of a $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. For the three and nine months ended September 30, 2021, there was no further expense related to the litigation.

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, a large stockholder. Plaintiffs generally allege the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and Plaintiffs refiled two cases in the United States District Court for the District of Kansas. While the Company is vigorously contesting these derivative lawsuits, it cannot determine the timing or nature of their ultimate resolution. The Company does not expect that these derivative lawsuits will have a material adverse impact on the Company's results of operations or financial condition.

City of Austin

The Company was cited in July 2016 by the City of Austin, Texas for alleged violations of an Austin ordinance addressing products offered by CSOs, which regulates aspects of products offered under the Company's CAB program. The Company believes that: (i) the Austin ordinance (similar to its counterparts elsewhere in Texas) conflicts with Texas state law and (ii) in any event, the Company's product complies with this ordinance, when the ordinance is properly construed. In 2017, the Austin Municipal Court agreed with the Company's position that this ordinance conflicts with Texas law and, accordingly, did not address the second argument. In September 2017, the Travis County Court reversed the Municipal Court’s decision and remanded the case for further proceedings. To date, a hearing and trial on the merits have not been scheduled.

On May 15, 2020, the City of Austin proposed a second ordinance that became effective June 1, 2020, and implemented restrictions on CSO transactions and revised certain definitions included in the original Austin ordinance. These revisions potentially affect the foundation upon which the Company's previous arguments in municipal court were based.

The City of Austin notified the Company that it would begin auditing stores beginning in January 2021. In addition, the Company created and launched a new product during the second quarter of 2021. The city has since deferred these audits, and the Company is in discussions with the City to determine a potential resolution to the outstanding matters.

On January 27, 2021, the City of Dallas adopted an ordinance identical to the second ordinance in the City of Austin.

Given the change that the Company has made in its products in response to these ordinances, the Company does not anticipate that the CAB program’s past operations will result in material monetary liability in Austin or elsewhere in Texas at this time.

Delisle and Kato Class Action Lawsuits

In August of 2018, a class action lawsuit, Delisle v. Speedy Cash, was filed against Speedy Cash, a wholly-owned subsidiary of the Company, in the Southern District of California. The complaint alleged that Speedy Cash charged unconscionable interest rates on loans of $2,500 or above, in violation of consumer protection statutes, and sought restitution and public injunctive relief. In October 2018, Speedy Cash filed a motion to compel arbitration and stay proceedings. The District Court denied the motion. On July 2, 2021, the California District Court granted the parties’ joint motion to dismiss and the case was dismissed in its entirety with prejudice as to Plaintiffs’ individual claims and without prejudice as to the claims of the putative class members.

On September 3, 2021, a putative class action lawsuit, Kato v. Speedy Cash, was filed against Speedy Cash in the Superior Court of Los Angeles County, alleging similar facts as in Delisle. On October 14th, 2021, the case was removed to the United States District Court for the Central District of California. While Speedy Cash is vigorously contesting this lawsuit, it is too early to determine the final outcome, when it will be resolved, or whether it may be material.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 and 2020 CFPB Final Payday, Vehicle Title and Certain High-Cost Loans Rules (collectively, the "CFPB Rules")
The payment provisions of the CFPB Rules apply to short-term consumer loans (i.e., loans with terms of 45 days or less), longer-term balloon payment loans (i.e., any payments more than twice the size of other payments) and to longer-term loans with (i) annual percentage rates exceeding 36% and (ii) lender access to the consumer’s account, whether by ACH, card payment, check or otherwise (i.e., a “leveraged payment mechanism”). The payment provisions of the CFPB Rules generally prohibit lenders from seeking payment, without explicit borrower reauthorization, when two consecutive payments have failed due to insufficient funds; and, also require a series of prescribed notices for initial payments and “unusual” payments (e.g., amount, payment date or payment modality), and a consumer rights notice after two consecutive payment attempts have failed due to insufficient funds.

The 2017 Final CFPB Rule was originally scheduled to go into effect by August 2019. However, in April 2018, the CFSA and the Consumer Service Alliance of Texas, two industry trade groups (collectively, “Plaintiffs”), brought a lawsuit against the CFPB in a federal district court in Texas which resulted in a court-ordered stay of the CFPB Rules. In August 2020, both the Plaintiffs and the CFPB agreed to a briefing schedule related to their cross-motions for summary judgment. On August 31, 2021, the U.S. District Court granted the CFPB’s motion for summary judgment and denied the Plaintiffs’ motion for summary judgment, and ordered compliance with the CFPB Rules 286 days from the date of the Order.

Following the Court’s August 31, 2021 Order, Plaintiffs filed a Notice of Appeal with the Fifth Circuit. Plaintiffs also filed a Motion for Stay Pending Appeal, asking to stay the compliance date until after their appeal is fully and finally resolved. On October 14, 2021, in its unanimous decision, the Fifth Circuit granted the motion by Plaintiffs to extend the compliance date until 286 days after resolution of their appeal.

We cannot provide assurance that Plaintiffs will prevail at the appellate level. In the event Plaintiffs are unsuccessful at the appellate level, compliance with the payment provisions of the CFPB Rules would require significant modifications to our payment, customer notification and compliance systems and will create delays in initiating consumer-authorized automated collection attempts when payments we initiate are unsuccessful. These modifications would increase the Company’s costs and reduce revenues. Accordingly, unless the payment provisions are declared invalid, they may have a material adverse effect on our results of operations.

Other Legal Matters
The Company is a defendant in certain other litigation matters encountered from time-to-time in the ordinary course of business, some of which may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding, the Company does not believe the result of any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 13 – LEASES

Leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces. Upon entering into an agreement, the Company determines if an arrangement is a lease.

Typically, a contract constitutes a lease if it conveys the right to control the use of an identified property, plant or equipment (an identified asset) for a period of time, in exchange for consideration. To determine whether a contract conveys the right to control the use of an identified asset for a period of time, the Company must assess whether, throughout the period of use, the customer has both (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct the use of the identified asset. If the customer has the right to control the use of an identified asset for only a portion of the term of the contract, the contract contains a lease for that portion of the term.

Leases classified as finance were immaterial to the Company as of September 30, 2021. Operating leases expire at various times through 2032. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets.

The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at commencement date. The interest rates implicit in the Company's leases typically are not readily determinable. As a result, the Company uses its estimated incremental borrowing rate, as allowed by ASC 842, Leases, in determining the present value of lease payments. The incremental borrowing rate is based on internal and external information available at the lease commencement date and is determined using a portfolio approach (i.e., using the weighted average terms of all outstanding leases). This rate is the theoretical rate the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as that of the lease portfolio.

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

The following table summarizes the operating lease costs and other information for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs:
Third-Party	$8,043	$8,567	$24,604	$22,947
Related-Party	551	6	1,649	2,538
Total operating lease costs	$8,594	$8,573	$26,253	$25,485

Operating cash flow - Operating leases			$26,556	$25,329
New ROU assets - Operating leases			$9,893	$10,885
Weighted average remaining lease term - Operating leases			5.3 years	6.0 years
Weighted average discount rate - Operating leases			9.1%	10.1%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of September 30, 2021 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2021	$8,250	$646	$8,896
2022	31,419	2,468	33,887
2023	26,202	551	26,753
2024	20,594	174	20,768
2025	14,856	54	14,910
2026	10,778	50	10,828
Thereafter	22,347	—	22,347
Total	134,446	3,943	138,389
Less: Imputed interest	(29,394)	(340)	(29,734)
Operating lease liabilities	$105,052	$3,603	$108,655

There were no material leases entered into subsequent to the balance sheet date.

NOTE 14 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2021 was as follows (in thousands):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2020	$105,922	$30,169	$—	$136,091
Acquisition (Note 15)	—	—	44,901	44,901
Foreign currency translation	—	(48)	(491)	(539)
Measurement period adjustment	—	—	(4,480)	(4,480)
Goodwill at September 30, 2021	$105,922	$30,121	$39,930	$175,973

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company tests goodwill at least annually for potential impairment, as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2020 Form 10-K for additional information on the Company's policy for assessing goodwill for impairment.

In the third quarter of 2021, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended September 30, 2021.

Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021. Provisional goodwill was estimated at $44.9 million, based on the preliminary valuation. The Company recorded an additional $4.5 million in net assets acquired during 2021 as part of the measurement period, which caused a decrease in the provisional goodwill to be $39.9 million, net of the foreign currency translation impact, as of September 30, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. See Note 15, "Acquisitions" for more information related to the business combination.

NOTE 15 – ACQUISITIONS

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid was $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Flexiti provides POS financing solution to retailers across Canada and will provide the Company capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances the Company's long-term growth and financial and risk profiles, and allows access to the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. The Company now reaches consumers in Canada through all the ways they access credit, directly both in-store and online, via credit cards or at the POS.

The Company began consolidating the financial results of Flexiti in the unaudited Condensed Consolidated Financial Statements on March 10, 2021. Flexiti contributed $3.1 million of net revenue and incurred $19.6 million of operating expenses during the three months ended September 30, 2021, and contributed $7.9 million of net revenue and incurred $36.5 million of operating expenses during the nine months ended September 30, 2021.

This transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the preliminary purchase price allocation recorded in the Company’s Condensed Consolidated Balance Sheet as of the date of acquisition (in thousands):

	Amounts acquired on March 10, 2021	Measurement period adjustments	Amounts acquired on March 10, 2021 (as adjusted)
Assets
Cash and cash equivalents	$1,267	$—	$1,267
Gross loans receivable(1)	196,138	—	196,138
Prepaid expenses and other	687	—	687
Property and equipment	460	—	460
Right-of-use assets	616	—	616
Intangibles	50,876	3,572	54,448
Deferred tax assets	2,741	908	3,649
Total assets	$252,785	$4,480	$257,265

Liabilities
Accounts payable and accrued liabilities	$9,356	$—	$9,356
Credit facilities	174,367	—	174,367
Lease liabilities	616	—	616
Total liabilities	$184,339	$—	$184,339

Net assets acquired	$68,446	$4,480	$72,926
Total consideration paid	113,347		113,347
Goodwill	$44,901	$(4,480)	$40,421
(1) The gross contractual loans receivables as of March 10, 2021 were $208.6 million, of which the Company estimates $12.5 million will not be collected.

We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to March 31, 2022. During the nine months ended September 30, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $4.5 million. The measurement period adjustment would have resulted in an insignificant increase in amortization expense related to the merchant relationships intangible asset during the three months ended March 31, 2021. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. As of September 30, 2021, the primary areas that remain preliminary relate to the valuation of certain loans receivable, intangible assets and certain tax-related balances.

The following table sets forth the components of identifiable intangible assets acquired, as adjusted for measurement period adjustments, and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
Developed technology	$31,827	5.0 years
Merchant relationships	19,684	5.0 years
Customer relationships	2,937	3.0 years
Total identified intangible assets	$54,448

Goodwill of $40.4 million represents the excess of the consideration paid over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created with the Company’s future product offerings and the value of the combined workforce. Goodwill and the intangibles from this transaction are not deductible for Canadian income tax purposes because this was a stock acquisition.

In connection with the acquisition, the Company recognized contingent cash consideration of $20.6 million as of the acquisition date. The contingent consideration is based on Flexiti achieving certain operating metrics from April 1, 2021 through March 31, 2023, including revenue less NCOs and loan originations. Cash consideration can range from zero to $32.8 million over the period. As of September 30, 2021, the estimated value of the contingent cash consideration increased to $24.1 million. Refer to Note 8, "Fair Value Measurements" for additional information regarding fair value inputs related to the contingent cash consideration.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the acquisition, the Company also granted RSUs to certain Flexiti employees who joined the Company, with grant-date fair value totaling approximately $8.1 million. Of that total, $4.0 million relates to RSU contingent consideration structured similar to the contingent cash consideration described above. All RSU grants to Flexiti employees will be ratably recognized as stock-based compensation over the requisite service period of two years. Refer to Note 6, "Share-based Compensation" for further information related to these RSUs.

The Company incurred costs related to this acquisition of $3.4 million that were recorded in Corporate, district and other expenses in the U.S. segment in the accompanying unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party at the time, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.
The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 3, 2020. Subsequent to the acquisition, operating costs for Ad Astra are included within "Corporate, district and other expenses," consistent with presentation of other internal collection costs. Ad Astra incurred $2.6 million of operating expense during the nine months ended September 30, 2021.

The transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed were based on estimates of fair value, which the Company completed based on the information available in March 2020.

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

NOTE 16 – SHARE REPURCHASE PROGRAM

In May 2021, the Company's Board of Directors authorized a new share repurchase program for up to $50.0 million of its common stock.

The table below summarizes share repurchase activity during the three and nine months ended September 30, 2021 (in thousands, except for per share amounts and number of share amounts):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total number of shares repurchased	964,566	1,069,053
Average price paid per share	$16.53	$16.55
Total value of shares repurchased	$15,940	$17,692

Total authorized repurchase amount for the period presented	$48,248	$50,000
Total value of shares repurchased	$15,940	$17,692
Total remaining authorized repurchase amount	$32,308	$32,308

Refer to Note 18, "Subsequent Events" for repurchases during October 2021.

NOTE 17 – STORE CLOSURES

The Company closed or did not renew leases for 49 certain U.S. stores in Illinois (8), Oregon (2), Colorado (2), Washington (1), Texas (31), California (2), Louisiana (1), Nevada (1) and Tennessee (1), of which 19 and 30 closed in the second and third quarters of 2021, respectively. The Company exited Illinois entirely given that state's legislative changes that effectively eliminated the Company's product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability.

The Company incurred $5.7 million and $11.4 million of total one-time charges associated with the U.S. store closures for the three and nine months ended September 30, 2021, respectively, as follows:

(in thousands)	Three Months Ended September 30, 2021 (1)	Nine Months Ended September 30, 2021 (2)
Store closure costs
Severance and employee costs	$2,714	$3,655
Lease termination costs	453	1,018
Net accelerated depreciation and write-off of ROU assets and lease liabilities	2,484	6,741
Total store closure costs	$5,651	$11,414
(1) During the three months ended September 30, 2021, $0.7 million and $4.9 million of store closure costs were recorded within "Corporate, district and other expenses" and within "Cost of providing services," respectively, on the Statement of Operations.

(2) During the nine months ended September 30, 2021, the Statement of Operations included $5.7 million of store closure costs recorded within "Corporate, district and other expenses" and $5.7 million recorded within "Cost of providing services."

NOTE 18 – SUBSEQUENT EVENTS

Share Repurchase Program

In October 2021, the Company repurchased 286,629 shares from October 1, 2021 through October 29, 2021 under the share repurchase program initiated in May 2021, as further discussed in Note 16, "Share Repurchase Program." The total value of shares repurchased was $5.3 million at an average price per share of $18.33.

Dividend

The Company's Board of Directors declared a quarterly dividend of $0.11 per share, payable on November 22, 2021, to stockholders of record as of November 12, 2021.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources, our regulatory environment and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2020 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime and prime consumers in the U.S. and Canada.

History

CURO was founded in 1997 to meet the growing needs of consumers looking for alternative access to credit. With nearly 25 years of experience, we offer a variety of convenient, easily accessible financial and loan services in all of our markets. The terms “CURO," "we,” “our,” “us” and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated.

In the U.S., we operate under "Speedy Cash," "Rapid Cash" and "Avio Credit" for Installment and Revolving LOC products. In 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. In Canada, our direct-lending stores are branded "Cash Money" and we offer "LendDirect" Installment and Revolving LOC loans online and at certain stores. As of September 30, 2021, our direct lending network consisted of 361 locations across 13 U.S. states and eight Canadian provinces, and we offered our online services in 27 U.S. states and seven Canadian provinces.

On March 10, 2021, we completed the acquisition of Flexiti, one of Canada's fastest-growing POS and BNPL lenders, offering customers flexible payment plans at retailers that sell big-ticket goods such as furniture, appliances, jewelry and electronics. Through Flexiti's award-winning BNPL platform, customers can be approved instantly to shop with their FlexitiCard®, accepted at nearly 7,400 locations, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to "—Recent Developments" below for additional information about the acquisition.

In 2017, we made our first investment in Katapult, a privately owned lease-to-own platform for online, brick and mortar and omni-channel retailers. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. In June 2021, the Katapult and FinServ merger was completed, resulting in a new publicly traded company (NASDAQ: KPLT). Refer to "—Recent Developments," below, for details regarding the merger and the benefit recognized by us. As of September 30, 2021, our fully-diluted ownership in Katapult was 19.3%.

Recent Developments

7.50% Senior Secured Notes. On July 30, 2021, we issued $750.0 million of 7.50% Senior Secured Notes, due 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1, beginning February 1, 2022. The net proceeds from the sale of the notes were used (i) to redeem our outstanding $690.0 million, 8.25% Senior Secured Notes due 2025, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes.

Store Closures. On July 13, 2021, we announced the closure of 49 U.S. stores in response to evolving customer channel preferences that were accelerated by the impacts of COVID-19. The store closures, which occurred during the second and third quarters of 2021, represented nearly 25% of our U.S. stores and, other than Illinois, represented strategic consolidation of locations in dense local markets. The impacted locations generated only 8% of our U.S. store revenue in 2020. Our omni-channel platform allows customers to seamlessly transition online, to an adjacent store, or to contact centers, helping to increase the likelihood of retaining a large percentage of customers that had utilized the impacted stores.

The 49 U.S. stores were in Illinois (8), Oregon (2), Colorado (2), Washington (1) Texas (31), California (2), Louisiana (1), Nevada (1) and Tennessee (1). We exited Illinois entirely given that state's legislative changes that effectively eliminated our product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability. Of the 49 stores affected, 19 were in the second quarter of 2021 and 30 were in the third quarter of 2021.

The store closure decisions followed an extensive evaluation that considered (i) comprehensive store-level score cards, (ii) market-level store density and the related addressable local market, (iii) the lingering and potential future COVID-19 impacts on store volume, traffic and profitability and (iv) continued migration of customer transactions toward the online channel. Of the 31 stores closed in Texas, 25 were from The Money Box acquisition in 2012. While historically successful, these stores did not have the high-profile, high-traffic advantages of our Speedy/Rapid Cash stores, thus their profitability declined more during COVID-19. As of September 30, 2021, we operated 160 stores in the U.S. and 201 stores in Canada.

Flexiti acquisition and growth. On March 10, 2021, we completed the acquisition of Flexiti in a transaction that included cash at closing of $86.5 million and contingent cash consideration of up to $32.8 million based on the achievement of revenue less NCOs and loan origination targets on the acquisition's first and second annual anniversaries. The Flexiti acquisition provides us capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances our long-term growth and financial and risk profiles, and allows us to access the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. We now reach consumers in Canada through all the ways they generally access credit, directly both in-store and online, via credit cards or at the POS.

Subsequent to the acquisition, Flexiti continued its historical growth trends as a result of gaining new merchant partners. Effective July 1, 2021, Flexiti commenced a 10-year agreement to become the exclusive POS financing partner to LFL, Canada's largest home furnishings retailer. LFL operates over 300 stores in Canada under multiple banners, including Leon's and The Brick. Flexiti estimates that the LFL POS relationship will generate over C$800 million in annualized loan originations beginning mid-2022, when fully onboarded. Year over year, given the signing and onboarding of LFL, as well as other top-tier Canadian merchants, Flexiti's third quarter 2021 originations increased 173.8%, or C$126.9 million, to C$199.8 million.

Katapult Investment. The Katapult and FinServ merger closed on June 9, 2021. As a result, we received cash of $146.9 million and 18.9 million shares of common stock of the resulting public company, Katapult (NASDAQ: KPLT). Additionally, we received 3.0 million earn-out warrants, which will vest if certain share price levels are met and expire six years from the closing of the merger. Our fully diluted ownership of Katapult as of September 30, 2021 was 19.3%, which assumes full pay-out of earn-out shares. Refer to our 2020 Form 10-K for additional information about the merger and its benefits to us.

Continuing Impact of COVID-19. As a result of COVID-19, our customers and their overall credit performance were impacted through the three and nine months ended September 30, 2021. Throughout much of 2020 and the first half of 2021, the U.S. and Canadian governments instituted several initiatives to ease the personal burden of the pandemic, including various federal and provincial financial aid and economic stimulus programs. During the second half of 2020, consumer demand gradually increased, reflecting both the gradual lifting of certain regions' stay-at-home and self-quarantine orders in response to the pandemic's easing and the expiration of governmental stimulus programs. There was an additional round of stimulus in the U.S. in March 2021 which contributed to the decrease in loan balances and ALL during the first quarter of 2021. With stimulus programs running off in the U.S. and continued demand in Canada for loan products, loan balances generally increased between March 31, 2021 and September 30, 2021. We have maintained our historical allowance approach, but have adjusted estimates for changes in past-due gross loans receivable due to market conditions. As of September 30, 2021, we reduced the allowance as a percentage of receivables as a result of recent market trends. The estimates and assumptions used to determine an appropriate ALL and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this Form 10-Q and are indicative of conditions as of September 30, 2021.

As government stimulus programs have winded down, U.S. Company Owned loan balances have stabilized modestly increasing from $185.8 million as of March 31, 2021 to $189.2 million as of September 30, 2021. While NCOs have increased sequentially for total U.S. Company Owned gross loans receivable, they remain at low levels relative to most periods in 2020, with the exception of the second quarter of 2020, and periods prior to the onset of COVID-19.

In Canada, despite recent COVID-19 lockdown mandates and resurgences in the first half of 2021, on a sequential basis, Canada Direct Lending gross loans receivable and Canada POS Lending gross loans receivable grew 8.2% and 36.5%, respectively, while the NCO rate for Canada Direct Lending and the past due rate for Canada POS Lending decreased. The NCO rate for Canada POS Lending was 0.7% in the third quarter of 2021.

Additionally, as a result of COVID-19, we enhanced our Customer Care Program and began modifying loans for borrowers that experienced financial distress, as described in more detail in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" and the "—TDR Loans Receivable" tables below.

Verge Credit. We launched Verge installment loans, originated by Stride Bank, in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, Stride informed us in the first quarter of 2021 that it planned to focus on near-prime loans as they represented a larger addressable market and offered greater opportunity to scale. As a result, Stride discontinued new Verge Credit loans in April 2021. Verge loan balances totaled $11.5 million as of September 30, 2021. We expect an orderly run-off of these balances over the next 18 months.

Revenue by Product and Segment and Related Loan Portfolio Performance

Consolidated Revenue by Product and Segment

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Three Months Ended
	September 30, 2021					September 30, 2020
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 27,377	$ 40,239	$ 10,646	$ 78,262	37.4%	$ 30,431	$ 28,280	$ —	$ 58,711	32.2%
Installment	101,036	11,331	—	112,367	53.7%	98,946	10,238	—	109,184	60.0%
Ancillary	3,261	14,620	770	18,651	8.9%	3,471	10,637	—	14,108	7.8%
Total revenue	$ 131,674	$ 66,190	$ 11,416	$ 209,280	100.0%	$ 132,848	$ 49,155	$ —	$ 182,003	100.0%

During the three months ended September 30, 2021, total revenue increased $27.3 million, or 15.0%, to $209.3 million, compared to the prior-year period. The year-over-year increase was primarily due to an increase in Canada Direct Lending revenue of $17.0 million, or 34.7%, and $11.4 million of Canada POS Lending revenue. This increase was partially offset by a decrease in U.S. revenue of $1.2 million, or 0.9%, as a result of regulatory changes in California impacting certain Installment products, effective January 1, 2020, and regulatory changes in Virginia impacting Revolving LOC products, effective January 1, 2021. Excluding the impacted California and Virginia loans, total U.S. revenue increased $14.2 million, or 12.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Canada POS Lending revenue includes MDR, which is recognized over the life of the underlying loan term. On March 10, 2021, we completed the acquisition of Flexiti. For the three months ended September 30, 2021, Canada POS Lending results were impacted by adjustments that reduced revenue by $1.8 million and net revenue by $4.3 million ("acquisition-related adjustments"). The acquisition included a loan portfolio with a fair value of approximately $196.1 million ("Acquired Portfolio"). The fair value discount of $12.5 million was based on estimated future net cash flows and is recognized in net revenue over the expected life of the Acquired Portfolio (approximately 12 months). This amortization resulted in an increase of $2.5 million for both revenue and loan loss provision for the three months ended September 30, 2021. The Acquired Portfolio also included $14.1 million of unearned MDR and annual and administrative fees, which are not amortized to revenue for the Acquired Portfolio because they do not represent future cash flows. For the third quarter of 2021, Canada POS Lending revenue and net revenue were both lower by $4.3 million ("acquisition-related adjustments") compared to what would have been reported if the unearned MDR and fees had been recognized over the expected life of the Acquired Portfolio. See "Reconciliation of Net Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share" for additional detail. The acquisition-related adjustments related to the unearned MDR annual and administrative fees will decline each quarter, until becoming fully amortized by the end of the first quarter of 2022.

The table below recaps acquisition-related adjustments to Flexiti's revenue and net revenue for the periods indicated:

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(in thousands, unaudited)	Canada POS Lending	Acquisition-related adjustments		Adjusted Canada POS Lending	Canada POS Lending	Acquisition-related adjustments		Adjusted Canada POS Lending
Interest income	$7,409	$(2,523)	(1)	$4,886	$14,414	$(4,115)	(1)	$10,299
Other revenue	4,007	4,278	(2)	8,285	5,640	9,924	(2)	15,564
Total revenue	$11,416	$1,755		$13,171	$20,054	$5,809		$25,863

Provision for losses	8,285	(2,526)	(1)	5,759	12,127	(3,945)	(1)	8,182
Net revenue	$3,131	$4,281		$7,412	$7,927	$9,754		$17,681
(1) Acquisition-related adjustments for interest income and provision for losses relate to the amortization of the fair value discount of the Acquired Portfolio.
(2) Acquisition-related adjustments for other revenue represents the unearned MDR and annual and administrative fees, which were not included in the opening balance sheet as they did not represent future cash flows as of March 10, 2021, and thus, are not amortized to revenue for the Acquired Portfolio. The acquisition-related adjustments related to the unearned MDR and annual and administrative fees will decline each quarter with the Acquired Portfolio and will be fully amortized by the end of the first quarter of 2022.

From a product perspective, Revolving LOC revenue for the three months ended September 30, 2021 increased $19.6 million, or 33.3%, year over year, primarily driven by growth in Canada Direct Lending revenue of $12.0 million, or 42.3%, and Canada POS lending of $10.6 million, partially offset by a decline in U.S. revenue of $3.1 million, or 10.0%. Excluding the effects of the Virginia runoff portfolio, U.S. Revolving LOC revenue increased $3.6 million, or 16.2%, for the three months ended September 30, 2021 compared to the prior-year period.

For the three months ended September 30, 2021, Installment revenue increased $3.2 million, or 2.9%, compared to the prior-year period. Excluding the run-off of California Installment loan portfolios, U.S. Installment revenue increased $10.9 million, or 12.7%.

Ancillary revenue increased $4.5 million, or 32.2%, versus the prior-year period, primarily due to the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Nine Months Ended
	September 30, 2021					September 30, 2020
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 78,391	$ 112,057	$ 18,585	$ 209,033	35.2%	$ 103,338	$ 83,091	$ —	$ 186,429	28.9%
Installment	297,803	32,319	—	330,122	55.6%	377,158	38,522	—	415,680	64.4%
Ancillary	10,766	42,134	1,469	54,369	9.2%	11,440	31,769	—	43,209	6.7%
Total revenue	$ 386,960	$ 186,510	$ 20,054	$ 593,524	100.0%	$ 491,936	$ 153,382	$ —	$ 645,318	100.0%

For the nine months ended September 30, 2021, total revenue declined $51.8 million, or 8.0%, to $593.5 million, compared to the prior year. Geographically, U.S. revenues declined 21.3%, while Canada Direct Lending revenues increased 21.6% due to the continued popularity and growth of Revolving LOC loans in Canada. Excluding the impacted California and Virginia loans, U.S. revenue decreased 11.5% for the nine months ended September 30, 2021 compared to the prior-year period. For the nine months ended September 30, 2021, Canada POS Lending revenue was $20.1 million, inclusive of acquisition-related adjustments which reduced total revenue by $5.8 million.

As described above, certain acquisition-related adjustments related to the amortization of the fair value discount on acquired loans receivable increased Canada POS Lending revenue and net revenue for the nine months ended September 30, 2021 by $4.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021, Canada POS Lending revenue and net revenue were both lower by $9.9 million compared to what would have been reported if the unearned MDR and fees had been recognized over the expected life of the Acquired Portfolio.

From a product perspective, Revolving LOC revenues increased $22.6 million, or 12.1%, compared to the prior year, primarily due to growth in Canada Direct Lending revenue of $29.0 million, or 34.9%, and Canada POS Lending of $18.6 million, partially offset by declines in U.S. revenue of $24.9 million, or 24.1%. Excluding the impacted Virginia portfolio, U.S. Revolving LOC revenue decreased $3.6 million, or 4.8%, for the nine months ended September 30, 2021 compared to the prior-year period.

For the nine months ended September 30, 2021, Installment revenues decreased $85.6 million, or 20.6%, compared to the prior year. Excluding the effects of the impacted California Installment loan portfolios, Installment revenue decreased 13.6%.

Ancillary revenues increased $11.2 million, or 25.8%, versus the prior year from the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

The following table presents online revenue and online transaction compositions, including CSO fees, of the products and services that we currently offer within the U.S. and Canada Direct Lending segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Online revenue as a percentage of consolidated revenue	48.0%	48.8%	48.8%	47.8%
Online transactions as a percentage of consolidated transactions	61.0%	57.2%	60.5%	53.4%

Online revenue as a percentage of consolidated revenue increased during the three and nine months ended September 30, 2021, as a result of our store closures during the second and third quarters of 2021, as well as the continued transition of customers to our online channel.

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

	As of
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Company Owned gross loans receivable	$882,356	$769,228	$731,014	$553,722	$497,442
Gross loans receivable Guaranteed by the Company	43,422	37,093	32,439	44,105	39,768
Gross combined loans receivable (1)	$925,778	$806,321	$763,453	$597,827	$537,210
(1) See "Non-GAAP Financial Measures" below for definition and additional information.

Gross combined loans receivable by product is presented below:

Gross combined loans receivable increased $388.6 million, or 72.3%, to $925.8 million as of September 30, 2021, from $537.2 million as of September 30, 2020. The increase was driven by Canada Direct Lending growth of $98.7 million, or 33.8%, and Canada POS Lending gross loans receivables, as a result of our acquisition of Flexiti in March 2021, of $302.3 million. Excluding Canada POS Lending loan balances, gross combined loans receivable increased $86.2 million, or 16.0% year over year. U.S. gross combined loans receivable declined $12.5 million, or 5.1%, due to (i) COVID-19 Impacts, (ii) the runoff of California Installment and Virginia Revolving LOC loans as a result of regulatory impacts, and (iii) additional government stimulus in the first half of 2021. Excluding the California and Virginia runoff portfolios, U.S. gross combined loans receivable grew 14.9%.

Sequentially, gross combined loans receivable increased $119.5 million, or 14.8%, as consumer demand increased. Geographically, U.S. and Canada grew sequentially by 4.0% and 19.0%, respectively, primarily driven by Canada POS Lending growth of $80.9 million, or 36.5%, and Canada Direct Lending Revolving LOC growth of $28.8 million, or 8.5%. Gross combined loans receivable performance by product is described further in the following sections.

Consolidated Results of Operations

Condensed Consolidated Statements of Operations
(in thousands, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 209,280	$ 182,003	$ 27,277	15.0%	$ 593,524	$ 645,318	($ 51,794)	(8.0)%
Provision for losses	70,718	54,750	15,968	29.2%	152,028	218,979	(66,951)	(30.6)%
Net revenue	138,562	127,253	11,309	8.9%	441,496	426,339	15,157	3.6%
Advertising	9,697	14,425	(4,728)	(32.8)%	24,824	32,394	(7,570)	(23.4)%
Non-advertising costs of providing services	54,941	49,258	5,683	11.5%	156,085	154,177	1,908	1.2%
Total cost of providing services	64,638	63,683	955	1.5%	180,909	186,571	(5,662)	(3.0)%
Gross margin	73,924	63,570	10,354	16.3%	260,587	239,768	20,819	8.7%
Operating expense (income)
Corporate, district and other expenses	61,745	36,658	25,087	68.4%	170,206	116,246	53,960	46.4%
Interest expense	25,805	18,383	7,422	40.4%	68,784	54,018	14,766	27.3%
Loss (income) from equity method investment	1,582	(3,530)	5,112	#	(676)	(2,653)	1,977	(74.5)
Gain from equity method investment	—	—	—	#	(135,387)	—	(135,387)	#
Total operating expense	89,132	51,511	37,621	73.0%	102,927	167,611	(64,684)	(38.6)%
Other expense
Loss on extinguishment of debt	40,206	—	40,206	#	40,206	—	40,206	#
Total other expense	40,206	—	40,206	#	40,206	—	40,206	#
(Loss) income from continuing operations before income taxes	(55,414)	12,059	(67,473)	#	117,454	72,157	45,297	62.8%
(Benefit) provision for income taxes	(13,375)	(822)	(12,553)	#	29,241	2,183	27,058	#
Net (loss) income from continuing operations	(42,039)	12,881	(54,920)	#	88,213	69,974	18,239	26.1%
Net income from discontinued operations, net of tax	—	—	—	#	—	1,285	(1,285)	#
Net (loss) income	($ 42,039)	$ 12,881	($ 54,920)	#	$ 88,213	$ 71,259	$ 16,954	23.8%
# - Variance greater than 100% or not meaningful

For the Three Months Ended September 30, 2021 and 2020

Revenue and Net Revenue
For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for losses increased by $16.0 million, or 29.2%, for the three months ended September 30, 2021 compared to the prior-year period. The increase in provision for loan losses was due to (i) changes in loan balances and (ii) higher NCO and past-due rates as COVID-19 Impacts lessened compared to the same period in the prior year. Refer to "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections below for additional details.

Cost of Providing Services

Advertising costs decreased $4.7 million, or 32.8%. The prior-year period included costs for Verge Installment loans which have since been suspended, as described further in "Segment Analysis" below.

Non-advertising costs of providing services increased $5.7 million, or 11.5%, to $54.9 million in the three months ended September 30, 2021, compared to $49.3 million in the three months ended September 30, 2020. The increase was due to (i) higher collection and financial services fees, (ii) the timing and level of performance-based variable compensation and (iii) store closure and severance costs, as described above in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA." These increases were partially offset by cost savings from our store closures in the second and third quarters of 2021.

Corporate, District and Other Expenses

Corporate, district and other expenses were $61.7 million for the three months ended September 30, 2021, an increase of $25.1 million, or 68.4%, compared to the three months ended September 30, 2020. The year-over-year increase was primarily due to (i) $15.7 million of Flexiti operating expenses incurred in 2021, following our acquisition of that company during the first quarter of 2021, (ii) the timing and extent of performance-based variable compensation, for which the underlying plans were cancelled in 2020 due to COVID-19 Impacts, and (iii) higher professional fees related to strategic initiatives. Refer to the "Segment Analysis" sections below for further details.

Interest Expense

Interest expense for the three months ended September 30, 2021 increased $7.4 million, or 40.4%, primarily related to interest on debt acquired with the acquisition of Flexiti and higher year-over-year borrowings on our Non-Recourse U.S. SPV Facility. An additional $2.1 million of interest was incurred for the three months ended September 30, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

Equity Method Investment

Refer to the "Katapult Update for the Three and Nine Months Ended September 30, 2021 and 2020" below for details.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended September 30, 2021 was due to the early redemption of the 8.25% Senior Secured Notes.

Provision for Income Taxes

The effective income tax rate for the three months ended September 30, 2021 was 24.1%. The effective income tax rate was lower than the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more losses in lower-tax rate jurisdictions, driven by the loss on extinguishment of debt of $40.2 million. In addition, we recorded an income tax benefit of $0.9 million from the recognition of a research and development tax credit. This benefit was offset by a nondeductible expense item related to the change in fair value of contingent consideration. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the three months ended September 30, 2021 was 24.0%.

For the Nine Months Ended September 30, 2021 and 2020

Revenue and Net Revenue

For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for losses decreased by $67.0 million, or 30.6%, for the nine months ended September 30, 2021 compared to the prior year. The decrease in provision for loan losses was primarily a result of (i) favorable adjustments to allowance coverage from continued improved credit quality, and (ii) sustained NCO rates. Refer to "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections below for additional details.

Cost of Providing Services

Advertising costs decreased $7.6 million, or 23.4%, year over year, due to (i) the runoff of Verge Installment products and (ii) COVID-19 Impacts as the full effect of COVID-19 did not impact our advertising expenses until the second quarter of 2020.

Non-advertising costs of providing services decreased $1.9 million, or 1.2%, to $156.1 million in the nine months ended September 30, 2021, compared to $154.2 million in the nine months ended September 30, 2020. The decrease was primarily driven by (i) lower collection costs resulting from stimulus-related pay-downs and (ii) lower variable costs as a result of lower demand in the U.S., partially offset by (i) store closure costs, as described above, and (ii) the timing and level of performance-based variable compensation.

Corporate, District and Other Expenses

Corporate, district and other expenses were $170.2 million for the nine months ended September 30, 2021, an increase of $54.0 million, or 46.4%, compared to the nine months ended September 30, 2020. The year-over-year increase was primarily due to (i) $28.2 million of Flexiti operating expense during the nine months ended September 30, 2021, (ii) $6.5 million of transaction costs related to the merger of Katapult and FinServ and the acquisition of Flexiti as described above in "Reconciliation of Net Income from Continuing Operations to EBITDA and Adjusted EBITDA," (iii) $5.7 million of costs related to our store closures and (iv) the timing and extent of performance-based variable compensation. Refer to the "Segment Analysis" sections below for further details.

Interest Expense

Interest expense for the nine months ended September 30, 2021 increased $14.8 million, or 27.3%, primarily related to interest on debt acquired as part of the acquisition of Flexiti and higher year-over-year borrowings on our Non-Recourse U.S. SPV Facility. An additional $2.1 million of interest was incurred for the nine months ended September 30, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

Equity Method Investment

Refer to the "Katapult Update for the Three and Nine Months Ended September 30, 2021 and 2020" below for details.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended September 30, 2021 was due to the redemption of the 8.25% Senior Secured Notes.

Provision for Income Taxes

The effective income tax rate for the nine months ended September 30, 2021 was 24.9%. The effective income tax rate was lower than the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more net income in lower-tax rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million in the second quarter of 2021 and the loss on extinguishment of debt of $40.2 million in the third quarter of 2021.

Additionally, the effective tax rate also includes the release of a valuation allowance of $0.4 million due to our share of Katapult's income, tax benefits related to share-based compensation of $0.2 million, $1.3 million tax expense related to the non-deductible transaction costs and the change in fair value of contingent consideration, $0.3 million tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas returns, and a tax benefit of $0.9 million for the recognition of research and development tax credit.

The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the nine months ended September 30, 2021 was 23.1%.

Katapult Update for the Three and Nine Months Ended September 30, 2021 and 2020

We account for our investment in Katapult using the equity method of accounting. The investment is included in "Investments in Katapult" on the unaudited Condensed Consolidated Balance Sheet. Our share of Katapult's loss was $1.6 million and of its earnings $0.7 million for the three months and nine months ended September 30, 2021, respectively. We recognize our share of Katapult’s earnings or loss on a one-quarter lag.

The Katapult and FinServ merger closed in June 2021. As part of the merger, we received cash consideration of $146.9 million and retained ownership through shares after the merger. As of September 30, 2021, our total cash investment in Katapult is $27.5 million. As of September 30, 2021, we maintain a 19.3% fully diluted ownership in the newly formed public company. Refer to Note 8, Fair Value Measurements, for additional details.

Segment Analysis

Beginning in the first quarter of 2021, when we acquired Flexiti, we report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending. Following is a summary of portfolio performance and results of operations for the segment and period indicated (all periods unaudited except for Q4 2020).

U.S. Portfolio Performance

(in thousands, except percentages)	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
Gross combined loans receivable (1)
Revolving LOC	$ 51,196	$ 47,277	$ 43,387	$ 55,561	$ 56,727
Installment loans - Company Owned	137,987	139,234	142,396	167,890	148,569
Total U.S. Company Owned gross loans receivable	189,183	186,511	185,783	223,451	205,296
Installment loans - Guaranteed by the Company (2)	43,422	37,093	32,439	44,105	39,768
Total U.S. gross combined loans receivable (1)	$ 232,605	$ 223,604	$ 218,222	$ 267,556	$ 245,064

Lending Revenue:
Revolving LOC	$ 27,377	$ 24,091	$ 26,923	$ 31,111	$ 30,431
Installment loans - Company Owned	57,659	55,918	64,516	68,927	62,215
Installment loans - Guaranteed by the Company (2)	43,377	34,908	41,425	42,972	36,731
Total U.S. lending revenue	$ 128,413	$ 114,917	$ 132,864	$ 143,010	$ 129,377

Lending Provision:
Revolving LOC	$ 8,140	$ 6,621	$ 5,039	$ 11,583	$ 11,904
Installment loans - Company Owned	16,792	14,048	11,159	24,629	16,259
Installment loans - Guaranteed by the Company (2)	23,146	12,583	9,648	22,621	14,936
Total U.S. lending provision	$ 48,078	$ 33,252	$ 25,846	$ 58,833	$ 43,099

Lending Net Revenue
Revolving LOC	$ 19,237	$ 17,470	$ 21,884	$ 19,528	$ 18,527
Installment loans - Company Owned	40,867	41,870	53,357	44,298	45,956
Installment loans - Guaranteed by the Company (2)	20,231	22,325	31,777	20,351	21,795
Total U.S. lending net revenue	$ 80,335	$ 81,665	$ 107,018	$ 84,177	$ 86,278

NCOs
Revolving LOC	$ 8,329	$ 7,271	$ 9,904	$ 12,500	$ 10,595
Installment loans - Company Owned	19,548	18,617	17,313	19,620	16,758
Installment loans - Guaranteed by the Company (2)	21,404	12,044	12,150	21,590	13,902
Total U.S. NCOs	$ 49,281	$ 37,932	$ 39,367	$ 53,710	$ 41,255

NCO rate (3)
Revolving LOC	16.9%	16.0%	20.0%	22.3%	19.3%
Installment loans - Company Owned	14.1%	13.2%	11.2%	12.4%	11.4%
Total U.S. Company Owned NCO rate	14.8%	13.9%	13.3%	15.0%	13.5%
Installment loans - Guaranteed by the Company (2)	53.2%	34.6%	31.7%	51.5%	37.6%
Total U.S. NCO rate	21.6%	17.2%	16.2%	21.0%	17.2%

ALL and CSO Liability for Losses (4)
Revolving LOC	$ 13,480	$ 13,669	$ 14,319	$ 19,185	$ 20,101
Installment loans - Company Owned	18,491	21,246	25,815	31,971	26,961
Installment loans - Guaranteed by the Company (2)	7,007	5,265	4,727	7,228	6,198

(in thousands, except percentages)	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
Total U.S. ALL and CSO Liability for Losses	$ 38,978	$ 40,180	$ 44,861	$ 58,384	$ 53,260

ALL and CSO Liability for Losses rate (5)
Revolving LOC	26.3%	28.9%	33.0%	34.5%	35.4%
Installment loans - Company Owned	13.4%	15.3%	18.1%	19.0%	18.1%
Total U.S. Company Owned ALL rate	16.9%	18.7%	21.6%	22.9%	22.9%
Installment loans - Guaranteed by the Company (2)	16.1%	14.2%	14.6%	16.4%	15.6%
Total ALL and CSO Liability for Losses rate	16.8%	18.0%	20.6%	21.8%	21.7%

Past-due rate (5)
Revolving LOC	30.5%	26.6%	26.3%	30.7%	27.9%
Installment loans - Company Owned	20.1%	18.7%	18.0%	19.0%	16.6%
Total U.S. Company Owned past-due rate	22.9%	20.7%	19.9%	21.9%	19.8%

Installment loans - Guaranteed by the Company (2)	19.8%	17.4%	12.8%	14.1%	15.4%

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

U.S. Net Revenue

U.S. revenues decreased by $1.2 million, or 0.9%, to $131.7 million, compared to the prior-year period for the three months ended September 30, 2021, primarily as a result of the COVID-19 Impacts on gross combined loans receivable and the runoff of California Installment and Virginia Revolving LOC loans due to regulatory changes. See the loan performance discussions below for further details. Excluding the impacted California and Virginia loan portfolios, U.S. revenues increased $14.2 million, or 12.9%.

The provision for losses increased $4.9 million, or 11.4%, year over year, primarily as a result of relative sequential change in loan balances and higher NCO and past-due rates as COVID-19 Impacts lessen compared to the same period in the prior year. U.S. past-due rates, including loans Guaranteed by the Company, increased by 325 bps, or 17.2%, year over year, and 215 bps, or 10.6%, sequentially. For the three months ended September 30, 2021, U.S. NCO rate increased 440 bps, or 25.4%, year over year, and increased 440 bps, or 25.8%, sequentially.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of September 30, 2021 decreased $5.5 million, or 9.8%, compared to the prior year, resulting in a related revenue decrease of $3.1 million, or 10.0%, primarily due to the runoff of Virginia Revolving LOC loans. Excluding the impacted Virginia loans, U.S. Revolving LOC gross loans receivable increased $6.1 million, or 14.5%, year over year, and related revenue increased $3.6 million, or 16.2%. Sequentially, U.S. Revolving LOC loan balances increased $3.9 million, or 8.3%. The Revolving LOC allowance coverage decreased year over year from 35.4% to 26.3% for the three months ended September 30, 2021. The decrease was due to a decline in TDR loans as a percentage of total gross loans receivable and sustained favorable NCO trends during the first nine months of 2021. For the three months ended September 30, 2021, NCO rates improved from 19.3% to 16.9% year over year.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of September 30, 2021 decreased $10.6 million, or 7.1%, and revenue decreased $4.6 million, or 7.3%, compared to the prior year, primarily due to COVID-19 Impacts and regulatory changes in California effective January 1, 2020. Excluding the run-off of California loans, U.S. Installment loans increased $18.0 million, or 17.2%, year over year, and related revenue increased $4.2 million, or 8.7%. The Installment loans allowance coverage decreased from 18.1% in the prior year to 13.4% as of September 30, 2021, largely due to sustained favorable trends in NCOs. Sequentially, allowance coverage decreased from 15.3% to 13.4%.

We launched Verge installment loans originated by Stride Bank in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, Stride informed us in the first quarter of 2021 that it planned to focus on near-prime loans as they represented a larger addressable market and offered greater opportunity to scale. As a result, Stride discontinued new Verge Credit loans in April 2021. Verge loan balances totaled $11.5 million as of September 30, 2021. We expect an orderly run-off of these balances over approximately the next 18 months.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company increased $3.7 million, or 9.2%, year over year and increased $6.3 million, or 17.1%, sequentially. The CSO liability for losses rate increased from 15.6% to 16.1% year over year due to continued higher NCO and past-due rates as government stimulus payments runoff. Sequentially, the CSO liability for losses coverage increased from 14.2% to 16.1% for the three months ended September 30, 2021. For the three months ended September 30, 2021, the NCO rate for U.S. Installment loans Guaranteed by the Company increased 1,550 bps, or 41.2%, year over year, and increased 1,850 bps, or 53.5%, sequentially. The increase in NCO rates for both periods is primarily due to loan growth, and within this growth a shift to more new borrowers versus seasoned borrowers and more online originations versus store-based, both of which carry higher risk in their early stages.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 131,674	$ 132,848	($ 1,174)	(0.9)%	$ 386,960	$ 491,936	($ 104,976)	(21.3)%
Provision for losses	48,430	43,485	4,945	11.4%	108,108	171,056	(62,948)	(36.8)%
Net revenue	83,244	89,363	(6,119)	(6.8)%	278,852	320,880	(42,028)	(13.1)%
Advertising	8,297	13,405	(5,108)	(38.1)%	21,527	29,619	(8,092)	(27.3)%
Non-advertising costs of providing services	35,719	32,574	3,145	9.7%	99,711	103,477	(3,766)	(3.6)%
Total cost of providing services	44,016	45,979	(1,963)	(4.3)%	121,238	133,096	(11,858)	(8.9)%
Gross margin	39,228	43,384	(4,156)	(9.6)%	157,614	187,784	(30,170)	(16.1)%
Corporate, district and other expenses	40,058	31,503	8,555	27.2%	124,385	98,784	25,601	25.9%
Interest expense	19,481	16,107	3,374	20.9%	53,177	47,066	6,111	13.0%
Loss (income) from equity method investment	1,582	(3,530)	5,112	#	(676)	(2,653)	1,977	(74.5)%
Gain from equity method investment	—	—	—	#	(135,387)	—	(135,387)	#
Total operating expense	61,121	44,080	17,041	38.7%	41,499	143,197	(101,698)	(71.0)%
Loss on extinguishment of debt	40,206	—	40,206	#	40,206	—	40,206	#
Total other expense	40,206	—	40,206	#	40,206	—	40,206	#
Segment operating (loss) income	(62,099)	(696)	(61,403)	#	75,909	44,587	31,322	70.2%
Interest expense	19,481	16,107	3,374	20.9%	53,177	47,066	6,111	13.0%
Depreciation and amortization	3,020	3,228	(208)	(6.4)%	9,154	9,914	(760)	(7.7)%
EBITDA (1)	(39,598)	18,639	(58,237)	#	138,240	101,567	36,673	36.1%
Restructuring costs	5,651	—	5,651		11,414	—	11,414
Legal and other costs	370	1,029	(659)		370	2,779	(2,409)
Loss (income) from equity method investment	1,582	(3,530)	5,112		(676)	(2,653)	1,977
Gain from equity method investment	—	—	—		(135,387)	—	(135,387)
Transaction costs	141	386	(245)		6,482	723	5,759
Loss on extinguishment of debt	40,206	—	40,206		40,206	—	40,206
Share-based compensation	3,998	3,392	606		10,148	9,896	252
Other adjustments	(195)	(105)	(90)		(600)	59	(659)
Adjusted EBITDA (1)	$ 12,155	$ 19,811	($ 7,656)	(38.6)%	$ 70,197	$ 112,371	($ 42,174)	(37.5)%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

U.S. Segment Results - For the Three Months Ended September 30, 2021 and 2020

For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended September 30, 2021 and 2020, see "U.S. Portfolio Performance," above.

Advertising costs for the three months ended September 30, 2021 were $8.3 million, a decrease of $5.1 million, or 38.1%, compared to $13.4 million for the three months ended September 30, 2020, primarily due to the runoff of Verge Installment loans, as previously described.

Non-advertising costs of providing services for the three months ended September 30, 2021 were $35.7 million, an increase of $3.1 million, or 9.7%, compared to $32.6 million for the three months ended September 30, 2020, primarily due to severance costs related to store closures, as further described below.

Corporate, district and other expenses were $40.1 million for the three months ended September 30, 2021, an increase of $8.6 million, or 27.2%, compared to the prior-year period. The year-over-year increase was primarily due to (i) personnel investments in our technology and operation teams, (ii) higher discretionary variable compensation, and (iii) increased professional fees related to strategic initiatives.

As previously announced, we closed 49 U.S. stores, 30 of which occurred in the third quarter, in response to evolving customer channel preferences that were accelerated by the impacts of COVID-19. The store closures represented nearly 25% of our U.S. stores and, other than Illinois, which were closed earlier in the year due to regulatory changes, reflect strategic consolidation of locations in dense local markets. The impacted locations generated only 8% of our U.S. store revenue in 2020. As our omni-channel platform allows customers to transition seamlessly online, to an adjacent store or to contact centers, this consolidation reduces annual operating costs by approximately $20 million while maximizing the likelihood of retaining a large percentage of customers that had utilized the impacted stores.

As a result of the store closures, we incurred $5.7 million of closure-related charges during the three months ended September 30, 2021 and $11.4 million during the nine months ended September 30, 2021. These costs consisted of (i) severance and employee costs, (ii) lease termination costs and (iii) net accelerated depreciation and write-off of ROU assets and liabilities. As of September 30, 2021, we operated 160 stores in the U.S. and 201 stores in Canada.

U.S. interest expense for the three months ended September 30, 2021 increased $3.4 million, or 20.9%, primarily related to higher year-over-year borrowings on our Non-Recourse U.S. SPV Facility. An additional $2.1 million of interest was incurred for the nine months ended September 30, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag. We recorded a loss of $1.6 million for the three months ended September 30, 2021.

Loss on extinguishment of debt of $40.2 million for the three months ended September 30, 2021 was due to the redemption of the 8.25% Senior Secured Notes due 2025.

U.S. Segment Results - For the Nine Months Ended September 30, 2021 and 2020

U.S. revenues decreased $105.0 million, or 21.3%, compared to the prior-year period for the nine months ended September 30, 2021 as a result of decreases in combined gross loans receivable from COVID-19 Impacts and the continued run-off of California Installment and Virginia Revolving LOC loans due to regulatory changes. Excluding the impact of California Installment and Virginia Revolving LOC loan runoff, U.S. revenues decreased $46.9 million, or 11.5%.

The provision for losses decreased $62.9 million, or 36.8%, for the nine months ended September 30, 2021, compared to the prior-year period, primarily as a result of (i) favorable adjustments to allowance coverage from continued improved credit quality, and (ii) sustained lower NCO rates.

Advertising costs were $21.5 million for the nine months ended September 30, 2021, a decrease of $8.1 million, or 27.3%, compared to the prior-year period due to (i) the runoff of Verge Installment products and (ii) COVID-19 Impacts as the full effect of COVID-19 did not impact our advertising spend until the second quarter of 2020.

Non-advertising costs of providing services for the nine months ended September 30, 2021 were $99.7 million, a decrease of $3.8 million, or 3.6%, compared to $103.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by lower collection costs resulting from stimulus-related pay-downs and lower variable costs as a result of store closures. The decreases were partially offset by higher performance-based variable compensation and certain store closure costs as previously described.

Corporate, district and other expenses were $124.4 million for the nine months ended September 30, 2021, an increase of $25.6 million, or 25.9%, compared to the nine months ended September 30, 2020. The increase was primarily due to (i) the timing and level of performance-based variable compensation, (ii) additional costs related to our technology and operations personnel and (iii) certain costs related to our store closures as discussed above.

U.S. interest expense for the nine months ended September 30, 2021 increased $6.1 million, or 13.0%, primarily related to higher year-over-year borrowings on our Non-Recourse U.S. SPV Facility. An additional $2.1 million of interest was incurred for the nine months ended September 30, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag and recorded income of $0.7 million for the nine months ended September 30, 2021. As a result of the merger between Katapult and FinServ, which closed during the second quarter of 2021, we recorded an additional gain of $135.4 million during the nine months ended September 30, 2021, which represents cash we received, net of the basis of our investment in Katapult.

Loss on extinguishment of debt of $40.2 million for the nine months ended September 30, 2021 was due to the redemption of the 8.25% Senior Secured Notes due 2025.

Canada Direct Lending and Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
Gross loans receivable
Canada Direct Lending Revolving LOC	$ 366,509	$ 337,700	$ 319,307	$ 303,323	$ 265,507
Canada Direct Lending Installment loans	24,315	23,564	24,385	26,948	26,639
Total Canada Direct Lending gross loans receivable	$ 390,824	$ 361,264	$ 343,692	$ 330,271	$ 292,146

Total Canada POS Lending gross loans receivable	$ 302,349	$ 221,453	$ 201,539	$ —	$ —

Lending Revenue:
Canada Direct Lending Revolving LOC	$ 40,239	$ 37,450	$ 34,368	$ 31,962	$ 28,280
Canada Direct Lending Installment loans	11,331	10,541	10,447	11,106	10,238
Total Canada Direct Lending - lending revenue	$ 51,570	$ 47,991	$ 44,815	$ 43,068	$ 38,518

Canada POS Lending - lending revenue	$ 10,646	$ 6,495	$ 1,383	$ —	$ —

Lending Provision:
Canada Direct Lending Revolving LOC	$ 11,375	$ 7,066	$ 7,909	$ 8,679	$ 9,751
Canada Direct Lending Installment loans	2,512	1,438	1,234	1,972	1,426
Total Canada Direct Lending - lending provision	$ 13,887	$ 8,504	$ 9,143	$ 10,651	$ 11,177

Canada POS Lending - lending provision	$ 8,285	$ 2,986	$ 855	$ —	$ —

Lending Net Revenue
Canada Direct Lending Revolving LOC	$ 28,864	$ 30,384	$ 26,459	$ 23,283	$ 18,529
Canada Direct Lending Installment loans	8,819	9,103	9,213	9,134	8,812
Total Canada Direct Lending - lending net revenue	$ 37,683	$ 39,487	$ 35,672	$ 32,417	$ 27,341

Canada POS Lending - lending net revenue	$ 2,361	$ 3,509	$ 528	$ —	$ —

NCOs
Canada Direct Lending Revolving LOC	$ 9,887	$ 10,838	$ 11,097	$ 8,907	$ 7,568
Canada Direct Lending Installment loans	2,444	1,513	1,669	2,060	1,289

(in thousands, except percentages)	Q3 2021	Q2 2021	Q1 2021	Q4 2020	Q3 2020
Total Canada Direct Lending NCOs	$ 12,331	$ 12,351	$ 12,766	$ 10,967	$ 8,857

Canada POS Lending NCOs (1)	$ 1,827	$ 1,509	$ 213	$ —	$ —

NCO rate (2)
Canada Direct Lending Revolving LOC	2.8%	3.3%	3.6%	3.1%	3.0%
Canada Direct Lending Installment loans	10.2%	6.3%	6.5%	7.7%	5.0%
Total Canada Direct Lending NCO rate	3.3%	3.5%	3.8%	3.5%	3.2%

Canada POS Lending NCO rate	0.7%	0.7%	NM (3)	—%	—%

ALL (4)
Canada Direct Lending Revolving LOC	$ 27,429	$ 26,602	$ 29,916	$ 32,773	$ 31,316
Canada Direct Lending Installment loans	1,790	1,767	1,819	2,233	2,204
Total Canada Direct Lending ALL	$ 29,219	$ 28,369	$ 31,735	$ 35,006	$ 33,520

Canada POS Lending ALL (5)	$ 11,353	$ 4,577	$ 519	$ —	$ —

ALL rate (6)
Canada Direct Lending Revolving LOC	7.5%	7.9%	9.4%	10.8%	11.8%
Canada Direct Lending Installment loans	7.4%	7.5%	7.5%	8.3%	8.3%
Total Canada Direct Lending ALL rate	7.5%	7.9%	9.2%	10.6%	11.5%

Canada POS Lending ALL rate	3.8%	2.1%	0.3%	—%	—%

Past-due rate (6)
Canada Direct Lending Revolving LOC	6.8%	5.8%	6.4%	6.8%	6.0%
Canada Direct Lending Installment loans	2.0%	2.3%	2.1%	2.1%	2.9%
Total Canada Direct Lending past-due rate	6.5%	5.5%	6.1%	6.4%	5.7%

Canada POS Lending past-due rate	4.8%	5.4%	5.7%	—%	—%

(1) For the second and third quarters of 2021, NCOs presented above include $2.4 million and $0.6 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.
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

Canada Direct Lending Net Revenue

Canada Direct Lending revenue increased year over year by $17.0 million, or 34.7%, ($13.4 million, or 27.3%, on a constant currency basis), for the three months ended September 30, 2021, due to the growth of Revolving LOC loans in Canada. Sequentially, Canada Direct Lending revenue increased $4.3 million, or 7.0%.

The provision for losses increased $2.7 million, or 24.3%, ($2.0 million, or 17.4%, on a constant currency basis), to $14.0 million for the three months ended September 30, 2021, compared to $11.3 million in the prior-year period. The increase in provision for loan losses was primarily due to higher past-due rates, which increased from 5.7% to 6.5% year over year. NCO rates remained consistent year over year and improved from 3.5% to 3.3% sequentially. As of September 30, 2021, allowance coverage decreased sequentially by approximately 40 bps, or 4.8%.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $101.0 million, or 38.0%, ($83.3 million, or 31.4%, on a constant currency basis) year over year and $28.8 million, or 8.5% ($37.8 million, or 11.2%, on a constant currency basis) sequentially. Revolving LOC revenue increased $12.0 million, or 42.3%, year over year and $2.8 million, or 7.4%, sequentially ($9.7 million, or 34.5%, and $3.8 million, or 10.2%, respectively, on a constant currency basis). The allowance coverage decreased year over year from 11.8% to 7.5% as of September 30, 2021 primarily due to favorable trends in NCOs and lower TDRs as a percentage of total gross loans receivable. The quarterly NCO rate improved by 25 bps, or 7.7%, year-over-year and 50 bps, or 14.9%, sequentially.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $1.1 million, or 10.7%, ($0.5 million, or 4.6%, on a constant currency basis) year over year. Installment gross loans receivable decreased $2.3 million, or 8.7% ($3.5 million, or 13.1%, on a constant currency basis) year over year. The year-over-year decrease in Installment loans was due to a continued shift to Revolving LOC loans, as well as COVID-19 related constraints on demand, particularly as related to store-originated Installment loans. The Installment allowance coverage decreased year over year from 8.3% to 7.4% as a result of lower TDRs as a percentage of total gross loans receivable and favorable trends in past-due balances. The year-over-year past-due rate for Installment loans improved by 90 bps, or 31.1%. Sequentially, Installment gross loans receivable increased $0.8 million, or 3.2%, ($1.3 million, or 5.7%, on a constant currency basis) and related revenue increased $0.8 million, or 7.5% ($1.1 million, or 10.2%, on a constant currency basis).

Canada POS Lending Revolving LOC loan performance

Canada POS Lending Revolving LOC gross loans receivable as of September 30, 2021 was $302.3 million, including a discount of $5.6 million related to purchase accounting adjustments ($307.9 million prior to purchase accounting adjustments). For the three months ended September 30, 2021, Canada POS Lending revenue was $11.4 million, net of a $1.8 million reduction from acquisition-related adjustments for the period. For a full discussion of the purchase accounting and acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" above. Revolving LOC gross loans receivable generally charge-off at 180 days past due. NCOs were $1.8 million for the three months ended September 30, 2021. The Canada POS Lending NCO and past-due rates for the quarter were 0.7% and 4.8%, respectively.

Originations for the three months ended September 30, 2021 were $199.8 million in C$, an increase of C$126.9 million, or 173.8%, from the prior-year period of C$73.0 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $80.9 million, or 36.5%.

Canada Direct Lending Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Revenue	$ 66,190	$ 49,155	$ 17,035	34.7%	$ 186,510	$ 153,382	$ 33,128	21.6%
Provision for losses	14,003	11,265	2,738	24.3%	31,793	47,923	(16,130)	(33.7)%
Net revenue	52,187	37,890	14,297	37.7%	154,717	105,459	49,258	46.7%
Advertising	1,139	1,020	119	11.7%	2,821	2,775	46	1.7%
Non-advertising costs of providing services	18,860	16,684	2,176	13.0%	55,625	50,700	4,925	9.7%
Total cost of providing services	19,999	17,704	2,295	13.0%	58,446	53,475	4,971	9.3%
Gross margin	32,188	20,186	12,002	59.5%	96,271	51,984	44,287	85.2%
Corporate, district and other expenses	6,004	5,155	849	16.5%	17,644	17,462	182	1.0%
Interest expense	2,440	2,276	164	7.2%	7,293	6,952	341	4.9%
Total operating expense	8,444	7,431	1,013	13.6%	24,937	24,414	523	2.1%
Segment operating income	23,744	12,755	10,989	86.2%	71,334	27,570	43,764	#
Interest expense	2,440	2,276	164	7.2%	7,293	6,952	341	4.9%
Depreciation and amortization	1,124	1,130	(6)	(0.5)%	3,394	3,398	(4)	(0.1)%
EBITDA (1)	27,308	16,161	11,147	69.0%	82,021	37,920	44,101	#
Canada GST adjustment	—	—	—		—	2,160	(2,160)
Other adjustments	94	143	(49)		242	580	(338)
Adjusted EBITDA (1)	$ 27,402	$ 16,304	$ 11,098	68.1%	$ 82,263	$ 40,660	$ 41,603	102.3%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Results of Consolidated Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada Direct Lending Segment Results - For the Three Months Ended September 30, 2021 and 2020
For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended September 30, 2021 and 2020, see "Canada Direct Lending and Canada POS Lending Portfolio Performance" above.
Canada Direct Lending cost of providing services were $20.0 million for the three months ended September 30, 2021, an increase of $2.3 million, or 13.0%, ($1.2 million, or 6.8%, on a constant currency basis), compared to the prior year, primarily due to higher store operating costs, because the prior year was impacted by COVID-19 shutdowns.

Canada Direct Lending operating expenses increased to $8.4 million for the three months ended September 30, 2021 compared to $7.4 million for the three months ended September 30, 2020.

Canada Direct Lending Segment Results - For the Nine Months Ended September 30, 2021 and 2020

Canada Direct Lending revenue increased $33.1 million, or 21.6%, ($19.1 million, or 12.5%, on a constant currency basis), to $186.5 million for the nine months ended September 30, 2021, from $153.4 million in the prior year, primarily due to higher consumer demand as COVID-19 Impacts lessened. Canada Direct Lending Revolving LOC gross loans receivable grew $101.0 million, or 38.0%, year over year, contributing to related revenue growth of $29.0 million, or 34.9%, for the nine months ended September 30, 2021 compared to the prior-year period.

The provision for losses decreased $16.1 million, or 33.7%, ($18.4 million, or 38.5% on a constant currency basis), to $31.8 million for the nine months ended September 30, 2021, compared to $47.9 million in the prior-year period. The decrease in provision for loan losses was the result of lower NCOs and the related impact of changes in allowance coverage due to an increase in credit quality for Revolving LOC loans. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance" above for additional details on quarterly loss and allowance rates.

Canada Direct Lending cost of providing services for the nine months ended September 30, 2021 was $58.4 million, an increase of $5.0 million, or 9.3%, ($0.6 million, or 1.1%, on a constant currency basis), compared to $53.5 million for the nine months ended September 30, 2020, primarily related to volume-driven variable costs, such as financial services fees and higher store operating costs for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Canada Direct Lending operating expenses for the nine months ended September 30, 2021 were $24.9 million for the nine months ended September 30, 2021 compared to $24.4 million for the nine months ended September 30, 2020.

Canada POS Lending Results of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands, unaudited)	2021	2021
Revenue	$ 11,416	$ 20,054
Provision for losses	8,285	12,127
Net revenue	3,131	7,927
Advertising	261	476
Non-advertising costs of providing services	362	749
Total cost of providing services	623	1,225
Gross margin	2,508	6,702
Corporate, district and other expenses	15,683	28,177
Interest expense	3,884	8,314
Total operating expense	19,567	36,491
Segment operating loss	(17,059)	(29,789)
Interest expense	3,884	8,314
Depreciation and amortization	3,141	7,137
EBITDA (1)	(10,034)	(14,338)
Acquisition-related adjustments	4,292	9,787
Change in fair value of contingent consideration	3,825	3,825
Other adjustments	(17)	(34)
Adjusted EBITDA (1)	($ 1,934)	($ 760)
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada POS Lending Segment Results - For the Three and Nine Months Ended September 30, 2021

For a discussion of revenue, provision for losses and related gross loans receivables, see the "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for the three months ended September 30, 2021. Canada POS Lending segment revenue includes revenue from merchant discounts and ancillary products. MDR represents the discount merchant partners provide to help facilitate customer credit card purchases at merchant locations. The fee is recognized over the estimated average loan term of 12 months. Ancillary revenue includes administrative fees, annual fees, insurance product fees and other fees charged to customers.

For the nine months ended September 30, 2021, Canada POS Lending revenue was $20.1 million, and included a $5.8 million reduction as a result of acquisition-related adjustments. For a full discussion of acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" earlier within this Form 10-Q.

Provision for losses for the nine months ended September 30, 2021 was $12.1 million. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for additional details on quarterly loss and allowance rates.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income from continuing operations plus or minus certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, restructuring costs, loss on extinguishment of debt, adjustments related to acquisition accounting, share-based compensation, intangible asset amortization, certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
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

Reconciliation of Net (Loss) Income from Continuing Operations and Diluted Earnings per Share to Adjusted Net Income and Adjusted Diluted Earnings per Share, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Net (loss) income from continuing operations	($ 42,039)	$ 12,881	($ 54,920)	#	$ 88,213	$ 69,974	$ 18,239	26.1%
Adjustments:
Restructuring costs (1)	5,651	—			11,414	—
Legal and other costs (2)	370	1,029			370	2,779
Loss (income) from equity method investment (3)	1,582	(3,530)			(676)	(2,653)
Gain from equity method investment (4)	—	—			(135,387)	—
Transaction costs (5)	141	386			6,482	723
Acquisition-related adjustments (6)	4,292	—			9,787	—
Change in fair value of contingent consideration (7)	3,825	—			3,825	—
Loss on extinguishment of debt (8)	42,262	—			42,262	—
Share-based compensation (9)	3,998	3,392			10,148	9,896
Intangible asset amortization (10)	1,774	750			4,471	2,246
Canada GST adjustment (11)	—	—			—	2,160
Income tax valuations (12)	—	—			—	(3,472)
Impact of tax law changes (13)	—	(2,137)			—	(11,251)
Cumulative tax effect of adjustments (14)	(15,411)	(1,445)			13,058	(4,630)
Adjusted Net Income	$ 6,445	$ 11,326	($ 4,881)	(43.1)%	$ 53,967	$ 65,772	($ 11,805)	(17.9)%

Net (loss) income from continuing operations	($ 42,039)	$ 12,881			$ 88,213	$ 69,974
Diluted Weighted Average Shares Outstanding	41,220	41,775			43,422	41,660
Adjusted Diluted Weighted Average Shares Outstanding	43,285	41,775			43,422	41,660
Diluted Earnings per Share from continuing operations	($ 1.02)	$ 0.31	($ 1.33)	#	$ 2.03	$ 1.68	$ 0.35	20.8%
Per Share impact of adjustments to Net income from continuing operations	1.17	(0.04)			(0.79)	(0.10)
Adjusted Diluted Earnings per Share	$ 0.15	$ 0.27	($ 0.12)	(44.4)%	$ 1.24	$ 1.58	($ 0.34)	(21.5)%
Note: Footnotes follow Reconciliation of Net income table on the next page

Reconciliation of Net (Loss) Income from Continuing Operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, unaudited)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Net (loss) income from continuing operations	($ 42,039)	$ 12,881	($ 54,920)	#	$ 88,213	$ 69,974	$ 18,239	26.1%
(Benefit) provision for income taxes	(13,375)	(822)	(12,553)	#	29,241	2,183	27,058	#
Interest expense	25,805	18,383	7,422	40.4%	68,784	54,018	14,766	27.3%
Depreciation and amortization	7,285	4,358	2,927	67.2%	19,685	13,312	6,373	47.9%
EBITDA	(22,324)	34,800	(57,124)	#	205,923	139,487	66,436	47.6%
Restructuring costs (1)	5,651	—			11,414	—
Legal and other costs (2)	370	1,029			370	2,779
Loss (income) from equity method investment (3)	1,582	(3,530)			(676)	(2,653)
Gain from equity method investment (4)	—	—			(135,387)	—
Transaction costs (5)	141	386			6,482	723
Acquisition-related adjustments (6)	4,292	—			9,787	—
Change in fair value of contingent consideration (7)	3,825	—			3,825	—
Loss on extinguishment of debt (8)	40,206	—			40,206	—
Share-based compensation (9)	3,998	3,392			10,148	9,896
Canada GST adjustment (11)	—	—			—	2,160
Other adjustments (15)	(118)	38			(392)	639
Adjusted EBITDA	$ 37,623	$ 36,115	$ 1,508	4.2%	$ 151,700	$ 153,031	($ 1,331)	(0.9)%
Adjusted EBITDA Margin	18.0%	19.8%			25.6%	23.7%
# - Change greater than 100% or not meaningful

(1)	Restructuring costs for the three and nine months ended September 30, 2021 resulted from U.S. store closures and consisted of (i) severance costs for store employees, (ii) lease termination costs, and (iii) accelerated depreciation, partially offset by the net write-off of ROU assets and lease liabilities.
(2)
Legal and other costs for the three and nine months ended September 30, 2021 included costs related to certain legal matters.

Legal and other costs for the three and nine months ended September 30, 2020 included (i) settlement costs related to certain legal matters (ii) costs for certain securities litigation and related matters and (iii) severance costs for certain corporate employees separate from restructuring costs.

(3)	The amount reported is our share of Katapult's U.S. GAAP net (income) loss, recognized on a one quarter lag.
(4)
During the nine months ended September 30, 2021, we recorded an additional gain on our investment in Katapult of $135.4 million. The gain represents cash we received, net of the basis of our investment in Katapult, upon the completion of the business combination between Katapult and FinServ. Refer to "Katapult Update for the Three and Nine Months Ended September 30, 2021 and 2020" below for additional details.

(5)
Transaction costs for the nine months ended September 30, 2021 relate to Katapult and FinServ business combination and the Flexiti acquisition.

Transaction costs for the nine months ended September 30, 2020 relate to the acquisition of Ad Astra and legal and advisory costs related to the Flexiti acquisition.

(6)	During the nine months ended September 30, 2021, $9.8 million of acquisition-related adjustments relate to the acquired Flexiti loan portfolio as of March 10, 2021. Refer to "Consolidated Revenue by Product and Segment" for additional details.
(7)	In connection with our acquisition of Flexiti, we recorded a $3.8 million adjustment related to the fair value of the contingent consideration for the three and nine months ended September 30, 2021.
(8)	On July 30, 2021, we entered into new 7.50% Senior Secured Notes due 2028, which were used on August 12, 2021 to extinguish the 8.25% Senior Secured Notes due 2025. During the three and nine months ended September 30, 2021, $40.2 million from the loss on the extinguishment of debt in determining Adjusted EBITDA was due to the early redemption of the 8.25% Senior Secured Notes due 2025. An additional $2.1 million of interest was incurred for the three and nine months ended September 30, 2021 in determining Adjusted Net income, which represents interest on the 8.25% Senior Secured Notes due 2025 for the period between July 30, 2021 and August 12, 2021. This is the period during which both Senior Secured Notes were outstanding.
(9)	The estimated fair value of share-based awards was recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(10)	Intangible asset amortization primarily included amortization of identifiable intangible assets established in connection with the acquisition of Flexiti.
(11)
We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the Goods and Services Tax ("GST") due.

(12)
During the nine months ended September 30, 2020, a Texas court ruling related to the apportionment of income to the state for an unrelated company resulted in a change in estimate regarding the realization of a tax benefit previously taken. Accordingly, we recorded a $1.1 million liability for our estimated exposure related to this position, which was settled in April 2021. Also in the nine months ended September 30, 2020, we released a $4.6 million valuation allowance related to NOLs for certain entities in Canada.

(13)	On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the nine months ended September 30, 2020, we recorded an income tax benefit of $11.3 million related to the carryback of NOL from tax years 2018 and 2019.
(14)	Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(15)	Other adjustments primarily reflect the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended September 30, 2021 and 2020, 37.1% and 27.0%, respectively, of our revenues from continuing operations were originated in Canada. For the nine months ended September 30, 2021 and 2020, 34.8% and 23.8%, respectively, of our revenues from continuing operations were originated in Canada. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7941	0.7504	0.0437	5.8%	$0.7993	$0.7391	$0.0602	8.1%

Balance Sheet - Exchange Rate as of September 30, 2021 and December 31, 2020

	September 30,	December 31,	Change
	2021	2020	$	%
Exchange Rate for the Canadian Dollar	0.7851	0.7863	(0.0012)	(0.2)%

The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of the Canada Direct Lending segment performance. The fluctuation in foreign exchange rates between March 10, 2021 and September 30, 2021 was minimal and thus the constant currency impact on our Canada POS Lending segment was not material. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to the Canadian Dollar. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

For our Canada Direct Lending segment, we calculated the revenues and gross margin below during the three and nine months ended September 30, 2021 using the actual average exchange rate during the three and nine months ended September 30, 2020 (in thousands, unaudited).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$62,551	$49,155	$13,396	27.3%	$172,484	$153,382	$19,102	12.5%
Gross Margin	30,430	20,186	10,244	50.7%	88,948	51,984	36,964	71.1%

We calculated gross loans receivable below as of September 30, 2021 using the actual exchange rate as of December 31, 2020 (in thousands, unaudited).

	September 30,	December 31,	Change
	2021	2020	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$391,438	$330,271	$61,167	18.5%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations, our Senior Revolver, Cash Money Revolving Credit Facility, Non-Recourse U.S. SPV Facility, Non-Recourse Canada SPV Facility, Non-Recourse Flexiti SPE Facility, and funds from third-party lenders under our CSO programs. In July 2021, we issued $750.0 million of 7.50% Senior Secured Notes, due 2028. The net proceeds from the sale of the 7.50% Senior Secured Notes were used (i) to redeem our outstanding 8.25% Senior Secured Notes, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes. Refer to Note 5, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

As of September 30, 2021, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our growth strategy in both the U.S. and Canada, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. In the first quarter of 2021, our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%. Additionally, in May 2021 our Board of Directors authorized a new share repurchase program for up to $50.0 million of our common stock. Refer to Note 16, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

Our level of cash flow provided by operating activities typically experiences, under normal (i.e., non-pandemic) circumstances, seasonal fluctuation related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we did during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while increasing cash inflows through loan repayments.

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. Our cash on hand and total liquidity remains at elevated levels as of September 30, 2021 due to a number of factors, including (i) a one-time cash inflow of $146.9 million from the monetization of a significant portion of our investment in Katapult, (ii) a recent increase in accelerated loan repayments as customers benefited from COVID-19-related government stimulus programs, (iii) favorable customer credit performance, and (iv)

the runoff of California Installment and Virginia Revolving LOC loans following regulatory changes. The elevated cash on hand was partially offset by our use of cash for the acquisition of Flexiti and payment of fees related to the extinguishment of the 8.25% Senior Secured Notes. These factors resulted in our available cash on hand of $205.8 million and our total liquidity of $377.1 million as of September 30, 2021. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisition of Flexiti, which closed on March 10, 2021, has increased our product offerings to include customers in the prime space. The acquisition also allows us to tailor our current product structure to Flexiti's POS model, potentially expanding to sub-prime customers. These initiatives to expand our product offerings and grow the Flexiti line of business can materially impact our future cash flows. For further information regarding the Flexiti acquisition, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 14, "Goodwill," and Note 15, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements.

We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Counterparties	Balance as of September 30, 2021 (in USD)
Non-Recourse Canada SPV Facility (1)	C$175.0 million	3-Mo CDOR + 6.75%	September 2, 2023	Waterfall Asset Management	$ 96,281
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2022	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
Non-Recourse U.S. SPV Facility	$200.0 million	1-Mo LIBOR + 6.25%	April 8, 2024	Atalaya Capital Management, MetaBank	44,940
Non-Recourse Flexiti SPE Facility (1)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	Credit Suisse (Class A); SPF (Class B)	255,704
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
7.50% Senior Secured Notes (due 2028) (2)	$750.0 million	7.50%	August 1, 2028		734,533
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of September 30, 2021 are denominated in U.S. dollars.
(2) On July 30, 2021, we closed our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which was used to redeem our $690.0 million 8.25% Senior Secured Notes due 2025.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities from continuing operations	$220,710	$309,746
Net cash used in investing activities from continuing operations	(283,396)	(147,894)
Net cash provided by (used in) financing activities from continuing operations	66,707	(3,732)

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the runoff of California Installment loans and Virginia Revolving LOC loans from regulatory changes.

Operating Activities from Continuing Operations

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2021 was $220.7 million, attributable to net income from continuing operations of $88.2 million, the effect of non-cash reconciling items of $90.7 million, and changes in our operating assets and liabilities of $41.8 million. Our non-cash reconciling items of $90.7 million primarily included (i) $152.0 million of provision for loan losses, (ii) a gain of $0.7 million related to our investment in Katapult, (iii) a $40.2 million loss on the extinguishment of our 8.25% Senior Secured Notes and (iv) $19.7 million of depreciation and amortization. Our changes in operating assets and liabilities of $41.8 million were primarily related to (i) $19.6 million of higher accrued interest on our gross loans receivable due to increased demand, (ii) $16.6 million of higher accounts payable and accrued liabilities as a result of the timing and extent of variable compensation and (iii) $10.1 million of higher deferred revenue, primarily as a result of Canada POS Lending gross loans receivables as of September 30, 2021.

Investing Activities from Continuing Operations

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2021 was $283.4 million, primarily reflecting the acquisition of Flexiti for $91.2 million, net of cash received, and the net origination of loans of $324.1 million, partially offset by $146.9 million of cash we received as a result of the Katapult and FinServ merger. In addition, we used cash to purchase $14.9 million of property and equipment, an increase from last year due to Flexiti.

Financing Activities from Continuing Operations

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2021 was $66.7 million. During the third quarter of 2021, we extinguished our $690.0 million 8.25% Senior Secured Notes from the issuance of our 7.50% Senior Secured Notes of $750.0 million. As part of the refinancing, we paid a $31.3 million call premium and debt issuance costs of $16.0 million. In addition, net cash provided by financing activities included $84.2 million of net proceeds from our Non-Recourse Flexiti SPE Facility, partially offset by $11.5 million of cash dividends and $17.2 million of share repurchases in the third quarter of 2021.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2021, we do not have unaudited condensed consolidating financial information to present as required by our 7.50% Senior Secured Notes. Refer to Note 5, "Debt" for additional details.

Contractual Obligations

There have been no significant developments with respect to our contractual obligations since December 31, 2020, as described in our 2020 Form 10-K, except for the acquired Non-Recourse Flexiti SPE Facility in March 2021 and 7.50% Senior Secured Notes, issued in July 2021. Refer to Note 5, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details.

Critical Accounting Policies and Estimates

Certain accounting policies that involve a higher degree of judgment and complexity are discussed further in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2020 Form 10-K.

Business Combinations and Contingent Consideration. We include the results of operations of acquired businesses from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.

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

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. When we grant equity to employees of the selling stockholders in connection with an acquisition, we evaluate whether the awards are compensatory. This evaluation includes whether stock award vesting is contingent on the continued employment beyond the acquisition date. If continued employment is required for stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.

Transaction costs associated with business combinations are expensed as incurred and are included in Corporate, district and other expenses in our unaudited Condensed Consolidated Statements of Operations.

On March 10, 2021, we acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs in conjunction with the acquisition and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Net assets acquired were $68.5 million, resulting in goodwill of $39.9 million. During the second quarter of 2021, we recorded $5.0 million of additional net assets acquired as of the acquisition date, as a measurement period adjustment, resulting in a $5.0 million decrease in goodwill. During the third quarter of 2021, we recorded a $0.5 million decrease to net assets acquired as of the acquisition date, as a measurement period adjustment, resulting in a $0.5 million increase in goodwill. Changes in the fair value of contingent consideration is recognized each reporting period and included in our unaudited Condensed Consolidated Statements of Operations. For the three months ended September 30, 2021, we recorded a $3.8 million expense related to the increase in fair value of contingent consideration.

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

For the three months ended September 30, 2021, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for either reporting unit.

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

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2021:

(in thousands)	September 30, 2021	Percent of Total	December 31, 2020	Percent of Total
U.S.	$105,922	60.2%	$105,922	77.8%
Canada Direct Lending	30,121	17.1%	30,169	22.2%
Canada POS Lending	39,930	22.7%	—	—%
Total Goodwill	$175,973		$136,091

Regulatory Environment and Compliance

For further information about developments with respect to our regulatory environment and compliance, refer to Note 12, "Commitments and Contingencies" in this Report and our disclosures as described in our 2020 Form 10-K.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2021, the Company has excluded the operations of Flexiti as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The Flexiti acquisition was completed on March 10, 2021. As of September 30, 2021, Flexiti's assets represented approximately 25% of the Company’s consolidated assets and for the three and nine months ended September 30, 2021, its revenues represented approximately 5% and 3%, respectively, of the Company’s consolidated revenues.

See Note 15, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Flexiti and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2021.

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

Internal Control over Financial Reporting

The Company is working to integrate Flexiti into its overall internal control over financial reporting processes. Except for changes made in connection with the integration of Flexiti, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our common stock.

The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(1) (in millions)
July 2021	316,282	$16.48	316,282	$43.0
August 2021	333,455	16.42	333,455	37.6
September 2021	314,829	16.68	314,829	32.3
Total	964,566	$16.53	964,566
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 1, 2021, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2021                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer