Form 10-K
period 2021-12-31
CURO Group Holdings Corp.
filed 2022-03-07
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 23,296,369 shares of the registrant’s common stock, par value $0.001 per share, held by non-affiliates on June 30, 2021 was approximately $396,038,273.

At March 3, 2022 there were 40,242,120 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Documents incorporated by reference:
Portions of the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held on June 15, 2022 are incorporated by reference into Part III of this report.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
YEAR ENDED December 31, 2021

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2017 Final CFPB Rule	The final rule issued by the CFPB in 2017 regarding Payday, Vehicle Title and Certain high Cost Installment loans.
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2019 Proposed Rule	The proposed rule issued by the CFPB in 2019 which would rescind the mandatory underwriting provisions of the 2017 Final CFPB Rule.
2020 Final CFPB Rule	The final rule issued by the CFPB in 2020 which rescinded part of the 2017 Final CFPB Payday Rule
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5,2021
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million and subsequently increased to $1.0 billion in December 2021, and mature in August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which were repaid in full in the third quarter of 2021
AB 539	California Assembly Bill 539, which imposes an annual interest rate cap of 36% plus Federal Funds Rate on all consumer loans in California between $2,500 and $10,000
Ad Astra	Ad Astra Recovery Services, Inc., our former exclusive provider of third-party collection services for the U.S. business that we acquired in January 2020
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit Access Business
Canada SPV	A four-year, non-recourse revolving credit facility with Waterfall Asset Management, LLC with capacity up to C$250.0 million
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CURO Canada	CURO Canada Corp, a wholly-owned Canadian subsidiary of the Company, formerly known as Cash Money Cheque Cashing Inc.
Cash Money Revolving Credit Facility	C$10.0 million revolving credit facility with Royal Bank of Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFSA	Community Financial Services Association
CODM	Chief Operating Decision Maker
COVID-19 Impacts	Factors that impacted year-over-year comparisons caused by the COVID-19 pandemic, including lower consumer demand, increased or accelerated repayments and favorable payment trends as customers benefited from government stimulus programs
CSO	Credit services organization
CSO fee	A fee charged to customers for loans Guaranteed by the Company
CURO Canada Receivables Limited Partnership	A Canadian bankruptcy remote special purpose vehicle and an indirect wholly-owned subsidiary of the Company
CURO Receivables Finance II, LLC	A U.S. bankruptcy remote special purpose vehicle and an indirect wholly-owned subsidiary of the Company
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFL	Friedman Fleischer & Lowe Capital Partners II, L.P. and its affiliated investment funds

Term or abbreviation	Definition
FinServ	FinServ Acquisition Corp. a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti Securitization	A non-recourse revolving credit facility, entered into on December 9, 2021, with capacity up to C$526.5 million
Flexiti SPE	A non-recourse revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$500.0 million
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
GST	Goods and Services Tax
Guaranteed by the Company	Loans originated by third-party lenders through CSO program that we guarantee but do not include in the Consolidated Financial Statements
Heights	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired on December 27, 2021
Heights SPV	A non-recourse revolving credit facility, entered into concurrent with the acquisition of Heights, with capacity up to $350.0 million
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
ICFR	Internal control over financial reporting
LFL	LFL Group, Canada's largest home furnishings retailer
LIBOR	London Inter-Bank Offered Rate
MDR	Merchant discount revenue
NASDAQ	National Association of Securities Dealer Automated Quotation
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
NYSE	New York Stock Exchange
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from one calendar quarter to the next calendar quarter
SOFR	Secured Overnight Financing Rate
SPAC	Special Purpose Acquisition Company
SPE	Special Purpose Entity
SPV	Special Purpose Vehicle
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
U.K. Subsidiaries	Collectively, Curo Transatlantic Limited and SRC Transatlantic Limited
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
U.S. SPV	A four-year, asset-backed, non-recourse revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
Verge Credit loans	Loans originated and funded by a third-party bank
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

FORWARD LOOKING STATEMENTS]
This report contains forward-looking statements. Such statements may be identified by words such as believe, expect, anticipate, intend, plan, estimate, may increase, may fluctuate and similar expressions or future or conditional verbs such as will, should, would and could. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the section titled “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with our business.

PART I

The terms "CURO," "we," "our," "us" and "Company" include CURO Group Holdings Corp. and all of its direct and indirect subsidiaries as a combined entity, except where otherwise stated.

This report references third-party reports and studies solely for informational purposes only. Investors and market participants should not place undue reliance on such references, and the underlying reports and studies are not part of this report.

ITEM 1.         BUSINESS

Company Overview

We are a tech-enabled, omni-channel consumer finance company serving non-prime and prime consumers in the U.S. and Canada. CURO was founded in 1997 to meet the growing consumer need for short-term loans. With more than 20 years of experience, we offer a variety of convenient, accessible financial and loan services across all of our markets.

We operate in the U.S. under several principal brands, including “Speedy Cash,” “Rapid Cash” and “Avio Credit” and, subsequent to our acquisition of Heights, "Covington Credit," "Heights Finance," "Quick Credit" and "Southern Finance." We also offer demand deposit accounts in the U.S. under Revolve Finance, and credit card programs under First Phase, which we launched in the fourth quarter of 2021. As of December 31, 2021, our store network consisted of 550 locations across 20 U.S. states and we offered our online services in 27 U.S. states.

In Canada, we operate under “CURO Canada” and “LendDirect” direct lending brands and the "Flexiti" point-of-sale brand. As of December 31, 2021, we operated our direct lending in eight Canadian provinces and offered our online services in eight Canadian provinces and one Canadian territory. Our point-of-sale operations are available at nearly 7,500 retail locations and over 3,100 merchant partners across 10 provinces and two territories.

In recent years, we have diversified our product offerings and regulatory profile through our investment in Katapult and our acquisitions of Flexiti in March 2021 and Heights in December 2021. As of December 31, 2021, on a fully diluted basis, assuming full pay-out of earn-out shares, we held an approximately 25.2% ownership stake in Katapult, an e-commerce focused, FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. See "—Katapult Investment" below for additional details. On March 10, 2021, we acquired Flexiti, an emerging growth Canadian POS/BNPL provider, which provided us instant capability and scale opportunity in Canada's credit card and POS financing markets. On December 27, 2021, we acquired Heights, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products in the U.S. The acquisition of Heights accelerated our strategic transition in the U.S. toward longer term, higher balance and lower credit risk products, and provided us with access to a larger addressable market while mitigating regulatory risk. See "—Flexiti Acquisition" and "—Heights Acquisition" below and Note 15, "Acquisitions" of Item 8, "Financial Statements and Supplementary Data" for additional details. These acquisitions have enabled us to offer products to a full spectrum of customers ranging from nonprime, generally served by our legacy brands, to near prime and prime as a result of our acquisitions of Heights and Flexiti, respectively. Collectively, these strategic investments and partnerships help serve our current core customers, allow us to access new markets and customers, and reduce our regulatory and credit risk.

Our direct lending operations include a broad range of direct-to-consumer finance products focusing on Revolving LOC and Installment loans. Through our investment in Katapult and acquisition of Flexiti, we offer POS financing options for consumers. We also provide a number of ancillary financial products such as optional credit protection insurance, demand deposit accounts, proprietary general-purpose credit cards, check cashing, retail installment sales and money transfer services.

We believe that our core products allow us to serve a broader group of consumers than our competitors. Our ability to tailor our core products to fit consumer needs coupled with the flexibility of our products, particularly our Revolving LOC and Installment products, allows us to continue serving customers as their credit needs evolve and mature. Our broad product suite creates a diversified revenue stream and our omni-channel platform seamlessly delivers our core products across all contact points – we refer to it as “Call, Click or Come In.” We believe these complementary channels drive brand awareness, increase approval rates, lower customer acquisition costs and improve customer satisfaction levels and customer retention.

2021 Recent Developments

Heights Acquisition

On December 27, 2021, we completed the acquisition of Heights for $360.0 million, consisting of $335.0 million in cash and $25.0 million of our common stock in accordance with the formula set forth in the Purchase Agreement. Heights is a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products across 390 branches and 11 U.S. states. Heights provides Secured and Unsecured Installment loans to near-prime and non-prime consumers.

In connection with its lending operations, Heights offers optional insurance products, including credit life, credit accident and health, credit property insurance and credit involuntary unemployment insurance. These policies are written by unaffiliated third-party insurance companies. The type and terms of our optional insurance products vary from state to state based on applicable laws and regulations. Insurance premiums are remitted to unaffiliated insurance companies that issue the policies to the customer.

The acquisition of Heights accelerates our strategic migration into longer term, higher balance and lower credit risk products, allows us to expand our addressable market while mitigating regulatory risk, and diversifies our revenue, product and geography mix. Below are other key benefits of the Heights acquisition:

–Accelerates our post-pandemic U.S. earnings growth while enhancing cross-sell opportunities for non-prime credit card and other products.
–Provides us an up-market product that allows us to serve the full spectrum of near-prime and non-prime consumers.
–Adds over 3.4 million customers to our database.
–Diversifies products, revenue, customers and geographic mix in the U.S. and enables further geographic expansion.
–Strong synergy potential, including leveraging our existing omni-channel and digital capabilities across the Heights footprint.

The acquisition brought with it a leadership team that possesses deep industry experience and a strong performance track record. We believe there is strong synergy potential through combined branch optimization and cost efficiencies as well as cross-selling opportunities. As of December 31, 2021, Heights accounted for approximately $472 million of Gross loans receivable on the Consolidated Balance Sheet and is included within the U.S. segment operations.

In connection with the Heights acquisition, we also completed the issuance of $250.0 million in aggregate principal amount of 7.50% Senior Secured Notes, as described further below. The additional issuance was used to fund the Heights acquisition, together with cash on hand and shares of our common stock.

Flexiti Acquisition and Growth

On March 10, 2021, we completed the acquisition of Flexiti in a transaction that included cash at closing of $86.5 million and contingent cash consideration of up to $32.8 million based on the achievement of revenue less NCOs and loan origination targets on the acquisition's first and second anniversaries. The Flexiti acquisition provides us capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances our long-term growth and financial and risk profiles, and allows us to access the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. We now reach consumers in Canada through all the ways they generally access credit, directly both in-store and online, via credit cards or at the POS.

Flexiti is one of Canada's fastest-growing POS lenders, offering the customers of its retail partners a variety of promotional financing offers which feature 0% interest financing during the promotional period on big-ticket purchases such as furniture, appliances, jewelry and electronics. Flexiti generates revenue through a merchant discount fee charged to its merchant partners at the time of loan originations, interest charged on loans after the completion of the promotional financing period, various fees and through the sale of creditor insurance. Through its award-winning BNPL platform, customers can be approved instantly to shop with their FlexitiCard®, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Accepted at nearly 7,500 locations and ecommerce sites across Canada including The Brick, Leon's, Staples, Sleep Country, Wayfair, Birks and Peoples Jewelers, Flexiti is The Flexible Way to Pay™ aiming to bring flexible payment solutions to all.

The acquisition of Flexiti provides us a high-growth engine and diversifies our revenue and channel mix by product and geography. CURO's resulting platform accesses the full spectrum of Canadian consumers by adding an established omni-channel private label credit card platform and POS financing capabilities to our existing direct-to-consumer loan offerings. Flexiti primarily serves prime consumers; thus the combination presents significant revenue and earnings growth opportunities by using our expertise to expand Flexiti’s non-prime product offerings. The acquisition also provides the opportunity to leverage our loan servicing experience to improve Flexiti’s profit margins. In connection with the acquisition, Flexiti refinanced and expanded its non-recourse asset-backed warehouse financing facility from C$380 million to C$500 million.

Subsequent to the acquisition, Flexiti continued its rapid growth and gained new merchant partners throughout 2021, the most notable being LFL, Canada's largest home furnishings retailer. Effective July 1, 2021, Flexiti commenced a 10-year agreement to become LFL's exclusive POS financing partner. LFL operates over 300 stores in Canada under multiple banners, including Leon's and The Brick. Flexiti estimates that the LFL POS relationship will generate over C$800 million in annualized loan originations beginning mid-2022, when fully onboarded. Given the signing and onboarding of LFL, as well as other top-tier Canadian merchants, year over year, Flexiti's 2021 originations increased 143.2%, or C$418.6 million, to C$710.9 million.

Katapult Investment

In 2017, we made our first investment in Katapult, an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. Katapult provides the retailers' customers with payment options in store or via the Katapult link on a retailer's website. In June 2021, Katapult merged with FinServ, resulting in a new publicly traded company (NASDAQ: KPLT). As a result, in June 2021 we received cash of $146.9 million and 18.9 million shares of common stock of Katapult. Additionally, we received 3.0 million of earn-out warrants, which will vest if certain share price levels are met and expire six years from the closing of the merger. In the fourth quarter of 2021, we acquired an additional 2.6 million shares of common stock of Katapult for an aggregate purchase price of $10.0 million. Our fully diluted ownership of Katapult as of December 31, 2021 was 25.2%, which assumes full pay-out of earn-out shares.

7.50% Senior Secured Notes

On July 30, 2021, we issued $750.0 million of 7.50% Senior Secured Notes, due 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1, beginning February 1, 2022. The net proceeds from the sale of the notes were used (i) to redeem our outstanding $690.0 million, 8.25% Senior Secured Notes due 2025, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes. On December 3, 2021, we issued an additional $250.0 million of 7.50% Senior Secured Notes to, in part, fund the acquisition of Heights on December 27, 2021.

Store Closures

On July 13, 2021, we announced the closure of 49 U.S. stores in response to evolving customer channel preferences that were accelerated by the impacts of COVID-19. The store closures, which occurred during the second and third quarters of 2021, represented nearly 25% of our U.S. stores at that time and, other than Illinois, represented strategic consolidation of locations in dense local markets. The impacted locations generated 8% of our U.S. store revenue in 2020. Our omni-channel platform allows customers to seamlessly transition online, to an adjacent store, or to contact centers, helping to increase the likelihood of retaining a large percentage of customers that had utilized the impacted stores.

The 49 U.S. stores were in Illinois (8), Oregon (2), Colorado (2), Washington (1) Texas (31), California (2), Louisiana (1), Nevada (1) and Tennessee (1). We exited Illinois entirely during the second and third quarters of 2021 given that state's legislative changes that effectively eliminated our product offerings; however, subsequent to the Heights acquisition on December 27, 2021, we retain 26 stores in Illinois under the Heights brand. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability. Of the 49 stores affected, 19 and 30 were closed in the second and third quarter of 2021, respectively.

The store closure decisions followed an extensive evaluation that considered (i) comprehensive store-level score cards, (ii) market-level store density and the related addressable local market, (iii) the lingering and potential future COVID-19 impacts on store volume, traffic and profitability and (iv) continued migration of customer transactions toward the online channel. Of the 31 stores closed in Texas, 25 were from The Money Box acquisition in 2012. While historically successful, these stores did not have the high-profile, high-traffic advantages of our Speedy/Rapid Cash stores, thus their profitability declined more during COVID-19. As of December 31, 2021, we operated 550 stores in the U.S., including 390 acquired with Heights, and 201 stores in Canada.

COVID-19 Update

The outbreak of COVID-19 in the first quarter of 2020 contributed to significant volatility and uncertainty in markets and the global economy. From the second quarter of 2020 through the first half of 2021, relative to pre-pandemic norms, our U.S. and Canada Direct Lending segments experienced lower customer demand, better credit performance, increased or accelerated repayments and favorable payment trends as customers were aided by government stimulus programs while periodically enduring pandemic lockdowns. In the third and fourth quarters of 2021, despite the rise of the COVID-19 Delta and Omicron variants, our markets were less affected by COVID-19 Impacts, resulting in positive growth trends in revenue and receivables. Refer to Note 2, "Loans Receivable and Revenue" for a description of the general impact on our customers, our accounting related to loans impacted by COVID-19, the U.S. and Canadian government responses to the COVID-19 pandemic and the impact on our Consolidated Financial Statements.

Although most of the initial governmental restrictions imposed at the onset of the pandemic in the U.S. and Canada had been relaxed or lifted as a result of the distribution of vaccines, due to recent surges in COVID-19 cases related to the Delta and Omicron variants, some jurisdictions have reinstituted measures and restrictions to slow the transmission and mitigate public health risks.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and well-being of our employees, customers, and the communities in which we operate, while assuring the continuity of our business operations. We are considered an essential financial service and our stores have remained open to facilitate the needs of our customers during local government lock down orders. While resurgences of the pandemic have occurred and could continue to occur in both the U.S. and Canadian jurisdictions, with local governmental bodies issuing guidelines on reopening procedures depending on the severity and/or duration of resurgences, we have established processes and procedures during the crisis to help ensure that we can continue to operate safely for both our employees and customers.

To better serve our customers as they faced unprecedented economic challenges and uncertainties during the COVID-19 pandemic, we established an enhanced Customer Care Program in 2020. The program enables our team members to provide relief to customers in various ways, ranging from due date extensions, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. As of December 31, 2021, we had granted concessions on more than 82,000 loans, or 15% of our active loans, and waived over $5.8 million in payments and fees. While relief under this program continued to be available to customers through December 2021, utilization of these benefits had slowed to insignificant levels.

Despite the prolonged uncertainty and volatility attributed to COVID-19, we have proactively taken steps to sustain and grow our business. In 2021, this included making strategic acquisitions of companies to diversify our product and geographic mix (Heights and Flexiti), making similar prudent investments in Katapult, in which we own a 25.2% share, and maintaining a low cost of debt capital (7.50% Senior Secured Notes), all discussed in more detail above.

Regulatory Developments

See "—Regulatory Environment and Compliance" for a description of the regulatory environment in which we operate in the U.S. and Canada and related 2021 developments.

Our Products and Services

We operate our business under three segments: US, Canada Direct Lending and Canada POS Lending. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our operating segments.

Overview of Loan Product Revenue

The following charts depict the revenue contribution, including CSO fees, of the products and services that we currently offer:

Our direct lending operations include a broad range of direct-to-consumer finance products focusing on Revolving LOC, Installment loans and Ancillary products. The December 2021 acquisition of Heights enables us to expand the geographic reach of our Installment products in the U.S. Through our continued investment in Katapult and the acquisition of Flexiti in March 2021, we have diversified our products, now allowing us to offer POS financing options for consumers in the U.S. and Canada. We also provide a number of ancillary financial products such as optional credit protection, demand deposit accounts, proprietary general-purpose credit cards, check cashing and money transfer services. We have tailored our products to fit our customers’ particular needs as they access and build credit. Our products are licensed and governed by enabling federal and state legislation in the U.S. and federal and provincial regulations in Canada. For additional details and information regarding recent regulatory developments, see "—Regulatory Environment and Compliance" below.

Revolving LOC Loans

Revolving LOC loans, which are lines of credit without a specified maturity date, include our POS financing subsequent to our acquisition of Flexiti, which is included in our Canada POS Lending segment and allows us to offer BNPL products as well as Flexiti branded credit cards at merchant locations. Customers in good standing may draw against their line of credit, repay with minimum, partial or full payment and redraw as needed. We earn interest on the outstanding loan balances. Customers may prepay without penalty or fees. Typically, customers do not initially draw the full amount of their credit limits. In late 2017, we began to expand the Revolving LOC product in both the U.S. and Canada. Then in 2018, following regulatory changes impacting certain Installment products, we significantly expanded the product in Canada and continued to do so through 2021. Canada Direct Lending Revolving LOC loans comprised 94.2%, 91.8%, and 83.4% of our total Canada Direct Lending loans as of December 31, 2021, 2020 and 2019, respectively. In terms of consolidated revenue, Revolving LOC loans comprised 36.0%, 29.4% and 21.5% of our consolidated revenue during the years ended December 31, 2021, 2020 and 2019, respectively. Subsequent to the acquisition of Flexiti on March 10, 2021, Canada POS Lending gross loans receivables increased $263.0 million, or 134.1% in 2021. For direct comparisons, originations at Flexiti for the three months ended December 31, 2021 were C$322.1 million, an increase of C$200.8 million, or 165.6%, from the prior-year period of C$121.3 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $156.8 million, or 51.9%.

Installment Loans

Installment loan products range from unsecured, short-term loans whereby a customer receives cash in exchange for a post-dated personal check or a pre-authorized debit from the customer’s bank account, to fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. Certain Installment loans are secured by a clear vehicle title or security interest in the vehicle. The customer receives the benefit of immediate cash and retains possession of the vehicle while the loan is outstanding. Payments are due bi-weekly or monthly to match the customer's payroll cycle. Customers may prepay Installment loans without penalty or fees. Loans acquired in connection with the Heights acquisition in December 2021 are considered Installment loans, which are similar to those offered by our legacy U.S. segment, and can be unsecured or secured. Installment loans comprised 54.9%, 63.6% and 72.9% of our consolidated revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

Ancillary Products

We offer consumers a number of ancillary financial products, including check cashing, demand deposit accounts (Revolve Finance), credit protection insurance and money transfer services.

•Insurance Revenue: We earn revenue from the sale of optional credit protection insurance, which is recognized ratably over the term of the loan. Credit protection insurance is available to consumers on certain Revolving LOC and Installment products. For the years ended December 31, 2021, 2020 and 2019, insurance revenues were $48.9 million, $35.6 million and $34.6 million, respectively. We expect our insurance revenue to grow in the future as a result of our acquisition of Heights in December 2021, which also offers insurance products in connection with its lending operations. These optional products include credit life, credit accident and health, credit property insurance and credit involuntary unemployment insurance with the policies written by unaffiliated third-party insurance companies.

•Revolve Finance: Revolve Finance launched during the first quarter of 2019 and provides customers with a checking account solution that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. For the year ended December 31, 2021, our customers loaded $119.8 million on over 30,000 Revolve Finance cards.

•First Phase: In late December, 2021, we launched First Phase, a new credit card program, which we have begun rolling out across the U.S. in 2022. First Phase provides non-prime customers a Visa-branded credit card and a number of technology-enabled tools.

Ancillary products comprised 9.1%, 7.0% and 5.6% of our consolidated revenue during the years ended December 31, 2021, 2020 and 2019, respectively.

CSO Programs

Through our CSO programs, we act as a CSO/CAB on behalf of customers in accordance with applicable state laws. We currently offer Installment loans with a maximum term of 180 days through CSO programs in stores and online in the state of Texas. As a CSO, we earn revenue by charging the customer a CSO fee for arranging an unrelated third party to make a loan to that customer.

We currently have relationships with two unaffiliated third-party lenders for our CSO programs. We periodically evaluate the competitive terms of these lender contracts, which could result in the transfer of volume and loan balances between lenders.

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

CSO fees are calculated based on the amount of the customer’s outstanding loan in compliance with applicable statute. We earn CSO fees ratably over the term of the loan as the customer makes payments. If a loan is paid off early, no additional CSO fees are due or collected. During the years ended December 31, 2021 and 2020, 58.3% and 66.5%, respectively, of loans originated under CSO programs were paid off prior to the original maturity date.

CSO loans are made by a third-party lender, and thus we do not include them in our Consolidated Balance Sheets as loans receivable; instead, we include fees receivable in “Prepaid expenses and other” in our Consolidated Balance Sheets.

Geography and Channel Mix

For the years ended December 31, 2021, 2020 and 2019, approximately 64.3%, 75.4% and 80.0%, respectively, of our consolidated revenues were generated from services provided within the U.S. and approximately 35.7%, 24.6% and 20.0%, respectively, were generated from services provided within Canada. For each of the years ended December 31, 2021 and 2020, approximately 59.9% and 60.7%, respectively, of our long-lived assets were located within the U.S., and approximately 40.1% and 39.3%, respectively, were located within Canada. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our geographic segments.

Stores: As of December 31, 2021, we had 751 stores across 20 U.S. states and eight provinces in Canada, which included 390 stores acquired with the acquisition of Heights in December 2021. The geographic breakdown is as follows:

•550 U.S. locations: Texas (140), Tennessee (74), South Carolina (58), Alabama (54), California (35), Illinois (26), Missouri (24), Wisconsin (20), Georgia (18), Kentucky (18), Nevada (18), Oklahoma (18), Indiana (16), Arizona (12), Kansas (10), Louisiana (4), Mississippi (2), Colorado (1), Oregon (1), and Washington (1), and;

•201 Canadian locations: Ontario (134), Alberta (27), British Columbia (23), Saskatchewan (6), Nova Scotia (5), Manitoba (4), Newfoundland and Labrador (1), and New Brunswick (1).

Online: We lend online in 27 states in the U.S. and eight provinces and one territory in Canada. For the years ended December 31, 2021, 2020 and 2019, revenue generated through our online channel represented 48%, 49% and 46%, respectively, of consolidated revenue.

Retail: We offer POS Lending in Canada at nearly 7,500 retail locations and over 3,100 merchant partners across 10 provinces and two territories.

Industry Overview

Through December 31, 2021, we operated in a segment of the financial services industry that provides lending products to non-prime and near-prime consumers in need of convenient and flexible access to credit and other financial products. In the U.S. alone, according to a 2021 study by the Financial Health Network, despite the increase in programs designed to waive certain fees and interest to those impacted by COVID-19, underserved consumers in our target market spent an estimated $255 billion in fees and interest in 2020 related to credit products similar to those we offer.

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

During times of economic volatility, our target consumers periodically exhibit higher income volatility and require access to additional financing products. A study published in 2021 by JPMorgan Chase estimated that households with lower incomes needed approximately seven weeks of take-home income to cover a simultaneous income dip and expense spike, which translates to a $2,500 cash buffer. However, most of the households in the study had approximately $600, prior to the pandemic. We believe we can meet the needs of consumers, including during periods of economic volatility, through the thoughtful and responsible use of our proprietary credit decisioning model.

In catering to these customers, we compete against a large number and wide variety of consumer finance providers, including online and branch-based consumer lenders, credit card companies, pawn shops, rent-to-own and other financial institutions that offer similar financial products or services. The Financial Health Network noted in its 2021 study that the short-term credit, compound annual growth rate from 2015 to 2018 in the U.S. for installment loans and loans originated by non-bank lenders, primarily through online channels, was 13.8% and 27.3%, respectively.

As discussed further in "—Regulatory Environment and Compliance," our industry is highly regulated at the federal, state and local levels in the U.S. and at the federal and provincial levels in Canada. In general, these regulations are designed to protect our consumers and the public, in addition to regulating our business operations. We believe our (i) experienced management team, (ii) proprietary industry technology, (iii) ability to successfully navigate previous regulatory changes, and (iv) flexibility to tailor our products or create new products to meet existing or new regulation will allow us to successfully manage future challenges and obstacles.

In addition to the broad trends impacting the consumer finance landscape, we believe we are well positioned to grow our market share as a result of several changes related to consumer preferences within our industry. Enhanced by the impacts of COVID-19 during 2020 and 2021, we believe that evolving consumer preferences, including increased use of mobile devices and overall adoption rates for technology are driving significant change in our industry that benefits CURO.

•Increasing adoption of online channels—Our experience, particularly in 2020 and 2021 as COVID-19 forced a shift in consumer behavior to transact from home, is that customers prefer service across multiple channels or touch points. For the year ended December 31, 2021, our revenue generated through online channels in the U.S. and Canada Direct Lending represented 50.3% of our total U.S. and Canada Direct Lending revenues compared to 48.5% for the year ended December 31, 2020. Canada Direct Lending online revenue as a percentage of total Canada Direct Lending revenue increased 24.6% year over year.

•Increasing adoption of mobile devices—With the proliferation of improved smartphone service plans, many of our non-prime customers have moved to mobile devices for loan origination and servicing. According to a 2021 study by the Pew Research Center covering the U.S., smartphone penetration among adults was 85%, up from 81% two years earlier. In Canada, the penetration rate for smartphones was 66% in 2019, the last time Pew Research Center did the study there. Additionally, according to Statista, the smartphone penetration rate in the U.S., when compared to the total population, increased from 20.2% in 2010 to 72.2% in 2020, while in Canada, they project an increase in smartphone users of over 3 million people, or 10%, between 2018 and 2024. In 2012, less than 44% of our U.S. customers communicated with us via a mobile device, whereas in the fourth quarter of 2021, that percentage had grown to nearly 78%. The December 2021 acquisition of Heights provides us the opportunity to expand our online channel to a historically in-store based business model. Flexiti, with its retail merchant partnership, predominantly originates loans at merchants physical locations.

•Shifting preference toward longer term, higher balance loans—Given our experience since 2008 in offering short- and longer-term loan products, we believe that short term, small balance loans, which we refer to as Single-Pay loans and which are included in our Installment portfolio, are becoming less popular or less suitable for a growing portion of our customers. Our customers generally have shown a preference for our Unsecured and Secured Installment loan products and Revolving LOC loan products, which typically have longer terms, lower periodic payments and a lower relative cost than Single-Pay products. Offering more flexible terms and lower payment amounts also significantly expands our addressable market by broadening our products’ appeal to a larger proportion of consumers. For example, our Single-Pay loans for U.S., excluding Heights, and Canada Direct Lending represented 27.4% and 97.2%, respectively, of total Company Owned gross loans receivable at the beginning of 2015, compared to 12.4% and 4.4%, respectively, at December 31, 2021.

Our Strengths

We believe the following foundational competitive strengths differentiate us from our competitors:

•Differentiated, omni-channel platform—We believe we have the only fully-integrated store, online, mobile and contact center platform to support omni-channel customer engagement for non-prime and near-prime customers in the U.S. and Canada. We offer a seamless “Call, Click or Come In” capability for customers to apply for loans, receive loan proceeds, make loan payments and otherwise manage their accounts, whether in store, online or over the phone. We believe the strength of our online platform during the COVID-19 pandemic in 2020 and 2021 was advantageous as customers could easily utilize the channel during periods of peak pandemic outbreaks or resurgences. Our online customer transactions increased significantly relative to all types of transactions, which resulted in a similar increase in revenue from online transactions, relative to total revenue. Our customers can utilize any of our three channels at any time and in any combination to obtain a loan, make a loan payment or manage their accounts. In addition, we have our “Site-to-Store” capability, for which customers that do not qualify for a loan online are directed to a store to complete a loan transaction. Our "Site-to-Store" program resulted in approximately 120,000 loans in the year ended December 31, 2021. These aspects of our platform enable us to source a larger number of customers, serve a broad range of customers and continue serving these customers for long periods of time.

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

•Compelling new products expand growth opportunities—We continue to maintain our current customer relationships and attract new customers through our consistently innovative approach to new products. In February 2019, we launched Revolve Finance, a checking account solution, with FDIC-insured deposits, that combines a Visa-branded debit card, a number of technology-enabled tools and optional overdraft protection. Meanwhile in December 2021, we launched First Phase, a new credit card program, which we will begin rolling out across the U.S. in 2022. First Phase will provide our non-prime customers with a Visa-branded credit card and a number of technology-enabled tools.

As we look to enhance our product portfolio, we acquired two strategically important companies in 2021: Flexiti in March 2021 and Heights in December 2021. Flexiti's POS and BNPL products are new offerings in our portfolio within a rapid-growth segment of the Canadian market. Heights is a provider of lower cost credit to near-prime consumers that both expands our offerings and allows us cross-sell opportunities between CURO's legacy U.S. customers and Heights' consumers.

•Experienced management and flexible platform—We believe our management team is among the most experienced in the industry, with over a century of collective experience. Importantly, our management team has experience through various economic cycles, which we have leveraged during the COVID-19 pandemic. We also have deep personnel strength across key functional areas including compliance, IT, credit decisioning, marketing, legal and finance. Our leadership experience has allowed us the ability to transition quickly to changes in regulatory environment, economic cycles and customer preferences, as we did with our (i) successful transition to lower cost revolving LOC products in Canada starting in 2018 and (ii) our ability to deploy capital efficiently as we did in relation to our investment in Katapult, allowing us to benefit with a significant return in 2021, and our acquisition of Flexiti and Heights. The acquisition of both companies brought on board their own sets of experienced management leadership, as evidenced, for example, by Flexiti's loan growth since its acquisition.

•Proprietary credit decisioning model—Curo is our legacy leading analytics and information technology tool, which drives strong credit risk management. Curo is a bespoke, proprietary IT platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Our analytics team utilizes Curo to gather data and performance records for research and development purposes to assist in our continued development of new models. Curo is underpinned with 20 years of continually updated customer data proven profitable across credit cycles and comprising over 100 million loan records (as of December 31, 2021) used to formulate our robust, proprietary underwriting algorithms. This platform then automatically applies multi-algorithmic analysis to a customer’s loan application to produce a “Curo Score” which drives our underwriting decision. This fully integrated IT platform enables us to make real-time, data-driven changes to our customer acquisition and risk models, which yield significant benefits in terms of customer acquisition costs and credit performance. The acquisition in March 2021 of Flexiti provided us access to an award-winning BNPL platform and proprietary technology to add to Curo. Flexiti's technology platform is recognized as market leading, winning ACT (Advanced Card Technologies) Canada's 2015 Technology Innovation Award for Payments Benefiting Merchants

•Sophisticated customer analytics—Our analytic tools and multi-faceted marketing strategy drive low customer acquisition costs. Our marketing strategy includes a combination of strategic direct mail, television advertisements and online and mobile-based digital campaigns, as well as strategic partnerships. Our Marketing, Risk and Credit Analytics team uses Curo to cross reference marketing spend, new customer account data and granular credit metrics to optimize our marketing budget across these channels in real time and to produce higher quality new loans. In addition to these diversified marketing programs, our stores play a critical role in creating brand awareness and driving new customer acquisition.

•Attractive and stable markets—We have increased our diversification by product (such as Canada POS Lending) and geography (such as Revolving LOC at Canada Direct Lending), allowing us to serve a broader range of customers with a flexible product offering. As part of this effort, we have also developed and launched new brands and will continue to develop new brands with differentiated marketing messages. These initiatives have helped diversify our revenue streams by enabling us to appeal to a wider array of borrowers. In addition to product and geographic diversification, we acquired Ad Astra in January 2020, which was previously our exclusive provider of third-party collection services for the U.S. business. The acquisition brought all U.S. servicing and recovery in-house, drives operational and financial synergies to ensure all aspects of the recovery portfolio are coordinated, reduces operational redundancy and increases peak volume management, improves compliance synergies, and facilitates integrated and personalized credit risk management strategies and campaign management across the servicing and recovery lifecycle.

In addition to the strengths above, we believe the following core competencies are essential to succeed in this industry:

•Focus on customer experience—We focus on customer service and experience and have designed our stores, website and mobile application interfaces to appeal to our customers’ needs. We continue to augment our web and mobile app interfaces to enhance our “Call, Click or Come In” strategy, with a focus on adding functionality across all our channels. We invest considerable time and resources on web design and mobile optimization to ensure our websites are quick and responsive, and support the mobile phone brands and sizes that our customers use. Our stores are branded with distinct and recognizable signage, are conveniently located and typically are open seven days a week. At Flexiti, we offer flexible financing solutions for retailers in-store and on-line, allowing customers to immediately finance their purchases with various promotional financing offers with 0% interest within their credit limit. Furthermore, our U.S. and Canada Direct Lending business employs highly experienced store managers, which we believe are critical elements of driving customer retention while lowering acquisition costs and maximizing store-level margins. As of December 31, 2021, the average tenure of our U.S. and Canada Direct Lending store managers, district managers and regional directors was approximately 10 years, 14 years and 16 years, respectively.

•Strong compliance culture with centralized collection operations—We consistently engage in proactive and constructive dialogue with regulators in each of our jurisdictions and have made significant investments in best-practice automated tools for monitoring, training and compliance management systems, which are integrated into Curo. In addition to conducting semi-annual compliance audits, our in-house centralized collections strategy, supported by our proprietary back-end customer database and analytics team, drives an effective, compliant and highly scalable model.

•Demonstrated access to capital markets and diversified funding sources—We have raised over $3.9 billion of debt financing across 15 separate offerings and various credit facilities since 2010, most recently in December 2021. This aggregate amount includes $1.0 billion of 7.50% Senior Secured Notes, three separate Canada revolving facilities to support the growth of Revolving LOC products in Canada Direct Lending and Canada POS Lending, and a $200 million U.S. revolving facility. We acquired a $350.0 million revolving facility concurrent with the acquisition of Heights on December 27, 2021. We also have U.S. and Canadian bank revolving credit facilities to supplement intra-period liquidity. We believe our access to the capital markets and diversified funding sources is an important significant differentiator, as certain competitors may have trouble accessing capital to fund their business models if credit markets tighten. For more information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

•History of growth and profitability—Throughout our operating history we have had strong profitability and growth. Between 2010 and 2021 we grew revenue, Adjusted EBITDA and Adjusted Net Income at a compound annual growth rate of 13.5%, 11.9% and 5.8%, respectively. For more information on non-GAAP measures, see Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Non-GAAP Financial Information." At the same time, we have significantly expanded our product offerings to better serve our growing and expanding customer base.

•Continuation of return of stockholders' capital—From 2019 through 2021, we initiated share repurchase programs and cash dividends to provide our stockholders with a return of capital. In 2019 and leading up to the onset of COVID-19 in early 2020, we maintained share repurchase programs resulting in over $50 million of shares bought back and held in treasury. We re-initiated a share repurchase program in 2021, resulting in over $37.4 million of shares bought back and held in treasury. In 2020, we instituted an annual $0.22 per share dividend, paid quarterly, which we renewed in 2021 and increased to $0.44 per share annually beginning in the second quarter of 2021.

Growth Strategy

We believe our diversification through brands, products and geography positions us well for long-term growth. Our recent investments in Canada, Heights, Katapult and card products allows us to be a full-spectrum lender to meet our target customers' evolving credit demands.

CURO: A Full Spectrum Consumer Lender

CURO's omni-channel distribution and product sets provide access to credit for non-prime and near-prime consumers in the U.S. and prime and non-prime consumers in Canada

CONSUMER CREDIT ACCESS	U.S. BRANDS	CANADIAN BRANDS
Direct Branch Online & Mobile	AVÍOCREDIT, HEIGHTS FINANCE[2] SPEEDY CASH, RAPID CASH	LENDDIRECT CASH MONEY
Card Credit Card / Debit Card	revolve FINANCE, opt+	opt+, flexiti
POS Omni-channel Point-of-Sale Financing	Katapult[1]	flexiti

[1] Katapult is a publicly traded company in which CURO has an ownership interest. Katapult is not a CURO brand.

[2] Heights Finance brands include Covington Credit, Southern Finance and Quick Credit; Height Finance is a separate company until CURO's announced acquisition closes.

•Full Spectrum Lending—In addition to growing our existing suite of loan products, we are focused on expanding the total number of customers that we serve through product, geographic and channel expansion. These efforts include expansion of our online channel, which proved helpful to our customers during the COVID-19 pandemic in 2020 and 2021. However, we continue to invest in and introduce additional products to address our customers’ preference for longer-term products that allow for greater flexibility in managing their monthly payments.

Canada POS Lending card products offers compelling new growth opportunities

In March 2021, we acquired Flexiti, an emerging growth Canadian POS / BNPL provider. Flexiti is a growing FinTech company that provides POS financing and BNPL capabilities through an omni-channel platform to Canadian retailers. This acquisition positions us as a full-credit-spectrum lender in Canada and enhances our long-term growth trajectory, diversifies our revenue mix by product and geography and helps to mitigate regulatory risk given Canada's historically stable regulatory environment. We now reach consumers in Canada through all the ways in which they access credit directly both in-store and online by credit cards or at the POS. The addition of Flexiti is an important milestone for our continued value creation and positions CURO as a top three non-bank lender in Canada.

Canada Direct Lending contributing to future growth

Our investment in our Revolving LOC product in Canada has been successful and provides an avenue for long-term growth. We expanded Revolving LOC loan products under our LendDirect brand to include additional provinces and increased customer acquisition efforts in existing markets. We also accelerated our offering of Revolving LOC products under our Canadian CashMoney brand. In late 2017 and 2018, we launched Revolving LOC loans in Alberta and Ontario, respectively, with a significant increase in mid-2018 following regulatory changes impacting other products. In

2019, we began offering Revolving LOC loans in British Columbia. Although our revenue in Canada was negatively impacted by COVID-19 in 2020, our Revolving LOC product there continued to generate strong revenue and loan growth through 2021. Canada Direct Lending Revolving LOC loans grew 32.7% year over year. Based on market trends, we estimate that the consumer credit opportunity for installment balances is approximately C$175 billion. We also believe these customers comprised a highly fragmented market with low penetration by our industry and thus represents a growth opportunity for us.

We believe the historic stability in Canada's regulatory environment, historical performance by Canadian customers, and the continued demand by customers for a long-term and flexible product provide a growth opportunity over a longer horizon while diversifying (i) geographically, (ii) through product expansion, and (iii) through customer risk profiles, as well as helping to mitigate regulatory risk.

Heights acquisition

The December 2021 acquisition of Heights enables us to offer new near-prime credit offerings in states that we historically have not had a presence. The acquisition will allow us to expand our already robust omni-channel offerings, expand digital marketing, enhance credit decisioning, and diversify the payment options we can offer to our customers. Importantly, we have the ability to offer our non-prime credit cards to eligible customers initial pursuing a product through Heights. The aggregate purchase price for Heights was $360 million, comprised of $335 million in cash and $25 million in common stock.

Katapult Investment

In addition to our core direct-to-customer products, we made our first investment in Katapult in 2017. At the time of our initial investment, we identified multiple catalysts for Katapult's future success–an innovative e-commerce POS business model, a focus on the vast and under-penetrated non-prime financing market, and a clear and compelling value proposition for merchants and consumers. We believe Katapult's total estimated addressable market in the U.S. is between $40-$50 billion, of which Katapult currently holds less than one percent. We believe Katapult is poised to cater to this near-term demand growth. Katapult’s sophisticated end-to-end technology platform provides consumers a seamless integration with online, brick and mortar and omni-channel merchants, giving the consumer an exceptional purchasing experience. Based on a June 2021 Experian report, nearly a third of U.S. consumers are considered non-prime. In June 2021, we received cash of $146.9 million and additional stock as a result of a merger between Katapult and FinServ. To date, our cumulative cash investment in Katapult is $37.5 million and, with the latest investment made in December 2021 of $10.0 million. We own approximately 25.2% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares.

Investments in our processes and technology

•Continue to improve the customer journey and experience—We continuously seek to enhance our “Call, Click or Come In” customer experience and execution, with projects ranging from continuous upgrades of our web and mobile app interfaces to enhanced service features to payment optimization.

Increased focus on online channels—As COVID-19 has demonstrated, our investments in online channels have proven to be a significant revenue driver. The pandemic enhanced customer transaction volume shift online, accelerating trends we previously observed. While customers may return to stores as the pandemic eases, we expect online channel usage will expand over time.

•Continue to focus on our core capabilities—We believe that our ability to continue to be successful in developing and managing new products is based upon our capabilities in three key areas:

•Loan Underwriting: Installment and Revolving LOC products are more affordable and useable for customers but require increasingly sophisticated underwriting and decisioning to optimize customer acquisition cost while balancing credit risk with approval rates. Our analytics platform combines data from over 100 million records (as of December 31, 2021), supplemented with predictive data from third-party reporting agencies.

•Collections and Customer Service: Installment and Revolving LOC products have longer terms than Single-Pay loans. Longer duration drives the need for a more comprehensive collection and a credit-default servicing strategy that emphasizes curing a default and returning the customer to good standing. We utilize a centralized collection model that eliminates the need for our store personnel to contact customers to resolve a delinquency. We have also invested in building new contact centers in the U.S. and Canada, each of which utilizes sophisticated dialer technologies to help us contact our customers in a scalable, efficient manner. To streamline our collection solutions, in January 2020 we purchased Ad Astra, which was previously our exclusive provider of third-party collection services for owned and managed loans in the U.S that are in later-stage delinquency. The acquisition provided significant operational, financial and compliance synergies.

•Funding: The shift to larger balance loans with extended terms requires more substantial and more diversified funding sources. Given our deep and successful track record in accessing diverse sources of capital, we believe that we are well-positioned to support future new product transitions.

•Continue to bolster our core business through enhancement of our proprietary risk scoring models—We continuously refine and update our credit models to drive additional improvements in our performance metrics. Regularly updating our credit underwriting algorithms enables us to enhance the value of each customer relationship through improved credit performance. We believe that combining these underwriting improvements with data-driven marketing spend will produce margin expansion and earnings growth.

•Monitor and appropriately increase approval rates to our applicants—Growth and optimization of customer acquisition spending depends on maintaining high approval rates balanced with credit risk management. We continually improve our scoring models to optimize a profitable balance of application approval rates and portfolio performance. We balance growth with our credit risk management in all economic cycles and are mindful as to when and how to tighten our credit approval process, such as our tightening during the COVID-19 pandemic.

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

Customers

Our U.S. and Canada Direct Lending customers require essential financial services and value timely, transparent, affordable and convenient alternatives to banks, credit card companies and other traditional financial services companies, which are not generally available to them. In the U.S., prior to our acquisition of Heights, our customers generally earned between $15,000 and $85,000 annually. Heights' customers typically earn an average of $10,000 to $12,000 per year more than the average CURO customer. Our Canada Direct Lending customers generally earn between C$15,000 and C$75,000 annually while the average annual earnings of Canada Point of Sale customers is approximately C$100,000. Based on our experience, our target consumer utilizes the products provided by our industry for a variety of reasons, including that they often:

•have immediate need for cash between paychecks;
•have been rejected for traditional banking services;
•maintain insufficient account balances to make a bank account economically efficient;
•prefer and trust the simplicity, transparency and convenience of our products;
•need access to financial services outside of normal banking hours; or
•eschew complicated fee structures in some bank products (e.g., credit cards and overdrafts).

At Canada POS Lending, our consumers are looking for flexible payment solutions at the time of purchase, primarily at retail locations. The Flexiti card offers deferred payment solutions, for up to 24 months at 0% interest during the promotional period, monthly installment payment solutions of up to 72 months also at 0% interest during the promotional period provided that scheduled payments are made, or a revolving credit experience like a typical credit card. The fully automated application process typically results in a credit decision within three minutes with Flexiti branded credit cards available to use at nearly 7,500 partner retail locations.

Marketing

Our legacy U.S. and Canada Direct Lending businesses use a multi-channel approach to attract new customers, with a variety of targeted and direct response strategies to build brand awareness and drive customer traffic in stores, online and to our contact centers. These strategies include direct-response spot television, radio campaigns, point-of-purchase materials, multi-listing and directory program for print and online yellow pages, local store marketing activities, prescreen direct mail campaigns, robust online marketing strategies and “send a friend” and word-of-mouth referrals from satisfied customers. We also utilize our multi-channel approach to drive customers applying online to our store locations–a program we call “Site-to-Store.” We use similar multi-channel strategies at our Canada POS Lending segment to build awareness and drive repeat spend through marketing touchpoints. These touchpoints include media, digital advertising, POS / in-store materials, emails, direct mail and other merchant owned channels to drive overall results. Heights marketing primarily consists of direct mailings.

Information Systems

Curo is our proprietary IT platform for our U.S. and Canada Direct Lending segments and is a unified, centralized platform that seamlessly integrates activities related to customer acquisition, underwriting, scoring, servicing, collections, compliance and reporting. Curo is scalable and has been successfully implemented in the U.S. and Canada and is designed to support and monitor compliance with regulatory and other legal requirements. Our platform captures transactional history by store and by customer, which allows us to track loan originations, payments, defaults and payoffs, as well as historical collection activities on past-due accounts, all in a single data base. In addition, our stores perform automated daily cash reconciliation at each store and every bank account in the system. Curo enables us to make real-time, data-driven changes to our acquisition and risk models, which yields significant benefits in terms of customer acquisition costs and credit performance. Each of our stores and all of our customer service collections representatives have secure, real-time access to it.

Curo and its proprietary algorithms are used for every aspect of underwriting and scoring of our loan products. The customer application, approval, origination and funding processes differ by state, country and channel. For in-store loans, the customer presents required documentation, including a recent pay stub or support for underlying bank account activity for in-person verification. For online loans, application data is verified with third-party data vendors, our proprietary algorithms and/or tech-enabled account verification. Our proprietary, highly scalable scoring system employs a champion/challenger process, whereby models compete to produce the most successful customer outcomes and profitable cohorts. Our algorithms use data relevancy and machine learning techniques to identify approximately 60 variables from a universe of approximately 11,600 that are the most predictive in terms of credit outcomes. The algorithms, which are continuously reviewed and refreshed, are focused on a number of factors related to the loan applicant's disposable income, expense trends or cash flows, among other factors. The predictability of our scoring models is driven by the combination of application data, purchased third-party data and our robust internal database of over 100 million records as of December 31, 2021 associated with loan information. These variables are then analyzed using a series of algorithms to produce a "Curo Score" that allows us to optimize lending decisions in a scalable manner. From 2010 to 2021, we extended over $21.1 billion in total credit across approximately 52.5 million total loans.

For Canada POS Lending, our decision management platform and information technology tools drive strong credit risk management. Our analytics team utilizes data from customer acquisition, underwriting, servicing and collections for research and development purposes to assist in our continued development of new models. Flexiti’s proprietary Credit Risk Rating model is applied in real-time to every customer’s application and drives our underwriting decision. Our credit risk models combined with our scalable omnichannel instant apply-and-buy POS financing solution yield significant benefits in terms of customer acquisition costs and credit performance.

Our proprietary IT platform and Canada POS powers the entire lifecycle of customer and merchant transactions. It seamlessly integrates activities related to merchant configuration, customer acquisition, account management, collections, and reporting. Our platform allows for our suite of BNPL plans to be customized for each of our retail partners. The platform captures transactional data by retailer, store and customer. Data related to loan originations, servicing activities, collection activities, payments and defaults are also captured. The platform allows Canada POS to make data-driven decisions that optimizes performance across all aspects of the POS business.

The customer application and underwriting process can differ by province, retailer, acquisition channel and customer. Customer presented photo-identification, third-party data vendors and tech-enabled bank account verification are available for deployment in customer verification. Our underwriting models are powered by the combination of application data, purchased third-party data and our internal database of loan information.

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

Collections

We operate centralized collection facilities in the U.S. and Canada in order to enable store employees to focus primarily on customer service and to improve effectiveness and compliance management. Our collections personnel contact customers after a missed payment, primarily via phone calls, letters, text, push notifications and emails, and help the customer understand available payment arrangements or alternatives to resolve the deficiency. We use a variety of collection strategies, including payment plans, settlements and adjustments to due dates. Collections teams are trained to apply different strategies and tools for the various stages of delinquency and also employ varying methodologies by product type.

We assign delinquent loan accounts in the U.S., excluding Heights, to Ad Astra typically after 91 days without a scheduled payment. We acquired Ad Astra in January 2020, and its results are included in our Consolidated Financial Statements. Under our policy, the precise number of days past-due to trigger a collection-agency referral varies by state and product, and requires, among other things, that proper notice be delivered to the customer prior to assignment. Once a loan meets the criteria set forth in the policy, it is automatically referred to Ad Astra for collection. We make changes to our policy periodically in response to various factors, including regulatory developments and market conditions. As delinquent accounts are paid, Curo updates these accounts in real time. This ensures that collection activity will cease the moment a customer’s account is brought current or paid in full and considered in “good standing.” See Note 16, “Related Party Transactions" of the Notes to Consolidated Financial Statements for a description of our relationship with Ad Astra.

At Canada POS Lending, we utilize a combination of internal and external collection agencies to collect on past due and charged off accounts. Prior to an account charging off, accounts are addressed by either our internal collection call center or external agencies. Collection agents are trained to provide exceptional customer service with the objective of getting the customer to clear any past due amounts and emphasizing the importance of making future payments on time. After an account charges off, third party collection agencies call on our behalf to arrange repayment of debt. Attempts to collect are primarily made via phone calls, but email, text messages, and letters may be used.

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

For Canada POS Lending specifically, with the exit of Desjardins, we have partnered with merchants representing 77% of the retail market Desjardins served previously. In 2021 alone, we gained several new merchant partners, most notable of which was the LFL Group, one of Canada's largest retailer holding companies. We believe we have limited omnichannel competition, with new BNPL entrants focused primarily on small-ticket e-commerce transactions that do not require a credit card. We expect that our Canada POS business will become Canada's largest POS financing provider now that LFL has been onboarded. With our omni-channel financing solution, we expect continued market share gains for Canada POS Lending.

Seasonality

Our direct lending businesses in the U.S. and Canada typically experience the greatest demand during the third and fourth calendar quarters. In the U.S., this demand generally declines in the first calendar quarter as a result of federal income tax refunds and credits. Typically, our cost of revenue for loan products, which represents our provision for losses, is lowest as a percentage of revenue in the first quarter of each year due to our customers’ receipt of income tax refunds, and increases as a percentage of revenue for the remainder of the year. As a result, we experience seasonal fluctuations in our U.S. operating results and cash needs. Our lending business in Canada is less subject to seasonality than our U.S. lending business.

Our Canada POS Lending sales are largely driven by the typical seasonality experienced in the Canadian retail markets, with an average of 45% of sales historically falling in the last quarter of the year. Modest fluctuations are seen in February driven by Valentine’s Day in the jewelry category with furniture driving the majority of the seasonal impacts, driven by The Brick / Leon’s Furniture. Black Friday, in particular, has been a large driver of originations. In 2021, weekly originations in the second half of the year were nearly five times the amount experienced in the first half of the year.

Human Capital Resources

As of December 31, 2021, we had approximately 5,200 employees, approximately 3,600 of whom work in our stores. In addition to our corporate headquarters in Wichita, Kansas, we have a FinTech office in Chicago, Illinois, which allows us to attract and retain talented IT development and data science professionals. We also have offices in Toronto, Ontario and Greenville, South Carolina servicing our Canadian segments and Heights Finance, respectively. None of our employees are unionized or covered by a collective bargaining agreement and we consider our employee relations to be good.

We believe that customer service is critical to our continued success and growth. As such, we have staffed our legacy U.S. stores, (i.e., those stores not part of the acquisition of Heights) with a full-time Store Manager, Branch Manager or Manager, who runs the day-to-day operations of the store. The Manager is typically supported by two to three Senior Assistant Managers and/or Assistant Managers and three to eight full-time Customer Advocates. Customer Advocates conduct the POS activities and greet and interact with customers from a secured area behind expansive windows. We believe staff continuity is critical to our business. We believe that our pay rates for these positions are equal to or better than our major competitors and we regularly evaluate our benefit plans to maintain their competitiveness.

We are committed to the health and safety of every person who comes into our stores. During 2020 and 2021, as a result of COVID-19, we implemented additional safety protocols to protect our frontline store employees, customers and communities, including enhanced protocols regarding social distancing and routine store cleaning. We temporarily closed a number of stores for a limited amount of time for suspected or confirmed infections, which affected our total store volume. In 2021, with the onset of new variants, we continued to maintain robust safety protocols to ensure the safety of our customers and employees. For most of our contact center and corporate support employees, a remote-work policy has been instituted and we are evaluating best practices for a hybrid home/office environment. Our experienced teams have adapted quickly to the changes and have managed our business successfully during this challenging time.

Regulatory Environment and Compliance

The financial services industry is regulated at the federal, state and local levels in the U.S. and at the federal and provincial levels in Canada. Laws and regulations governing our loan products typically impose restrictions and requirements, such as those on:

•interest rates and fees;
•maximum loan amounts;
•income requirements;
•the number of simultaneous or consecutive loans and required waiting periods between loans;
•loan extensions and refinancings;
•payment schedules (including maximum and minimum loan durations);
•required repayment plans for borrowers claiming inability to repay loans;
•disclosures;
•security for loans and payment mechanisms;
•licensing; and
•database reporting, eligibility, and loan utilization information.

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

The legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified or reinterpreted. We work with regulatory authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that we believe are equitable to businesses and consumers alike, that facilitate competition thus lowering costs associated with financial products and services, and enable consumers to access myriad responsible credit products that meet their needs.

Due to the evolving nature of laws and regulations, new or revised laws or regulations, or repealed laws or regulations, could adversely impact our current product offerings or alter the economic viability of our existing products and services. For example, the 2017 Final CFPB Rule will likely increase costs, created additional complication and confusion to consumers attempting to repay their loans and lessen the effectiveness of our loan servicing and collections. In addition, in December of 2020, the CFPB issued its debt collection rule – Regulation F - which applies to the third-party collection activities of Ad Astra. The new rule imposes, among other things, strict consumer contact requirements, additional information disclosures to the consumer when attempting to collect the debt and otherwise prescribes prescriptive disclosure contents.

It is possible that future changes to statutes or regulations will have a material adverse effect on our results of operations or financial condition.

U.S. Regulations

U.S. Federal Regulations

The U.S. federal government and its agencies possess significant regulatory authority over consumer financial services, and these laws and regulations have a significant impact on our operations.

Dodd-Frank. In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Title X of this legislation created the CFPB, and provides the CFPB with broad rule-making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd-Frank also contains “UDAAP” provisions, which declare unlawful “unfair,” “deceptive” and “abusive” acts and practices in connection with the delivery of consumer financial services and gives the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, the Federal Trade Commission Act, Section 5, prohibits “unfair” and “deceptive” acts and practices in connection with a trade or business and gives the Federal Trade Commission enforcement authority to prevent and redress violations of this prohibition.

2017 and 2020 Final CFPB Rules. Pursuant to its authority to adopt UDAAP rules, the CFPB issued the 2017 Final CFPB Rule, which contained both “mandatory underwriting” or “ability-to-repay” (“ATR”) provisions and payment restrictions. The mandatory underwriting provisions applied to short-term consumer loans (with terms of 45 days or less) and longer-term balloon payment loans (i.e., any payments more than twice the size of other payments). These provisions imposed rigid ATR requirements and verification requirements on the industry, subject to a limited exception for certain loans in a sequence starting with a loan limited to $500 and declining for each new loan in the sequence.

The repayment provisions apply to the foregoing loans and to longer-term loans with (i) annual percentage rates exceeding 36% and (ii) lender access to the consumer’s account, whether by ACH, card payment, check or otherwise (i.e., “leveraged payment mechanism”). The payment provisions generally prohibit lenders from seeking payment, without explicit reauthorization, when two consecutive payments have failed due to insufficient funds. The provisions also require a series of prescribed notices for initial payments, “unusual” payments (by amount, payment date or payment modality) and a consumer rights notice after two consecutive payment attempts have failed due to insufficient funds.

The 2017 Final CFPB Rule was originally scheduled to go into effect, in its entirety, in August 2019. However, before that time, the CFPB announced it would reconsider the mandatory underwriting provisions of the 2017 Final CFPB Rule and delay its effective date. Additionally, the Community Financial Services Association (the “CFSA”) and the Consumer Service Alliance of Texas, two industry trade groups, brought a lawsuit (the “Texas Lawsuit”) against the CFPB in a Texas federal district court. The Texas Lawsuit challenged the entire 2017 Final CFPB Rule and resulted in a court-ordered stay of the Rule. In July 2020, the CFPB adopted a new rule (the “2020 Final CFPB Rule”) that rescinded the mandatory underwriting provisions of the 2017 Final CFPB Rule, but left the payment provisions fully intact.

Following adoption of the 2020 Final CFPB Rule, the plaintiffs in the Texas Lawsuit filed an amended complaint and a motion for a preliminary injunction against the remaining payment provisions of the 2017 Final CFPB Rule, arguing that the 2017 Final CFPB Rule is arbitrary and capricious; specifically, insofar as it fails to distinguish in its treatment between declined payment card transactions, which generally do not give rise to bank charges, and dishonored ACH payments and checks, which do. It was further argued to be invalid because it was adopted by a single Director, who, at the time the Rule was enacted, was only dischargeable for cause. The Supreme Court later found this structure unconstitutional and required the Director to be dischargeable without cause under the Dodd-Frank Act. On August 31, 2021, the U.S. District Court granted the CFPB’s motion for summary judgment and denied the plaintiffs’ motion for summary judgment, and ordered compliance with the CFPB Rules by June 13, 2022. Following the Court’s August 31, 2021 Order, plaintiffs filed a Notice of Appeal with the Fifth Circuit and a Motion for Stay Pending Appeal, asking to stay the compliance date until after their appeal is fully and finally resolved. On October 14, 2021, in its unanimous decision, the Fifth Circuit granted the motion by plaintiffs to extend the compliance date until 286 days after resolution of their appeal. Briefing was completed as of January 19, 2022 and oral argument is currently scheduled for the week of May 9, 2022.

Meanwhile, in October 2020, a community group, The National Association for Latino Community Asset Builders ("NALCAB"), filed a lawsuit against the CFPB in the federal district court for the District of Columbia (the “DC Lawsuit”). The DC Lawsuit sought to overturn the 2020 Final CFPB Rule and reinstate the mandatory underwriting provisions of the 2017 Final CFPB Rule on the basis that the rule is arbitrary and capricious. The CFSA has intervened as a defendant in the case and the CFPB has filed a motion to dismiss the complaint for lack of standing, supported by the CFSA. The US District Court granted CFSA’s and the CFPB’s motion to dismiss. NALCAB has until mid-March 2022 to appeal.

We believe that complying with the mandatory underwriting provisions of the 2017 Final CFPB Rule would have been costly and would have had a material adverse effect on our business and results of operations, and would have significantly reduced the permitted borrowings by individual consumers. We cannot provide assurance that the CFPB and CFSA will prevail on appeal nor that Congress will not pass legislation and the CFPB will not adopt a rule that could have a material adverse effect on our product offerings, business operations, results of operation or financial condition.

Likewise, we cannot provide assurance that the CFSA will prevail in the Texas Lawsuit. If it does not prevail in the district court or any ensuing appeal, either in whole or at least with respect to debit card transactions, the payment provisions as currently formulated would require significant modifications to our payment, customer notification and compliance systems, as well as create delays in initiating automated collection attempts when payments we initiate are unsuccessful. These modifications would increase our costs and reduce our revenues, albeit to a far lesser extent than the mandatory underwriting provisions. Accordingly, unless the payment provisions are declared invalid in the Texas Lawsuit, they may have a material adverse effect on our results of operations or financial condition.

For additional discussion of the potential impact of the 2017 Final CFPB Rule and 2020 Final CFPB Rule, see “Risk Factors—Risks Relating to Our Industry."

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

On October 30, 2020, the CFPB issued the first part of its Final Debt Collection Practices (Regulation F) Rule (the “Debt Collection Rule”), which, among other things, addressed the use of various communication modalities to collect debts, impose new collection requirements and limitations and clarified existing prohibitions on harassment or abuse, false or misleading representations and unfair debt collection practices under the FDCPA. On December 18, 2020, the CFPB issued the second part of its Final Debt Collection Practices (Regulation F) Rule, which addressed disclosures for consumers when attempting to collect a debt by a collector (e.g., the validation notice), and imposed requirements for furnishing information about a debt to consumer reporting agencies. The CFPB ultimately decided not to mandate any uniform time-barred debt disclosure as initially suggested in the May 2019 proposal, but did set forth in the commentary to the Debt Collection Rule that disclosing the time-barred status of an account when collecting may be required to avoid a UDAAP violation. The full Debt Collection (Regulation F) Rule was effective November 30, 2021. Adoption of the Debt Collection Rule required significant changes in Ad Astra’s collection practices to ensure compliance. While the Debt Collection Rule impacts the way we collect debts in order to comply with Regulation F, we do not believe it will have a material impact on our results of operations.

CFPB Enforcement. In addition to Dodd-Frank's grant of rule-making authority to the CFPB, which resulted in the 2017 Final CFPB Rule and the CFPB Debt Collection Rule, Dodd-Frank gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd-Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from approximately $6,323 per day for ordinary violations of federal consumer financial laws to approximately $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. Also, if a company has violated Title X of Dodd-Frank or CFPB regulations promulgated thereunder, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the law, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

CFPB Supervision and Examination. Additionally, the CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine payday lenders, and has released its Supervision and Examination Manual, which includes a section on Short-Term, Small-Dollar Lending Procedures. In the past, the CFPB has conducted supervisory and/or limited scope examinations of our business. Neither these prior examinations nor any Examination Reports had a material effect on our results of operations or financial condition.

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

The CFPB commenced its first examination of Ad Astra in October 2020, which covered the period from September 1, 2019 through August 31, 2020. The examination is ongoing and its purpose is to assess Ad Astra’s compliance management system and debt collection practices. While we do not expect that matters arising from this examination will have a material impact, Ad Astra has made, and is continuing to make, certain enhancements to its compliance procedures and debt collection practices.

For information on the civil investigative demand related to Heights' business, please see "Risk Factors--Risks Relating to our Business--CFPB investigation into certain of Heights' business practices is uncertain and may materially and adversely affect Heights' business and, ultimately, the combined business."

We cannot predict how current or future examinations or Examination Reports will impact us.

Possible Changes in Practices. While we do not expect that matters arising from our past CFPB examinations will have a material impact on us, we have made, and are continuing to make, at least in part to meet the CFPB's expectations, certain enhancements to our compliance procedures and consumer disclosures. For example, even if the payment provisions of the Final 2017 CFPB Rule do not become effective, we are likely to make changes to our payment practices in a manner that will likely increase our costs and/or reduce our consolidated revenues.

Anti-Arbitration Rule. Under its authority to regulate pre-dispute arbitration provisions pursuant to Section 1028 of Dodd-Frank, in July 2017 the CFPB issued a final rule prohibiting the use of mandatory arbitration clauses with class-action waivers in agreements for certain consumer financial products and services, including those applicable to us. Subsequently, Congress overturned this anti-arbitration rule. As a result, the rule will not become effective, and, pursuant to the Congressional Review Act, substantially similar rules may only be reissued with specific legislative authorization. However, Congress could potentially enact a law having a similar effect.

MLA. The Military Lending Act (the "MLA"), enacted in 2006, amended on July 22, 2015, and implemented by the Department of Defense (the "DoD"), imposes a 36% cap on the “all-in” annual percentage rates charged on loans to active-duty members of the U.S. military, Reserves and National Guard and their dependents. Accordingly, we do not meet all the requirements of the law in order to make loans to borrowers protected by the MLA.

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

Under the Equal Credit Opportunity Act ("ECOA") and Regulation B, we may not discriminate on various prohibited bases, including race, color, religion, national origin, sex, marital status or age (provided that the applicant has the capacity to enter into a binding contract), the fact that all or part of the applicant’s income is due to receipt of government benefits, or retirement or part-time income, or the fact that the applicant has in good faith exercised any right under the Consumer Credit Protection Act. We must also deliver notices specifying the basis for credit denials, as well as certain other notices.

The Fair Credit Reporting Act ("FCRA") regulates the use of consumer reports and reporting of information to credit reporting agencies. The FCRA limits the permissible uses of credit reports and requires us to provide notices to customers when we take adverse action or increase interest rates based on information obtained from third parties, including credit bureaus.

We are also subject to additional federal requirements with respect to electronic signatures and disclosures under the Electronic Signatures In Global And National Commerce Act ("ESIGN") and requirements with respect to electronic payments under the Electronic Funds Transfer Act ("EFTA)" and Regulation E. The EFTA and Regulation E protect consumers engaging in electronic fund transfers and contain restrictions, required disclosures and provide consumers certain rights relating to electronic fund transfers. Among other limitations, they prohibit creditors from conditioning the extension of credit on the consumer's repayment through electronic fund transfers authorized in advance to recur at substantially equal intervals.

Additionally, we are subject to the TCPA, CAN-SPAM Act and regulations of the Federal Communications Commission, which include limitations on telemarketing calls, auto-dialed calls, pre-recorded calls, text messages and unsolicited faxes. While we believe that our practices comply with the TCPA, the TCPA has nonetheless given rise to a spate of litigation nationwide.

We apply the FDCPA as a guide in conducting our first-party collection activities for delinquent loan accounts, and we are also subject to applicable state collections laws. Ad Astra must comply with the FDCPA and applicable state collections laws related to collection activities.

Bank Secrecy Act and Anti-Money Laundering Laws. Under regulations issued by the U.S. Department of the Treasury (the "Treasury Department") adopted under the Bank Secrecy Act of 1970 ("BSA"), we must report currency transactions in an amount greater than $10,000 by filing a Currency Transaction Report ("CTR"), and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. Multiple currency transactions must be treated as a single transaction if we have knowledge that the transactions are by, or on behalf of, the same person and result in either cash in or cash out totaling more than $10,000 during any one business day. We are required to file a CTR for any transaction which appears to be structured to avoid the required filing where the individual transaction or the aggregate of multiple transactions would otherwise meet the threshold and require the filing of a CTR.

The BSA also requires us to register as a money services business with the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN"). This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with FinCEN. We must also maintain a list of names and addresses of, and other information about, our stores and must make that list available to FinCEN and any requesting law enforcement or supervisory agency. That store list must be updated at least annually.

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

Privacy Laws. The Gramm-Leach-Bliley Act of 1999, as updated by the FTC’s final Safeguards Rule and its implementing federal regulations, requires us to protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. That disclosure must be made to customers at the time the customer relationship is established and at least annually thereafter. The FTC’s final Safeguards Rule includes, among other things, (i) detailed requirements for an information security program; (ii) new requirements for accountability, e.g., designation of a Qualified Individual; (iii) an expansion of the definition of a financial institution; and (iv) new definitions and examples. Under the final Safeguards Rule, safeguards must address access controls, data inventory and classification, encryption, secure development of application practices, authentication, information disposal procedures, change management, testing and incident response. Our Board of Directors has appointed a Qualified Individual and adopted a Safeguards Rule Policy.

U.S. State and Local Regulations

Currently, we make loans in approximately 27 states in the U.S. pursuant to enabling legislation that specifically allows direct loans of the type that we make. In one state, we make open-end loans pursuant to a contractual choice of Kansas law. In Texas, we operate under a CSO model, where we are paid by borrowers to facilitate loans from lenders unaffiliated with us.

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

In California, Assembly Bill 539 became effective on January 1, 2020. AB 539 imposes an annual interest rate cap of 36% plus the Federal Funds Rate (0.25% as of December 31, 2020) on all consumer loans between $2,500 and $10,000. Our California Installment loans, impacted by AB 539, produced 2.9% of our total consolidated revenue from continuing operations for the year ended December 31, 2021. Gross loans receivable on California Installment loans impacted by AB 539 amounted to $11.3 million as of December 31, 2021. We continue to evaluate alternatives available to service customers in the California market. There can be no assurance that we will be able to implement a strategy to replace our California Installment loans at rates above 36%, or if we do, that we will be able to avoid or prevail in any legal attacks on any such strategy. We have launched a test California installment loan at rates in compliance with the new restrictions. At this point, it is too early to determine if these new lower-rate installment loans will be sustainable or profitable. Refer to “Item 1A—Risk Factors” for additional information regarding the impact of this law to our business.

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

Texas CSO Lending: The CSO model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as a servicer for consumers to obtain credit from independent, non-bank consumer lending companies and we guaranty the lender against loss. As required by Texas law, we are registered as a CSO and, for our online services and services in some storefronts, also licensed as a CAB. Texas law subjects us to audit by the state’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

Nearly 50 Texas cities, including Austin, Dallas, San Antonio and Houston, have passed substantially similar local ordinances addressing products offered by CABs. These local ordinances place restrictions on the amounts that can be loaned to customers and the terms under which the loans can be repaid. As of December 31, 2021, we operated 54 stores in Texas cities with local ordinances. We were cited by the City of Austin in July 2016 for alleged violations of an Austin ordinance addressing products offered by CSOs. We believe that: (i) the ordinance conflicts with Texas state law, and (ii) our product in any event complies with the ordinance, when the ordinance is properly construed. The Austin Municipal Court agreed with our position that the ordinance conflicts with Texas law and, accordingly, did not address our second argument. However, in September 2017, the Travis County Court reversed this decision and remanded the case to the Municipal Court for further proceedings consistent with its opinion (including, presumably, a decision on our second argument). To date, a hearing and trial on the merits have not been scheduled.

In May 2020, the City of Austin proposed a second ordinance that became effective June 1, 202 and implemented restrictions on CSO transactions and revised certain definitions included in the original Austin ordinance. These revisions potentially affect the foundation upon which our previous arguments in municipal court were based. In June 2021, we launched a new product in the City of Austin to adhere to the updated ordinance. The City commenced audits of the new product in January 2022. The City advised that additional audits will be performed in the coming months to ensure full compliance, which would ultimately result in a resolution of all outstanding matters.

California Privacy Rights Act: The California Consumer Privacy Act (“CCPA”) became effective January 1, 2020. CCPA broadens consumer rights with respect to personal information, imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information, and a right to request that a business delete personal information about the consumer subject to certain exemptions. CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. A ballot initiative passed November 2020 entitled California Privacy Rights Act (“CPRA”) mirrors many concepts from the European General Data Protection Regulation, which becomes effective January 1, 2023 but contains a look back provision to January 1, 2022. This initiative expands consumer rights such as a right to correct inaccurate information, restricts ability to share information, establishes an independent agency, the California Privacy Protection Agency (“CPPA”) with enforcement and rule making authority, and requires data minimization and publication requirements related thereto. The CPRA extends the exemption of the original CCPA legislation to employee and business-to-business data, except as to notice requirements, until the effective date. The CPPA is instructed to provide substantial regulations by July 1, 2022. We anticipate this having a further impact on our business leading up to the effective date of January 1, 2023 as we work to become compliant with the new provisions while awaiting the regulations. We anticipate that other states and possibly the federal government will adopt laws similar to the CPRA in the future. While it is too early to know the full impact, these developments could increase costs or otherwise adversely affect our business.

Interest Rate "Unconscionability" in California: In the 2017 case of De La Torre v. CashCall, Inc., the Ninth Circuit U.S. Court of Appeals certified the following question to the California Supreme Court: “Can a 96% interest rate on consumer loans of $2500 or more governed by California Finance Code § 22303, render the loans unconscionable under California Finance Code § 22302?” In August 2018, the California Supreme Court decided that the interest rate on a consumer loan of $2,500 or more can render the loans unconscionable under Cal. Fin. Code § 22303. However, the Court did not address whether the loans in question were in fact unconscionable. The Court stressed that in order to find that an interest rate is unconscionable, courts must conduct an individual analysis of whether "under the circumstances of the case, taking into account the bargaining process and prevailing market conditions" a "particular rate was 'overly harsh,' 'unduly oppressive,' or 'so one-sided as to shock the conscience.'" This analysis is "highly dependent on context" and "flexible," according to the Court. The Court warned that lower courts should be wary of and must avoid remedies that amount to an "across-the-board imposition of a cap on interest rates."

Subsequent to the California Supreme Court’s decision in De La Torre, two class action lawsuits were filed against Speedy Cash, a Company subsidiary, in the Southern District of California. See "--Note 8. Commitments and Contingencies." Both cases have been dismissed and settled for immaterial amounts.

A California statute took effect as of January 1, 2020 that prohibits finance lenders from issuing loans between $2,500 and $10,000 with charges over 36% calculated as an annual simple interest rate (plus the prior month’s Federal Funds Rate).

Canada Regulations

Unsecured Installment Loans, Revolving LOC Loans and POS/BNPL Products

Unsecured Installment loans, Revolving LOC loans and POS/BNPL products are regulated at both the federal and provincial level in Canada. At the federal level, such lending products are subject to the criminal rate of interest provisions of the Criminal Code, which prohibit receiving (or entering into an agreement to receive) interest at an effective annual rate that exceeds 60% on the credit advanced under the loan agreement. These provisions have been in place, unchanged, since 1980, although they have been subject to periodic review and consultation.

Providers of these types of loans are also subject to provincial legislation that requires lenders to provide cost of credit disclosures and extend consumer protection rights to borrowers, such as prepayment rights, and prohibits the charging of certain default fees. Such laws are relatively harmonized in most Canadian jurisdictions, with some exceptions, notably Quebec. At this time, the only loan product we offer in Quebec is the FlexitiCard, which is a credit card product that runs on Flexiti's private network.

In addition, Alberta, Manitoba and Quebec have enacted legislation that specifically regulates high-cost credit grantors. These laws define a high-cost credit product and require licensing and additional consumer protection oversight. Manitoba was the first province to enact such legislation in 2016, followed by Alberta and Quebec in 2019.

High-cost credit laws will become effective in British Columbia on May 1, 2022. Regulations, among other things, prescribe the rate and criteria for the purposes of the definition of “high-cost credit product,” establish a licensing and oversight regime, provide for additional cancellation right provisions and prohibit concurrent lending between loan products. It is too early to predict the impact of such laws and potential regulations on our results of operations.

As of December 31, 2021, we operated 23 of our 201 Canada Direct Lending stores and conducted online lending in British Columbia. Revenues in British Columbia were approximately 11.3% of our Canada Direct Lending revenues and 3.5% of total consolidated revenues for the year ended December 31, 2021.

In Ontario, Bill 59 titled “Putting Consumers First Act (the “PCF Act”), which proposed additional consumer protection measures, received Royal Assent in April 2017. The PCF Act provides the Ontario Ministry with the authority to impose additional restrictions on lenders which offer installment loans, subject to a regulatory process, including: (i) requiring a lender to take into account certain factors with respect to the borrower before entering into a credit agreement with that borrower; (ii) capping the amount of credit that may be extended; (iii) prohibiting a lender from initiating contact with a borrower for the purpose of offering to refinance a loan; and (iv) capping the amount of certain fees that do not form part of the cost of borrowing. In July 2017, the Ministry of Government and Consumer Services in Ontario issued a consultation document requesting feedback on questions regarding a new regime for high-cost credit and limits on optional services, such as optional credit protection insurance. The proposed high-cost credit regime would apply to loans with an annual interest rate that exceeds 35%. The Ministry summary accompanying the consultation document stated that a further consultation paper would be issued in the fall of 2017 on those matters and that the Ministry expected that regulations would be published in early 2019.

In January 2021, the Ontario government launched a subsequent consultation on the regulation of high-cost credit. The consultation proposals include defining high-cost credit to include loans with an annual interest rate that exceeds the Bank of Canada Bank Rate plus 25%, and additional licensing, borrower protections and fees that could be charged in connection with any loan that would fall under the definition of high-cost credit. The consultation closed in March 2021.

On March 16, 2021, Ontario held a roundtable to solicit industry feedback on a government proposal for regulation of alternative financial services other than Single-Pay loans. The consensus among stakeholders was that regulations should not be overly prescriptive (i.e., use existing Consumer Protection and Collection Practices Act for the regulatory framework), and to harmonize with provinces that are already regulating so-called high-cost credit products. There have been no further developments. It is too early to predict the outcome of this consultation process and its impact on our results operations.

As of December 31, 2021, we operated 134 of our 201 Canada Direct Lending stores and conducted online lending in Ontario. Canada Direct Lending revenues in Ontario were approximately 64.2% of our Canada Direct Lending revenues and 20.2% of total consolidated revenues for the year ended December 31, 2021.

Single Pay

In May 2007, Canadian federal legislation was enacted that exempts from the criminal rate of interest provisions of the Criminal Code cash advance loans of $1,500 or less if the term of the loan is 62 days or less (“payday loans”) and the lender is licensed under provincial legislation as a short-term cash advance lender and the province has been designated under the Criminal Code.

Currently, Ontario, Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island and Saskatchewan have provincial enabling legislation allowing for payday loans and have also been designated under the Criminal Code. Under the provincial payday lender legislation there are generally cost of borrowing disclosure requirements, collection activity requirements, caps on the cost of borrowing that may be recovered from borrowers and restrictions on certain types of lending practices, such as extending more than one payday loan to a borrower at any one time. At this time, we offer our Single Pay loans in British Columbia, Manitoba, Newfoundland, Nova Scotia, Ontario and Saskatchewan.

Canadian provinces periodically review the regulations for payday loan products. Some provinces specify a time period within the applicable law while other provinces are silent or simply note that reviews will be periodic. In British Columbia, the last review of the payday loan rate resulted in a decrease of the total cost of borrowing to C$15 per C$100 lent effective September 1, 2018. In Manitoba, the last review was in 2016 and the rate of C$17 per C$100 lent was kept unchanged. In Nova Scotia, the last review was in 2018 and the rate was lowered to $19 per $100. Nova Scotia has scheduled their next review for March 2022. Payday loan legislation came into force in Newfoundland in April 2019, with a maximum rate set at C$21 per $100 lent; such rate remains unchanged. In Nova Scotia, the last review was conducted in 2018 and the maximum cost of borrowing was reduced to C$19 per C$100, effective February 1, 2019. Effective February 2018, Saskatchewan amended its payday loan legislation to provide that the maximum rate that may be charged to a borrower be reduced to C$17 per C$100 lent, and the maximum fee for a dishonored check was set at C$25.

Check Cashing

In Canada, the federal government generally does not regulate check cashing businesses, except in respect of federally regulated financial institutions (and other than the Criminal Code of Canada provisions noted above in respect of charging or receiving in excess of 60% annual interest rate on the credit advanced in respect of the fee for a check cashing transaction), nor do most provincial governments generally impose any regulations specific to the check cashing industry. The exceptions are the provinces of Quebec, where check cashing stores are not permitted to charge a fee to cash a government check; and Manitoba, British Columbia and Ontario, where the province imposes a maximum fee to be charged to cash a government check. The province of Saskatchewan also regulates the check cashing business but only in respect of provincially regulated loan, trust and financing corporations. We do not offer check cashing in the province of Quebec.

Available Information

Information about us, including our Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters of our standing committee is available at our website at www.curo.com. Printed copies of the documents listed above are available upon request, without charge, by writing to us at 3615 North Ridge Road, Wichita, Kansas 67205, Attention: Investor Relations.

We also make available through our website at www.ir.curo.com, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (along with certain other Company filings with the SEC) as soon as reasonably practicable after we electronically file those reports with or furnish them to the SEC. These materials are also accessible on the SEC's website at www.sec.gov.

ITEM 1A.     RISK FACTORS
Our operations and financial results are subject to many risks and uncertainties that could adversely affect our business, results of operations, financial condition or share price. While we believe the discussion below addresses the key risk factors affecting our business, there may be additional risks and uncertainties not currently known or that we currently deem to be immaterial that may become material in the future or that could adversely affect our business, results of operations, financial condition or share price. You should carefully consider the risk factors.

Risks Relating to Our Business

If our allowance for loan losses is not adequate to absorb our actual losses, this could have a material adverse effect on our results of operations or financial condition.

Our customers may fail to repay their loans in full. We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See Note 1, “Summary of Significant Accounting Policies and Nature of Operations”
of the Notes to Consolidated Financial Statements for factors we consider when estimating the allowance for loan losses. We also maintain a liability for estimated incurred losses on loans funded by third-party lenders under our CSO programs, which we guarantee. As of December 31, 2021, our aggregate allowance for loan losses and liability for losses associated with the guaranty for loans not in default (including loans funded by third-party lenders under our CSO programs) was $94.5 million. This reserve is an estimate. Actual losses are difficult to forecast, especially if losses stem from factors that we have not experienced historically, and unlike traditional banks, we are not subject to periodic review by bank regulatory agencies of our allowance for loan losses. In addition, Flexiti offers loans to consumers with a variety of no interest and/or no payment promotional offers. While many of Flexiti’s customers have prime credit scores, these promotional offers can make credit losses less predictable. As a result, our allowance for loan losses may not be sufficient to cover incurred losses or comparable to that of traditional banks subject to regulatory oversight. If actual losses are greater than our reserve and allowance, this could have a material adverse effect on our results of operations or financial condition.

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

If our scoring models fail to adequately predict the creditworthiness of customers, or if they fail to assess prospective customers’ ability to repay loans, or other components of our credit decision process fails, higher than forecasted losses may result. Similarly, if our scoring models overprice our products, we could lose customers. Among other things, factors such as COVID-19 impact our customers' ability to repay loans, and government programs focused on the pandemic, such as stimulus programs, or the cessation of such programs, or an inflationary environment , can further add volatility to loan balances, repayments and profitability. Furthermore, if we are unable to access third-party data, or access to such data is limited or cost prohibitive, our ability to accurately evaluate potential customers will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender (where applicable), may experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations or financial condition.

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

We may not achieve the expected benefits of businesses we acquire, including Flexiti and Heights, and any acquisition could disrupt our business plans or operations.

From time-to-time, we may acquire other businesses that may enhance our product platform or technology, expand the breadth of our markets or customer base or advance our business strategies. The success of any acquisition depends upon our ability to effectively integrate the management, operations and technology of the acquired business into our existing management, operations and technology platforms. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired businesses into our organization in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations or financial condition. The integration process could involve loss of key employees, disruption of ongoing businesses and/or loss of customers, incurrence of tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies. As a result, our ability to maintain relationships with customers, employees or other third-parties or our ability to achieve the anticipated benefits of acquisitions could be adversely affected and harm our financial performance.

The process of integrating formerly separately operated businesses may prove disruptive to both businesses, may take longer than we anticipate and may cause an interruption of and have a material adverse effect on our combined businesses. In that regard, we may not be able to successfully integrate Flexiti or Heights or otherwise realize the expected benefits of these acquisitions, including anticipated annual revenue and profits, operating costs and capital synergies, and the combined businesses could underperform relative to our expectations.

Even if we are able to successfully integrate the Heights business into our operations, we may not realize the anticipated cost saving synergies of the acquisition on the time table currently contemplated, or at all.

We acquired Heights based, in part, on the expectation that the acquisition would result in various cost saving synergies. Even if we can successfully integrate the Heights business into our operations, there can be no assurance that we will realize the expected cost saving synergies on the timetable currently contemplated, or at all. We expect to incur significant restructuring charges (including severance) and transition expenses in connection with these cost saving synergies. Achieving the expected cost saving synergies, as well as the costs of achieving them, is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the expected cost saving synergies of the acquisition or if the related costs exceed our estimates, our expectations of future results of operations, including the cost saving synergies expected to result from the acquisition, may not be met. Additionally, the actions we take to achieve cost saving synergies could have unintended consequences that adversely affect our business. If we encounter difficulties in achieving the expected cost saving synergies or do not achieve such cost saving synergies, we incur significantly greater costs related to such cost saving synergies than we anticipate or our activities related to such cost saving synergies have unintended consequences, our business, financial condition and results of operations could be adversely affected.

The outcome of a CFPB investigation into certain of Heights’ business practices is uncertain and may materially and adversely affect Heights’ business and, ultimately, the combined business.

In April 2020, Heights (then Southern Management Corporation) received a civil investigative demand (“CID”) from the CFPB. We have received and responded to additional CIDs and are fully cooperating with the investigation.

The CFPB has not yet made any allegations in the investigation, and we are currently unable to predict the eventual scope, ultimate timing or outcome of the CFPB investigation. While we are indemnified under the acquisition document for certain losses that arise with respect to the CFPB investigation, there can be no assurance that such indemnification will be sufficient to address all covered losses or that the CFPB’s ongoing investigation or future exercise of its enforcement, regulatory, discretionary or other powers will not result in findings or alleged violations of consumer financial protection laws that could lead to enforcement actions, proceedings or litigation, whether by the CFPB, other state or federal agencies, or other parties, and the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to Heights’s business practices or operations that could materially and adversely affect Heights’ or the combined business’, financial condition, results of operations or reputation.

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

Further, FASB issued new guidance that will require us to adopt the current expected credit loss (“CECL”) model to evaluate impairment of loans. The CECL approach, effective for us by January 1, 2023, requires evaluation of credit impairment based on an estimate of life of loan losses as opposed to credit impairment based on incurred losses. If we misinterpret or make inaccurate assumptions under the new guidance, our results of operations or financial condition could be adversely affected.

Changes in our financial condition or a potential disruption in the capital markets could reduce available capital.

If we do not have sufficient funds from our operations, excess cash or debt agreements, we will be required to rely on banking and credit markets to meet our financial commitments and short-term liquidity needs. We also expect to periodically access debt capital markets to finance the growth of our consumer loans receivable portfolio. Efficient access to such markets, which could be critical for us, may be restricted due to many factors, including deterioration of our earnings, cash flows or balance sheet quality, overall business or industry prospects, adverse regulatory changes, disruption to or deterioration in capital markets, a rising interest rate environment or a negative bias toward our industry by consumers. Disruptions and volatility in capital markets may cause banks and other credit providers to restrict availability of new credit. We may also have more limited access to commercial bank lending than other businesses due to the negative bias toward our industry. If adequate funds are not available, or are not available at favorable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of strategic opportunities or respond to competitive challenges, all of which could negatively impact our ability to achieve our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could have a material adverse effect on our business relationships with such third parties.

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

We operate stores across the U.S. and Canada and derive the majority of our revenue from consumer lending. Macroeconomic conditions, such as levels of employment, personal income and consumer sentiment, may influence demand for our products. Additionally, weather-related events, power losses, telecommunication failures, terrorist attacks, acts of war, widespread health emergencies and similar events, may significantly impact our customers’ ability to repay their loans and cause other negative impacts on our business. These conditions may result in us changing the way we operate our business, including tightening credit, waiving certain fees and granting concessions to customers.

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

In addition, a widespread health emergency, such as COVID-19, and perceptions regarding its impact, may continue to negatively affect the North American and global economy, travel, employment levels, employee productivity, demand for and repayment of our loan products and other macroeconomic activities, which could adversely affect our business, results of operations or financial condition. Given the dynamic nature of the COVID-19 pandemic, however, the extent to which it may impact our results of operations or financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

Failure to comply with debt collection regulations, or failure of our third-party collection agency to comply with debt collection regulations, could subject us to fines and other liabilities, which could harm our reputation and business.

In 2020, we acquired Ad Astra, our exclusive provider of third-party collection services for U.S. operations. Both federal and state law regulate debt collection communication and activities. Regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. Regulatory changes could make it more difficult for us and any collections agencies we may use to effectively collect on the loans we originate.

In 2016, the CFPB issued the 2016 CFPB Outline intended to increase consumer protection pertaining to third-party debt collectors and others covered by the FDCPA. The 2016 CFPB Outline would apply to the attempts of our third-party collection agency to collect debt originated by other lenders, including under our CSO programs. The proposals would not apply to our attempts to collect debt that we originate; however, the CFPB has announced that it plans to address consumer protection issues involving first-party debt collectors and creditors separately. In October 2020, the CFPB issued the first part of its Final Debt Collection Practices (Regulation F) Rule which addressed, among other things, communications in connection with debt collection and prohibitions on harassment or abuse, false or misleading representations and unfair debt collection practices. See "Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations—CFPB Debt Collection Rule." Adoption of the Regulation F Rule will require significant changes in Ad Astra’s collection and we are not able to give any assurance that the effect of these new rules will not have a material impact on our results of operations or financial condition.

We may be limited in our ability to collect on our loan portfolio, and the security interests securing a significant portion of our loan portfolio are not perfected, which may increase our credit losses.

Legal and practical limitations may limit our ability to collect on our loan portfolio, resulting in increased credit losses, decreased revenues and decreased earnings. State and federal laws and regulations restrict our collection efforts and the amounts that we are able to recover from the repossession and sale of collateral in the event of a customer’s default typically do not fully cover the outstanding loan balance and costs of recovery. A significant portion of our secured loans have not been and will not be perfected, which means that we cannot be certain that such security interests will be given first priority over other creditors. The lack of perfected security interests is one of several factors that may make it more difficult for us to collect on our loan portfolio. Additionally, for those of our loans that are unsecured, borrowers may choose to repay obligations under other indebtedness before repaying loans to us because such borrowers may feel that they have no collateral at risk. In addition, given the relatively small size of our loans, the costs of collecting loans may be high relative to the amount of the loan. As a result, many collection practices that are legally available, such as litigation, may be financially impracticable. These factors may increase our credit losses, which would have a material adverse effect on our results of operations and financial condition.

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

Our U.S. business typically experiences reduced demand in the first quarter because of customers’ receipt of tax refund checks. Demand for our U.S. lending services is generally greatest during the third and fourth quarters. This seasonality requires us to manage our cash flows during the year. If a governmental authority pursued economic stimulus actions or issued additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations or financial condition during those periods. If our revenues fall substantially below expectations during certain periods, our annual results and our ability to service our debt obligations could be materially adversely affected.

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

In addition, our SPV facilities contain certain performance covenants on the receivables pledged to each respective facility. If we violate these covenants, our ability to draw under these facilities could be impacted. Further, we may be required to redirect all excess cash to the lenders.

Failure to comply with debt covenants could have a material adverse effect on our liquidity, results of operation or financial condition if we are unable to access capital when we need it or if we are required to reduce our outstanding indebtedness

Because we depend on third-party lenders to provide cash needed to fund our loans, an inability to affordably access third-party financing could have a material adverse effect on our business.

Our principal sources of liquidity to fund our customer loans are cash provided by operations, funds from third-party lenders under CSO programs and our SPV facilities. We may not be able to secure additional operating capital from third-party lenders or refinance our existing credit facilities on reasonable terms or at all. As the volume of loans that we make to customers increases, we may have to expand our borrowing capacity on our existing SPV facilities or add new sources of capital. If the underlying collateral does not perform as expected, our access to the SPV facilities could be reduced or eliminated. The availability of these financing sources depends on many factors, some of which we cannot control. In the event of a sudden shortage of funds in the banking system or capital markets, we may not be able to maintain necessary levels of funding without incurring high funding costs, suffering a reduction in the term of funding instruments, or having to liquidate certain assets. If our cost of borrowing increases or we are unable to arrange new methods of financing on favorable terms, we may have to curtail our origination of loans, which could have a material adverse effect on our results of operations or financial condition.

We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our proprietary technology, including Curo, our IT platform, which we use for pricing and underwriting loans. We seek to protect our intellectual property with nondisclosure agreements with third parties and employees and through standard measures to protect trade secrets. We also implement cybersecurity policies and procedures to prevent unauthorized access to our systems and technology. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. We do not have agreements with all of our employees requiring them to assign to us proprietary rights to technology developed in the scope of employment. Additionally, while we have registered trademarks and pending applications for trademark registration(s), we do not own any patents or copyrights with respect to our intellectual property.

If a competitor learns our trade secrets (especially with regard to our marketing and risk management capabilities), if a third-party reverse engineers or otherwise uses our proprietary technology, or if an employee makes commercial use of the technology he or she develops for us, our business will be harmed. Pursuing a claim against a third-party or employee for infringement would be costly and our efforts may not be successful. If we are unable to protect our intellectual property, our competitors would have an advantage over us.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as well as regulatory and operational risks related to our business, assets and liabilities. Our risk management policies, procedures and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify concentrations of risk or additional risks to which we may become subject in the future.

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

We store and process large amounts of personally identifiable information, including sensitive customer information. While we believe that we maintain adequate policies and procedures, including antivirus and malware software and access controls, and use appropriate safeguards to protect against attacks, it is possible that our security controls over personal data and our employee training may not prevent improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

A successful penetration of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide personal information, including bank account information when applying for loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information. The technology we use to protect transaction data may be compromised due to advances in computer capabilities, new discoveries in cryptography or other developments. Data breaches can also occur because of non-technical issues.

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

As part of our business, and subject to applicable privacy laws, we may share confidential customer information and proprietary information with vendors, service providers and business partners who provide products, services or support to us. The information systems of these third parties may also be vulnerable to any of the above cyber risks or security breaches, and we may not be able to ensure that these third parties have adequate security controls in place to protect the information that we share with them. If our proprietary or confidential customer information is intercepted, stolen, misused or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customers and suppliers, additional regulatory scrutiny and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and liquidity. Although we maintain insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

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

If the information provided by customers to us is inaccurate, we may misjudge a customer’s qualification to receive a loan, which may adversely affect our results of operations.

A significant portion of our underwriting activities and our credit extension decisions are made online. We rely on certain third-party vendors in connection with verifying application data related to loans originated online. Any error or failure by a third-party vendor in verifying the information may cause us to originate loans to borrowers that do not meet our underwriting standards. From time to time in the past, these checks have failed and there is a risk that these checks could also fail in the future. We cannot be certain that every loan is made in accordance with our underwriting standards. Variances in underwriting standards could expose us to greater delinquencies and credit losses than we have historically experienced.

In addition, in deciding whether to extend credit or enter into other transactions with customers, we rely heavily on information provided by customers, counterparties and other third parties, including credit bureaus and data aggregators, and we further rely on representations of customers and counterparties as to the accuracy and completeness of that information. If a significant percentage of our customers were to intentionally or negligently misrepresent any of this information, or provide incomplete information, and our internal processes were to fail to detect such misrepresentations in a timely manner, we could end up approving a loan that, based on our underwriting criteria, we would not have otherwise made. As a result, our earnings and our financial condition could be negatively impacted.

Employee misconduct could harm us by subjecting us to monetary loss, legal liability, regulatory scrutiny and reputational harm.

Our reputation is crucial to maintaining and developing relationships with existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities, including fraud or theft, we could be subject to regulatory sanctions and suffer significant harm to our reputation, financial condition, customer relationships and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Risks Relating to Our Industry

The CFPB authority over U.S. consumer lending could have a significant impact on our U.S. business.

The CFPB regulates U.S. consumer financial products and services, including consumer loans offered by us. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services.

The CFPB has examined our lending products, services and practices, and we expect the CFPB will continue to examine us. CFPB examiners have the authority to require quarterly monitoring, inspect our books and records and probe our business practices, and its examination includes review of marketing activities; loan application and origination activities; payment processing activities and sustained use by consumers; collections, accounts in default and consumer reporting activities as well as third-party relationships. As a result of these examinations of us or other parties, we could be required to change our products, services or practices, or we could be subject to monetary penalties, which could materially adversely affect us. Beginning in the fourth quarter of 2021, we are required to submit certain information regarding our business to the CFPB on a quarterly basis.

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

On July 7, 2020, the CFPB issued the 2020 Final Rule, which rescinded part of the 2017 Final CFPB Payday Rule requiring enhanced underwriting and an "ability-to-repay" analysis; but kept intact the payment provisions around debiting consumer accounts. The 2017 Final CFPB Payday Rule is currently stayed as a result of an industry legal challenge and the effective date of the payment provisions is unknown. In light of this industry challenge, we cannot predict when it will ultimately go into effect or quantify its potential effect on us. If the payment provisions of the 2017 Final CFPB Payday Rule become effective in the current form, we will need to make changes to our payment processes and customer notifications in our U.S. consumer lending business. If we are not able to make all of these changes successfully, the payment provisions of the 2017 Final CFPB Payday Rule could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows. Refer to Business—Regulatory Environment and Compliance—U.S. Regulations—U.S. Federal Regulations— CFPB Rules."
Following the Seila Law Supreme Court decision, President Biden requested and received the CFPB director's resignation and replaced her with an Acting Director. President Biden's nomination for the CFPB's next director, Rohit Chopra, who was confirmed by the Senate in October of 2021, is expected to enhance the CFPB's supervisory and enforcement regime.

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
•insurance products;
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

Several municipalities have passed laws that regulate aspects of our business, such as zoning and occupancy regulations to limit consumer lending storefronts. Similarly, nearly 50 Texas municipalities have enacted ordinances that regulate products offered under our CAB programs, including loan sizes and repayment terms. The Texas ordinances have forced us to make substantial changes to the loan products we offer and have resulted in litigation initiated by the City of Austin challenging the terms of our modified loan products. See Item 1, "Business—Regulatory Environment and Compliance—U.S. Regulations— State" and Note 8, “Commitments and Contingencies." If additional local laws are passed that affect our business, this could materially restrict our business operations, increase our compliance costs or increase the risks associated with our regulatory environment.

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

Our insurance operations are subject to a number of risks and uncertainties.

Heights’ customers can either purchase optional insurance products, including credit life, credit accident and health, credit property insurance and credit involuntary unemployment insurance, through a third-party independent insurer and finance the premiums with their loan from Heights, or customers may purchase their own insurance naming Heights as a “loss payee” and provide proof of insurance to Heights.

When purchased by a customer, Heights' credit insurance products insure the customer’s payment obligations on the associated loan in the event the customer is unable to make monthly payments due to death, disability, or involuntary unemployment, or in the event of a casualty event associated with the underlying collateral. Although a customer can pay the associated premiums separately, substantially all customers finance payment of the premium, with the financed premium included in the balance of the loan. A credit insurance product may be cancelled if, for example, (i) we request cancellation due to the customer’s default on obligations under the associated loan, (ii) the customer prepays the principal balance of the associated loan in full, or (iii) the customer elects to terminate the credit insurance prior to the expiration of the term thereof (which the customer may do at any time).

Our insurance operations are subject to a number of risks and uncertainties, including changes in laws and regulations, customer demand for insurance products, claims experience and insurance carrier relationships. Changes to laws or regulations may, for example, negatively impact our ability to offer one or more of our insurance products; the way we are permitted to offer such products; capital and reserve requirements; the frequency and type of regulatory monitoring and reporting to which we are subject; benefits or loss ratio requirements; and insurance producer and agent licensing or appointment requirements. In addition, because our customers are not required to purchase the credit insurance products that we offer, we cannot be certain that customer demand for credit insurance products will not decrease in the future. Our insurance operations are also dependent on our lending operations as the sole source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would have no method of distribution. Insurance claims and policyholder liabilities are also difficult to predict and may exceed the related reserves set aside for claims and associated expenses for claims adjudication.

We are also dependent on the continued willingness of unaffiliated third-party insurance companies to participate in the credit insurance market and we cannot be certain that the credit insurance market will remain viable in the future. Further, if our insurance providers are, for any reason, unable or unwilling to meet claims and premium reimbursement payment obligations or premium ceding obligations, we could be subject to increased net credit losses, regulatory scrutiny, litigation and other losses and expenses.

If any of these events, risks, or uncertainties were to occur or materialize, it could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Our stock price, reputation and financial results could be adversely affected by media and public perception of our credit products.

Consumer advocacy groups and various media outlets continue to criticize alternative financial services providers. These critics often characterize such alternative financial services providers as predatory or abusive toward consumers. If these persons were to criticize the products that we offer, it could negatively impact our relationships with existing borrowers and our ability to attract new borrowers and generate dissatisfaction among our employees.

Litigation, including class actions, and administrative proceedings against us or our industry could have a material adverse effect on our results of operations, cash flows or financial condition.

We have been the subject of administrative proceedings and lawsuits, as well as class actions, in the past, and may be involved in future proceedings, lawsuits or other claims. See Item 1, "Business—Regulatory Environment and Compliance— U.S. Regulations—U.S. and State" and Note 8, “Commitments and Contingencies” for a description of material litigation. Other companies in our industry have also been subject to litigation, class action lawsuits and administrative proceedings regarding the offering of consumer loans and the resolution of those matters could adversely affect our business. We anticipate that lawsuits and enforcement proceedings involving our industry, and potentially involving us, will continue to be brought.

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

We do not originate nor control the pricing or functionality of Unsecured Installment loans originated by a bank and other bank sponsored products, such as Revolve Finance and First Phase. We have agreements with third party banks that license our technology and underwriting services and that make all key decisions regarding the underwriting, product features and pricing. We generate revenues from these products through marketing, servicing and technology licensing fees, as well as, at times, through our participating interest, depending on the product. If a bank changes its pricing, underwriting or marketing of the product in a way that decreases revenues or increases losses, then the profitability could be reduced, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. If our relationship with a bank ended, we may not be able to find another suitable replacement bank and new arrangements, if any, may result in significantly increased costs to us. Any inability to find another bank would adversely affect our ability to continue to facilitate the bank-originated products, which in turn could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Risk Factor Relating to our Investment in Katapult

Our operating results may be adversely affected by our investment in Katapult.

As of December 31, 2021, we owned 25.2% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares. We apply the equity method of accounting to certain shares of common stock and interests that qualify as in-substance common stock. We recognize our share of Katapult's income or losses on a one-quarter lag related to the equity method investment. We made a $10 million investment in December 2021 to increase the investment to 25.2%. We cannot provide assurance that our investment will (i) increase or maintain its value, or (ii) that we will not incur losses from the holding of such investments.

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

Our business could suffer as the result of the loss of the services of our senior executives or if we cannot attract and retain talented employees.

We compete with other companies both within and outside of our industry for talented employees. If we cannot recruit, train, develop, and retain sufficient numbers of talented employees, particularly in light of our growth plans, we could experience increased turnover, decreased customer satisfaction, operational challenges, low morale, inefficiency or internal control failures. Insufficient numbers of talented employees, particularly IT developers, could also limit our ability to grow and expand our businesses. Labor shortages could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.

The original founders of the company ("Founders") own a significant percentage of our outstanding common stock and their interests may conflict with ours or yours in the future.

At December 31, 2021, the Founders owned 41.5% of our outstanding common stock and each is a member of our Board of Directors. Accordingly, the Founders collectively can exert control over many aspects of our company, including the election of directors. The Founders interests may not in all cases be aligned with your interests. On January 28, 2022, Doug Rippel, co-founder and Executive Chairman of the Board, tendered his resignation from the Board to be effective immediately following the Company’s annual meeting of shareholders in 2022.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

As of December 31, 2021, we leased 550 stores in the U.S. and 201 stores in Canada. Our U.S. stores include 390 branches from the acquisition of Heights, which we acquired on December 27, 2021. We lease our principal executive offices, which are located in Wichita, Kansas. We also lease administrative offices in Greenville, South Carolina and Toronto, Ontario and a FinTech office in Chicago, Illinois. Our centralized collections facilities are in the U.S. and Canada. See Note 12, "Leases" of the Notes to Consolidated Financial Statements for additional information on our operating leases with real estate entities that are related to us through common ownership.

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

As of March 3, 2022, there were approximately 130 stockholders of record of our common stock. Holders of record do not include an indeterminate number of beneficial holders whose shares are held through brokerage accounts and clearing agencies.

Dividends

Our Board of Directors approved a quarterly dividend program in 2020 for $0.055 per share ($0.22 annualized), which was increased to $0.11 per share in May of 2021 ($0.44 annualized). In February 2022, the Board also approved an $0.11 per share quarterly dividend for the calendar year 2022. Our Board of Directors has discretion to determine whether to pay dividends in the future based on a variety of factors, including our earnings, cash flow generation, financial condition, results of operations, the terms of our indebtedness and other contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors authorized a share repurchase program (the "2021 Repurchase Program") providing for the repurchase of up to $50.0 million of our common stock.

The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(4) (in millions)
October 2021	287,398	$18.33	286,629	$27.1
November 2021	794,943	18.01	294,266	21.8
December 2021	843,567	16.25	568,385	12.6
Total	1,925,908	$17.28	1,149,280
(1) Includes shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 11, "Share-based compensation" of the Notes to the Consolidated Financial Statements for additional details on our stock-based compensation plans.

(2) Includes shares repurchased in a private transaction. See Note 23, "Share Repurchase Program" of the Notes to the Consolidated Financial Statements for additional details.
(3) All shares purchased as part of a publicly announced plan were purchased under the 2021 Repurchase Program, described in this Item 5.
(4) As of the end of the period.

In February 2022, we completed our purchases under the 2021 Repurchase Program. Refer to Note 24, "Subsequent Events" for additional details.

In February 2022, our Board authorized a new share repurchase program for up to $25.0 million of our common stock. Repurchases under this program will commence at our discretion and continue until completed or terminated. We expect the purchases to be made from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

ITEM 6.     [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, result of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included herein.

Components of Our Results of Operations

Revenue

The core consumer finance products we offer include Revolving LOC and Installment loans. Revenue in our Consolidated Statements of Operations includes: interest income, MDR, finance charges, CSO fees, insurance revenue, late fees and non-sufficient funds fees. Product offerings differ by jurisdiction and are governed by the laws in each jurisdiction.

Revolving LOC loans are lines of credits without specified maturity dates and include our POS financing products at Flexiti. We record revenue from Revolving LOC loans on a simple-interest basis. Revolving LOC revenues include interest income on outstanding revolving balances and other usage or maintenance fees as permitted by underlying statutes. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets. Revolving LOC revenues also include MDR, which represents a fee charged to merchant partners to facilitate customer purchases at merchant locations. The fee is recorded as unearned revenue when received and recognized over the expected loan term.

Historically, Installment loans range from unsecured, short-term, small-denomination loans, whereby a customer receives cash in exchange for a post-dated personal check or pre-authorized debit from the customer's bank account, to fixed-term, fully amortizing loans with a fixed payment amount due each period during the term of the loan. With the acquisition of Heights in December 2021, we now offer long-term large loans to customers. For our short-term, small denomination loans, we recognize revenue on a constant-yield basis ratably over the team of each loan. We defer and recognize unearned fees over the remaining term of the loan at the end of each reporting period. Revenues from these short-term loans represent deferred presentment or other fees as defined by the underlying state, provincial, or national regulations. For our fixed-term, fully amortizing loans, we record revenues on a simple-interest basis. Revenue for fixed-term Installment loans includes interest income from Company-Owned loans, CSO fees, and non-sufficient funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1% of Installment revenues. Accrued interest and fees are included in "Gross loans receivable" in the Consolidated Balance Sheets.

We also provide a number of ancillary financial products, including optional credit protection insurance, check cashing, demand deposit accounts, and money transfer services. Heights offers optional insurance products to its customers in connection with its lending operations, including credit life, credit accident and health, credit property insurance and credit involuntary unemployment insurance with the policies written by unaffiliated third-party insurance companies. Insurance commissions, written in connection with certain loans, are credited to unearned insurance commissions and recognized as income over the life of the related insurance contracts, using a method similar to that used for the recognition of interest income.

Provision for Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb such losses based primarily on our analysis of historical loss rates by products containing similar risk characteristics. The allowance for losses on our Company-Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. The liability for estimated incurred losses related to loans originated by third-party lenders through CSO programs, which we guarantee but do not include in the Consolidated Financial Statements (referred to as "Guaranteed by the Company"), is reported in "Liability for losses on CSO lender-owned consumer loans" in the Consolidated Balance Sheets. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.
Operating Expense

Our primary categories of operating expense are as follows:

•Salaries and Benefits—includes salaries and personnel-related costs, including benefits, bonuses and share-based compensation expense for both store and corporate costs.

•Occupancy—includes rent expense on our leased facilities and equipment, utilities, insurance and certain maintenance expenses for both store and corporate costs.

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

•Direct Operations—includes expenses associated with the direct operations and technology infrastructure related to loan underwriting, collections and processing, and bank service charges and credit scoring charges.

•Depreciation and amortization—includes all store and corporate depreciation and amortization expense.

•Other operating expense—includes expenses such as office expense, security expense, travel and entertainment expenses, certain taxes, legal and professional fees, foreign currency impact to our intercompany balances, gains or losses on foreign currency exchanges, disposals of fixed assets, certain store closure costs, and other miscellaneous income and expense amounts.

Other Expense

Our non-operating expenses include the following:

•Interest Expense—includes interest primarily related to our Senior Secured Notes, our SPV and SPE facilities, and our Senior Revolver.

•Income or loss from equity method investment and Gain from equity method investment - includes our share of Katapult's income or loss and a recognized gain from the merger of Katapult and FinServ. Refer to Item 1, "Business—Company History and Overview" and Note 6, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements for additional details on our equity method investment.

•Loss on extinguishment of debt - includes costs associated with the extinguishment of debt facilities.

Revenue by Product and Segment and Related Loan Portfolio Performance

Consolidated Revenue by Product and Segment

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	For the Year Ended
	December 31, 2021					December 31, 2020
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 106,302	$ 156,000	$ 32,289	$ 294,591	36.0%	$ 134,449	$ 115,053	$ —	$ 249,502	29.4%
Installment	405,409	43,735	—	449,144	54.9%	489,057	49,628	—	538,685	63.6%
Ancillary	14,251	57,304	2,553	74,108	9.1%	15,018	44,191	—	59,209	7.0%
Total revenue	$ 525,962	$ 257,039	$ 34,842	$ 817,843	100.0%	$ 638,524	$ 208,872	$ —	$ 847,396	100.0%

For the year ended December 31, 2021, total revenue declined $29.6 million, or 3.5%, to $817.8 million, compared to the prior year. Excluding Runoff Portfolios, total revenue for the year ended December 31, 2021 increased $33.7 million, or 4.6%, compared to the prior year. Geographically, U.S. revenues declined 17.6% year over year (9.5% excluding Runoff Portfolios) largely due to COVID-19 Impacts, while Canada Direct Lending revenues increased 23.1% due to the continued popularity and growth of Revolving LOC loans. For the year ended December 31, 2021, Canada POS Lending revenue was $34.8 million, inclusive of acquisition-related adjustments which reduced total revenue by $7.5 million.

Canada POS Lending revenue includes MDR, which is recognized over the life of the underlying loan term. On March 10, 2021, we completed the acquisition of Flexiti. For the year ended December 31, 2021, Canada POS Lending results were impacted by adjustments related to that acquisition that reduced revenue by $7.5 million and net revenue by $13.9 million ("acquisition-related adjustments"). The acquisition included a loan portfolio with a fair value of approximately $196.1 million ("Acquired Portfolio"). A fair value discount of $12.5 million was based on estimated future net cash flows and is recognized in net revenue over the expected life of the Acquired Portfolio (approximately 12 months). This amortization resulted in an increase in revenue of $6.6 million and loan loss provision of $6.4 million for the year ended December 31, 2021. The Acquired Portfolio also included $14.1 million of unearned MDR and annual and administrative fees, which are not amortized to revenue for the Acquired Portfolio because they do not represent future cash flows. For the year ended December 31, 2021, Canada POS Lending revenue and net revenue were both lower by $14.1 million compared to what would have been reported if the unearned MDR and fees had been recognized over the expected life of the Acquired Portfolio. The acquisition-related adjustments related to the unearned MDR annual and administrative fees will decline each quarter, until becoming fully amortized by the end of the first quarter of 2022.

The table below presents acquisition-related adjustments to Flexiti's revenue and net revenue for the year ended December 31, 2021:

(in thousands, unaudited)	Canada POS Lending	Acquisition-related adjustments		Adjusted Canada POS Lending
Interest income	$22,335	$(6,614)	(1)	$15,721
Other revenue	12,506	14,074	(2)	26,580
Total revenue	$34,841	$7,460		$42,301

Provision for losses	24,638	(6,444)	(1)	18,194
Net revenue	$10,203	$13,904		$24,107
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

From a product perspective, Revolving LOC revenues increased $45.1 million, or 18.1%, compared to the prior year, primarily due to growth in Canada Direct Lending revenue of $40.9 million, or 35.6%, and Canada POS Lending of $32.3 million, partially offset by declines in U.S. revenue of $28.1 million, or 20.9%. Excluding Runoff Portfolios, U.S. Revolving LOC revenue decreased $1.6 million, or 1.6%, for the year ended December 31, 2021 compared to the prior year.

For the year ended December 31, 2021, Installment revenues decreased $89.5 million, or 16.6%, compared to the prior year. Excluding Runoff Portfolios, Installment revenue decreased $52.9 million, or 11.6%, primarily as a result of COVID-19 related constraints on demand and the continued shift to Revolving LOC loans.

Ancillary revenues increased $14.9 million, or 25.2%, versus the prior year from the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

The following table summarizes revenue by product, including CSO fees, for 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2020					December 31, 2019
	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$ 134,449	$ 115,053	$ —	$ 249,502	29.4%	$ 147,794	$ 97,462	$ —	$ 245,256	21.5%
Installment	489,057	49,628	—	538,685	63.6%	747,417	85,275	—	832,692	72.9%
Ancillary	15,018	44,191	—	59,209	7.0%	18,295	45,554	—	63,849	5.6%
Total revenue	$ 638,524	$ 208,872	$ —	$ 847,396	100.0%	$ 913,506	$ 228,291	$ —	$ 1,141,797	100.0%

For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenue by Product and Segment and Related Loan Portfolio Performance" in Part II Item 7 of our 2020 Form 10-K.

The following table presents online revenue and online transaction compositions, including CSO fees, of the products and services that we currently offer within the U.S., excluding Heights, and Canada Direct Lending segments:

	Year Ended December 31,
	2021	2020
Online revenue as a percentage of consolidated revenue	50.5%	48.5%
Online transactions as a percentage of consolidated transactions	60.8%	54.7%

For the year ended December 31, 2021, online revenue as a percentage of consolidated revenue increased as a result of our store closures during the second and third quarters of 2021, as well as the continued transition of customers to our online channel.

Loan Volume and Portfolio Performance Analysis

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in our Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender (in thousands):

		As of
(in thousands, unaudited)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
U.S.
Revolving LOC	$ 52,532	$ 51,196	$ 47,277	$ 43,387	$ 55,561
Installment - Company Owned	609,413	137,987	139,234	142,396	167,890
Canada Direct Lending
Revolving LOC	402,405	366,509	337,700	319,307	303,323
Installment	24,792	24,315	23,564	24,385	26,948
Canada POS Lending
Revolving LOC	459,176	302,349	221,453	201,539	—
Company Owned gross loans receivable	$ 1,548,318	$ 882,356	$ 769,228	$ 731,014	$ 553,722
Gross loans receivable Guaranteed by the Company	46,317	43,422	37,093	32,439	44,105
Gross combined loans receivable (1)	$ 1,594,635	$ 925,778	$ 806,321	$ 763,453	$ 597,827
(1) See a description of non-GAAP Financial Measures in "Supplemental Non-GAAP Financial Information."

Gross combined loans receivable by product at quarter-end are presented below.

Gross Combined Loans Receivable (a non-GAAP measure)
(in millions)

$1,594.6
$46.3
$634.2
$914.1
$925.8
$43.4
$162.3
$720.1
$806.3
$37.1
$162.8
$606.4
$763.5
$32.4
$166.8
$564.2
$597.8
$44.1
$194.8
$358.9
Q4'21
Q3'21
Q2'21
Q1'21
Q4'20
Revolving LOC
Installment
CSO

Gross combined loans receivable increased $996.8 million, or 166.7%, to $1,594.6 million as of December 31, 2021, from $597.8 million as of December 31, 2020. Gross combined loans receivables as of December 31, 2021 included $196.1 million and approximately $472 million of receivables acquired on the date of acquisition of Flexiti and Heights, respectively. Canada POS Lending has continued to grow rapidly throughout the year, particularly beginning in July 2021 with Flexiti beginning its exclusive POS financing partnership with LFL. In addition, the holiday season drove $114.4 million of Canada POS Lending loan growth in November and December 2021. Excluding loans acquired in connection with the Flexiti acquisition on March 10, 2021 and the Heights acquisition on December 27, 2021, gross combined loans receivables increased $329.0 million, or 41.4%, from December 31, 2020 to December 31, 2021, primarily driven by Canada Direct Lending growth of $96.9 million, or 29.3%. During such period, U.S. gross combined loans receivable, excluding Heights, decreased $30.9 million, or 11.6%, primarily due to (i) COVID-19 Impacts and (ii) the aforementioned Runoff Portfolios. Excluding Runoff Portfolios and gross loans receivables acquired with Heights, U.S. gross combined loans receivable grew $24.3 million, or 12.6%, during such period.

Sequentially, gross combined loans receivable increased $668.9 million, or 72.2%. Geographically, U.S. grew sequentially by $475.7 million, or 204.5%, as a result of our acquisition of Heights, which accounted for approximately $472 million of loans receivable as of December 31, 2021. Canada grew sequentially by $193.2 million, or 27.9%, primarily driven by Canada POS Lending growth of $156.8 million, or 51.9%, and Canada Direct Lending Revolving LOC growth of $35.9 million, or 9.8%. Excluding Heights, gross combined loans receivable increased $197.2 million, or 21.3%, sequentially, as consumer demand increased in the fourth quarter.

Consolidated Results of Operations

Beginning in the year ended December 31, 2021, we changed our presentation of operating expenses on our Statements of Operations. The December 31, 2020 and December 31, 2019 presentations have been revised to conform to the current year presentation. Refer to the comparison of "Comparison of Consolidated Results of Operations for the Years Ended December 31, 2021 and 2020" below for a description of expenses included within each operating expense line item.

The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "—Segment Analysis" below.

(in thousands)

(in thousands, unaudited)	Year Ended December 31,
	2021	2020 (1)	2019 (1)
Revenue	$ 817,843	$ 847,396	$ 1,141,797
Provision for losses	245,668	288,811	468,551
Net revenue	572,175	558,585	673,246
Operating Expenses
Salaries and benefits	237,109	196,817	206,193
Occupancy	55,559	57,271	54,895
Advertising	38,762	44,552	53,398
Direct operations	60,056	46,893	73,568
Depreciation and amortization	26,955	17,498	18,630
Other operating expense	74,682	47,048	48,049
Total operating expenses	493,123	410,079	454,733
Other expense (income)
Interest expense	97,334	72,709	69,763
(Income) loss from equity method investment	(3,658)	(4,546)	6,295
Gain from equity method investment	(135,387)	—	—
Loss on extinguishment of debt	40,206	—	—
Total other (income) expense	(1,505)	68,163	76,058
Income from continuing operations before income taxes	80,557	80,343	142,455
Provision for incomes taxes	21,223	5,895	38,557
Net income from continuing operations	59,334	74,448	103,898
Net income from discontinued operations, net of tax	—	1,285	7,590
Net income	$ 59,334	$ 75,733	$ 111,488

(1) The December 31, 2020 and 2019 presentation has been revised to conform to the current period presentation.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2021 and 2020

Revenue and Net Revenue

For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for losses decreased by $43.1 million, or 14.9%, for the year ended December 31, 2021 compared to the prior year. The decrease in provision for losses was primarily a result of lower average loan balances in the U.S. and multiple rounds of U.S. government stimulus associated with COVID-19, partially offset by provisioning on Canada Direct Lending growth and upfront loss provisioning on rapid customer receivables growth late in the quarter in Canada POS Lending. Refer to "Loan Volume and Portfolio Performance Analysis" and "Segment Analysis" sections below for additional details.

Operating Expenses

Salaries and benefits were $237.1 million for the year ended December 31, 2021, an increase of $40.3 million, or 20.5%, compared to the prior year. Excluding costs associated with Canada POS Lending, salaries and benefits increased $25.8 million, or 13.1%, primarily due to timing and level of performance-based variable compensation and personnel investments to support Canada Direct Lending growth.

Occupancy costs were $55.6 million for the year ended December 31, 2021, a decrease of $1.7 million, or 3.0%, compared to the prior year. Excluding costs associated with Canada POS Lending, occupancy costs decreased $2.2 million, or 3.9%, primarily due to store closures in the U.S. during the second and third quarters of 2021.

Advertising costs decreased $5.8 million, or 13.0%, year over year, and $7.1 million, or 15.9%, excluding Canada POS Lending. The prior-year period included costs for Verge Installment loans which have since been suspended, as described further in "Segment Analysis" below.

Direct operations were $60.1 million for the year ended December 31, 2021, an increase of $13.2 million, or 28.1%, compared to the prior year. Excluding costs associated with Canada POS Lending, direct operations decreased $1.2 million, or 2.6%, primarily driven by lower collection fees paid in the U.S. due to lower year over year demand and multiple rounds of significant U.S. government stimulus associated with the COVID-19 pandemic.

Depreciation and amortization expense increased $9.5 million, or 54.0%, year over year. Excluding costs associated with Canada POS Lending, depreciation and amortization expense decreased $1.0 million, or 5.6%, primarily driven by our store closures in the U.S. during the second and third quarters of 2021.

Other operating expenses were $74.7 million for the year ended December 31, 2021, an increase of $27.6 million, or 58.7%, compared to the prior year. Excluding costs associated with Canada POS Lending, other operating expenses increased $17.8 million, or 37.9%, primarily due to (i) $13.7 million of transaction costs related to our acquisition of Flexiti in March 2021, our acquisition of Heights in December 2021, and the Katapult and FinServ merger in June 2021, and (ii) $8.8 million of certain restructuring costs related to our second and third quarter 2021 store closures in the U.S.

Other Expense

Interest Expense

Interest expense for the year ended December 31, 2021 increased $24.6 million, or 33.9%, primarily related to (i) interest on debt acquired as part of the acquisition of Flexiti, (ii) higher year-over-year interest on our U.S. SPV, and (iii) interest expense associated with the additional issuance of our 7.50% Senior Secured Notes. An additional $2.1 million of interest was incurred for the year ended December 31, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which both the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

Equity Method Investment

We recognize our share of Katapult’s earnings or loss on a one-quarter lag. Our share of Katapult's earnings was $3.7 million for the year ended December 31, 2021, which included a gain from revaluing Katapult's public and private warrant liability. During the fourth quarter of 2021, we purchased an additional 2.6 million of Katapult's common stock for $10.0 million, which increased our ownership in Katapult from 19.3% to 25.2% on a fully diluted basis assuming full pay-out of the earn-out shares as of December 31, 2021.

On June 9, 2021, Katapult completed its merger with FinServ. As part of the merger, we received cash consideration of $146.9 million and retained ownership through shares after the merger. As of December 31, 2021, our total cash investment in Katapult is $37.6 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2021 of $40.2 million was due to the redemption of the 8.25% Senior Secured Notes.

Provision for Income Taxes

The effective income tax rate for the year ended December 31, 2021 was 26.3%, consistent with the blended federal and state/provincial statutory rate of approximately 26%. The income tax expense includes nondeductible expense items related to the change in fair value of contingent consideration of $1.6 million, and nondeductible transaction costs of $1.2 million, partially offset by proportionally more net income in lower-tax rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million in the second quarter of 2021 and the loss on extinguishment of debt of $40.2 million in the third quarter of 2021.

Additionally, income tax expense includes the release of a valuation allowance of $0.4 million due to our share of Katapult's income, tax benefits related to share-based compensation of $0.8 million, $0.2 million tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas returns, and a tax benefit of $0.9 million for the recognition of research and development tax credit.

The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the year ended December 31, 2021 was 23.5%.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations" in Part II Item 7 of our 2020 Form 10-K.

Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated (all periods unaudited except for Q4 2021 and Q4 2020). We report financial results for three reportable segments: US, Canada Direct Lending and Canada POS Lending.

U.S. Portfolio Performance

On December 27, 2021, we acquired Heights which accounted for approximately $472 million of U.S. Installment loans as of December 31, 2021. As the period between December 27, 2021 and December 31, 2021 did not result in material loan performance, we have excluded Heights from the table and related discussion below for the fourth quarter and year ended 2021.

(in thousands, except percentages)	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Gross combined loans receivable (1)
Revolving LOC	$ 52,532	$ 51,196	$ 47,277	$ 43,387	$ 55,561
Installment loans - Company Owned	137,782	137,987	139,234	142,396	167,890
Total U.S. Company Owned gross loans receivable	190,314	189,183	186,511	185,783	223,451
Installment loans - Guaranteed by the Company (2)	46,317	43,422	37,093	32,439	44,105
Total U.S. gross combined loans receivable (1)	$ 236,631	$ 232,605	$ 223,604	$ 218,222	$ 267,556

Lending Revenue:
Revolving LOC	$ 27,911	$ 27,377	$ 24,091	$ 26,923	$ 31,111
Installment loans - Company Owned	56,820	57,659	55,918	64,516	68,927
Installment loans - Guaranteed by the Company (2)	47,348	43,377	34,908	41,425	42,972
Total U.S. lending revenue	$ 132,079	$ 128,413	$ 114,917	$ 132,864	$ 143,010

Lending Provision:
Revolving LOC	$ 11,592	$ 8,140	$ 6,621	$ 5,039	$ 11,583
Installment loans - Company Owned	18,618	16,792	14,048	11,159	24,629
Installment loans - Guaranteed by the Company (2)	25,967	23,146	12,583	9,648	22,621
Total U.S. lending provision	$ 56,177	$ 48,078	$ 33,252	$ 25,846	$ 58,833

Lending Net Revenue
Revolving LOC	$ 16,319	$ 19,237	$ 17,470	$ 21,884	$ 19,528
Installment loans - Company Owned	38,202	40,867	41,870	53,357	44,298
Installment loans - Guaranteed by the Company (2)	21,381	20,231	22,325	31,777	20,351
Total U.S. lending net revenue	$ 75,902	$ 80,335	$ 81,665	$ 107,018	$ 84,177

NCOs
Revolving LOC	$ 11,481	$ 8,329	$ 7,271	$ 9,904	$ 12,500
Installment loans - Company Owned	19,664	19,548	18,617	17,313	19,620
Installment loans - Guaranteed by the Company (2)	26,065	21,404	12,044	12,150	21,590
Total U.S. NCOs	$ 57,210	$ 49,281	$ 37,932	$ 39,367	$ 53,710

NCO rate (3)
Revolving LOC	22.1%	16.9%	16.0%	20.0%	22.3%
Installment loans - Company Owned	14.3%	14.1%	13.2%	11.2%	12.4%

(in thousands, except percentages)	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Total U.S. Company Owned NCO rate	16.4%	14.8%	13.9%	13.3%	15.0%
Installment loans - Guaranteed by the Company (2)	58.1%	53.2%	34.6%	31.7%	51.5%
Total U.S. NCO rate	24.4%	21.6%	17.2%	16.2%	21.0%

ALL and CSO Liability for Losses (4)
Revolving LOC	$ 13,591	$ 13,480	$ 13,669	$ 14,319	$ 19,185
Installment loans - Company Owned	17,445	18,491	21,246	25,815	31,971
Installment loans - Guaranteed by the Company (2)	6,908	7,007	5,265	4,727	7,228
Total U.S. ALL and CSO Liability for Losses	$ 37,944	$ 38,978	$ 40,180	$ 44,861	$ 58,384

ALL and CSO Liability for Losses rate (5)
Revolving LOC	25.9%	26.3%	28.9%	33.0%	34.5%
Installment loans - Company Owned	12.7%	13.4%	15.3%	18.1%	19.0%
Total U.S. Company Owned ALL rate	16.3%	16.9%	18.7%	21.6%	22.9%
Installment loans - Guaranteed by the Company (2)	14.9%	16.1%	14.2%	14.6%	16.4%
Total ALL and CSO Liability for Losses rate	16.0%	16.8%	18.0%	20.6%	21.8%

Past-due rate (5)
Revolving LOC	30.5%	30.5%	26.6%	26.3%	30.7%
Installment loans - Company Owned	19.4%	20.1%	18.7%	18.0%	19.0%
Total U.S. Company Owned past-due rate	22.5%	22.9%	20.7%	19.9%	21.9%

Installment loans - Guaranteed by the Company (2)	17.7%	19.8%	17.4%	12.8%	14.1%

(1) Non-GAAP measure. For a description of each non-GAAP metric, see "Supplemental Non-GAAP Financial Information."
(2) Includes loans originated by third-party lenders through CSO programs. Installment gross loans receivable Guaranteed by the Company are not included in the Consolidated Financial Statements.
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

U.S. Net Revenue

U.S. revenues, excluding Heights, decreased by $11.3 million, or 7.7%, for the three months ended December 31, 2021 to $135.3 million, compared to the prior-year period, primarily as a result of the COVID-19 Impacts on gross combined loans receivable and Runoff Portfolios due to regulatory changes. See the loan performance discussions below for further details. Excluding Runoff Portfolios, U.S. revenues increased $6.6 million, or 5.4%.

The provision for losses for the three months ended December 31, 2021 decreased $2.2 million, or 3.8%, year over year, primarily as a result of sustained favorable NCO rates and stable past-due rates since the onset of COVID-19. U.S. past-due rates, including for loans Guaranteed by the Company, increased by 90 bps, or 4.5%, year over year, but improved 75 bps, or 3.4%, sequentially. For the three months ended December 31, 2021, the U.S. NCO rate increased 340 bps, or 16.4%, year over year, and increased 280 bps, or 12.9%, sequentially, primarily due to loan growth, and a mix shift in customer and origination channel.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of December 31, 2021 decreased $3.0 million, or 5.5%, compared to the prior year, resulting in a related revenue decrease of $3.2 million, or 10.3%, for the three months ended December 31, 2021, primarily due to the runoff of Virginia Revolving LOC loans. Excluding the Runoff Portfolios, U.S. Revolving LOC gross loans receivable increased $3.8 million, or 8.2%, year over year, and related revenue increased $2.0 million, or 8.1%. Sequentially, U.S. Revolving LOC loan balances increased $1.3 million, or 2.6%. The Revolving LOC allowance coverage decreased year over year from 34.5% to 25.9% for the three months ended December 31, 2021. The decrease was due to stable past-due rates, a decline in TDR loans as a percentage of total gross loans receivable and sustained favorable NCO trends during 2021. For the three months ended December 31, 2021, NCO rates improved from 22.3% to 22.1% year over year and past-due rates improved from 30.7% to 30.5%.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of December 31, 2021 decreased $30.1 million, or 17.9%, year over year and revenue decreased $12.1 million, or 17.6%, for the three months ended December 31, 2021, compared to the prior year, primarily due to COVID-19 Impacts and Runoff Portfolios. Excluding the Runoff Portfolios, U.S. Installment loans increased $18.3 million, or 17.9%, year over year, and related revenue increased $0.5 million, or 1.1%. The Installment loans allowance coverage decreased from 19.0% in the prior year to 12.7% as of December 31, 2021, largely due to the aforementioned Runoff Portfolios, stable past-due rates and sustained favorable NCO rates. Sequentially, allowance coverage decreased from 13.4% to 12.7% as a result of lower past-due loans and stable NCOs.

We launched Verge Installment loans originated by Stride Bank in the fourth quarter of 2019 and executed pilot programs in several states. After testing various offers, rates, terms and approval criteria, Stride informed us in the first quarter of 2021 that it planned to focus on near-prime loans as they represented a larger addressable market and offered greater opportunity to scale. As a result, Stride discontinued new Verge Credit loans in April 2021. Verge loan balances totaled $6.2 million as of December 31, 2021. We expect to continue to see an orderly runoff of these balances over approximately the next 15 months.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company increased $2.2 million, or 5.0%, year over year and increased $2.9 million, or 6.7%, sequentially. The CSO liability for losses rate decreased from 16.4% to 14.9% year over year due to sustained favorable NCO rates since the onset of COVID-19. Sequentially, the CSO liability for losses coverage decreased from 16.1% to 14.9% for the three months ended December 31, 2021 as a result of lower past-due rates. For the three months ended December 31, 2021, the past-due rate improved sequentially from 19.8% to 17.7%. The NCO rate for U.S. Installment loans Guaranteed by the Company increased 660 bps, or 12.8%, year over year, and increased 490 bps, or 9.3%, sequentially, primarily due to loan growth, and new customer, channel mix and seasonality.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	For the Year Ended December 31,
(dollars in thousands, unaudited)	2021	2020 (1)	2019 (1)
Revenue	$ 525,962	$ 638,524	$ 913,506
Provision for losses	166,033	230,164	392,105
Net revenue	359,929	408,360	521,401
Operating expenses
Salaries and benefits	170,508	151,344	159,937
Occupancy	32,565	35,814	34,028
Advertising	33,223	40,702	46,735
Direct operations	35,899	39,112	63,933
Depreciation and amortization	12,005	12,992	13,816
Other operating expense	54,508	35,357	38,180
Total operating expenses	338,708	315,321	356,629
Other expense (income)
Interest expense	72,543	63,413	59,325
Income from equity method investment	(3,658)	(4,546)	6,295
Gain from equity method investment	(135,387)	—	—
Loss on extinguishment of debt	40,206	—	—
Total other expense (income)	(26,296)	58,867	65,620
Segment operating (loss) income	47,517	34,172	99,152
Interest expense	72,543	63,413	59,325
Depreciation and amortization	12,005	12,992	13,816
EBITDA (2)	132,065	110,577	172,293
Restructuring costs	12,717	—	1,752
Legal and other costs	2,134	2,925	2,566
Income from equity method investment	(3,658)	(4,546)	6,295
Gain from equity method investment	(135,387)	—	—
Transaction costs	13,740	2,737	342
Loss on extinguishment of debt	40,206	—	—
Share-based compensation	13,611	12,910	10,323
U.K. related costs	—	—	8,844
Other adjustments	(880)	(58)	(184)
Adjusted EBITDA (2)	$ 74,548	$ 124,545	$ 202,231

(1) The December 31, 2020 and 2019 presentation has been revised to conform to the current period presentation.
(2) These are non-GAAP metrics. For a description of each non-GAAP metric, see "Supplemental Non-GAAP Financial Information."

Comparison of U.S. Segment Results of Operations for the Years Ended December 31, 2021 and 2020

U.S. revenues decreased $112.6 million, or 17.6%, compared to the prior-year period for the year ended December 31, 2021, as a result of decreases in combined gross loans receivable from COVID-19 Impacts and the Runoff Portfolios. Excluding the impact of Runoff Portfolios, U.S. revenues decreased $49.3 million, or 9.5%, as a result of lower consumer demand, driven by COVID-19 Impacts.

The provision for losses decreased $64.1 million, or 27.9%, for the year ended December 31, 2021, compared to the prior-year period, primarily as a result of (i) lower year-over-year demand, excluding Heights, (ii), sustained favorable lower NCO rates since the onset of COVID-19 and (iii) continued improved credit quality.

Operating expenses were $338.7 million for the year ended December 31, 2021, an increase of $23.4 million, or 7.4%, compared to $315.3 million for the year ended December 31, 2020, primarily driven by (i) $13.7 million of transaction costs related to our acquisition of Flexiti in March 2021, our acquisition of Heights in December 2021, and the Katapult and FinServ merger in June 2021, (ii) $12.7 million of store closure costs as previously discussed, and (iii) $0.7 million of higher share-based compensation expense compared to the prior year. Excluding these costs, operating expenses for the year ended December 31, 2021 decreased $2.8 million, or 0.9%, compared to the prior year.

U.S. interest expense for the year ended December 31, 2021 increased $9.1 million, or 14.4%, primarily related to interest on the additional 7.50% Senior Secured Notes issued in conjunction with our Heights acquisition and $5.0 million of interest on our U.S. SPV compared to prior year as the facility was entered into in April 2020. An additional $2.1 million of interest was incurred for the year ended December 31, 2021, which represents interest on the 8.25% Senior Secured Notes for the period between July 30, 2021 and August 12, 2021. This is the period during which both the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag and recorded income of $3.7 million for the year ended December 31, 2021. As a result of the merger between Katapult and FinServ, which closed during the second quarter of 2021, we recorded an additional gain of $135.4 million during the year ended December 31, 2021, which represents cash we received, net of the basis of our investment in Katapult. During the fourth quarter of 2021, we purchased an additional 2.6 million of Katapult's common stock for $10.0 million, which increased our ownership in Katapult from 19.3% to 25.2% on a fully diluted basis assuming full pay-out of earn-out shares as of December 31, 2021.

Loss on extinguishment of debt of $40.2 million for the year ended December 31, 2021 was due to the redemption of the 8.25% Senior Secured Notes due 2025.

Comparison of U.S. Segment Results of Operations for the Years Ended December 31, 2020 and 2019

For a comparison of our U.S. segment results of operations for the years ended December 31, 2020 and 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis" in Part II Item 7 of our 2020 Form 10-K.

Canada Direct Lending and Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Gross loans receivable
Canada Direct Lending Revolving LOC	$ 402,405	$ 366,509	$ 337,700	$ 319,307	$ 303,323
Canada Direct Lending Installment loans	24,792	24,315	23,564	24,385	26,948
Total Canada Direct Lending gross loans receivable	$ 427,197	$ 390,824	$ 361,264	$ 343,692	$ 330,271

Total Canada POS Lending gross loans receivable	459,176	302,349	$ 221,453	$ 201,539	$ —

Lending Revenue:
Canada Direct Lending Revolving LOC	$ 43,943	$ 40,239	$ 37,450	$ 34,368	$ 31,962
Canada Direct Lending Installment loans	11,416	11,331	10,541	10,447	11,106
Total Canada Direct Lending - lending revenue	$ 55,359	$ 51,570	$ 47,991	$ 44,815	$ 43,068

Canada POS Lending - lending revenue	$ 13,704	$ 10,646	$ 6,495	$ 1,383	$ —

Lending Provision:
Canada Direct Lending Revolving LOC	$ 20,080	$ 11,375	$ 7,066	$ 7,909	$ 8,679
Canada Direct Lending Installment loans	2,945	2,512	1,438	1,234	1,972
Total Canada Direct Lending - lending provision	$ 23,025	$ 13,887	$ 8,504	$ 9,143	$ 10,651

Canada POS Lending - lending provision	$ 12,511	$ 8,285	$ 2,986	$ 855	$ —

Lending Net Revenue
Canada Direct Lending Revolving LOC	$ 23,863	$ 28,864	$ 30,384	$ 26,459	$ 23,283

(in thousands, except percentages)	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Canada Direct Lending Installment loans	8,471	8,819	9,103	9,213	9,134
Total Canada Direct Lending - lending net revenue	$ 32,334	$ 37,683	$ 39,487	$ 35,672	$ 32,417

Canada POS Lending - lending net revenue	$ 1,193	$ 2,361	$ 3,509	$ 528	$ —

NCOs
Canada Direct Lending Revolving LOC	$ 15,112	$ 9,887	$ 10,838	$ 11,097	$ 8,907
Canada Direct Lending Installment loans	2,758	2,444	1,513	1,669	2,060
Total Canada Direct Lending NCOs	$ 17,870	$ 12,331	$ 12,351	$ 12,766	$ 10,967

Canada POS Lending NCOs (1)	$ 1,731	$ 1,827	$ 1,509	$ 213	$ —

NCO rate (2)
Canada Direct Lending Revolving LOC	3.9%	2.8%	3.3%	3.6%	3.1%
Canada Direct Lending Installment loans	11.2%	10.2%	6.3%	6.5%	7.7%
Total Canada Direct Lending NCO rate	4.4%	3.3%	3.5%	3.8%	3.5%

Canada POS Lending NCO rate	0.5%	0.7%	0.7%	NM (3)	—%

ALL (4)
Canada Direct Lending Revolving LOC	$ 32,360	$ 27,429	$ 26,602	$ 29,916	$ 32,773
Canada Direct Lending Installment loans	1,975	1,790	1,767	1,819	2,233
Total Canada Direct Lending ALL	$ 34,335	$ 29,219	$ 28,369	$ 31,735	$ 35,006

Canada POS Lending ALL (5)	$ 22,189	$ 11,353	$ 4,577	$ 519	$ —

ALL rate (6)
Canada Direct Lending Revolving LOC	8.0%	7.5%	7.9%	9.4%	10.8%
Canada Direct Lending Installment loans	8.0%	7.4%	7.5%	7.5%	8.3%
Total Canada Direct Lending ALL rate	8.0%	7.5%	7.9%	9.2%	10.6%

Canada POS Lending ALL rate	4.8%	3.8%	2.1%	0.3%	—%

Past-due rate (6)
Canada Direct Lending Revolving LOC	8.9%	6.8%	5.8%	6.4%	6.8%
Canada Direct Lending Installment loans	2.2%	2.0%	2.3%	2.1%	2.1%
Total Canada Direct Lending past-due rate	8.5%	6.5%	5.5%	6.1%	6.4%

Canada POS Lending past-due rate (7)	4.1%	4.8%	5.4%	5.7%	—%

(1) For the second, third and fourth quarters of 2021, NCOs presented above include $2.4 million, $0.6 million and $0.8 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.
(2) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(3) Not material or not meaningful.
(4) We report ALL as a contra-asset reducing gross loans receivable on the Consolidated Balance Sheets.
(5) Loans originated pre-acquisition have been adjusted to fair value at the acquisition date and included estimates of future losses. The ALL represents estimated incurred losses for loans originated after acquisition plus incurred losses for acquired loans in excess of the remaining fair value discount.
(6) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

(in thousands, except percentages)	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
(7) The past-due rate for Canada POS Lending for loans 30+ days past-due were 1.9%, 2.1%, 2.6% and 3.0% for the three months ended December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively.

Canada Direct Lending Net Revenue

Canada Direct Lending revenue increased year over year by $15.0 million, or 27.1%, ($12.7 million, or 23.0%, on a constant currency basis), for the three months ended December 31, 2021, due to the growth of Revolving LOC loans in Canada. Sequentially, Canada Direct Lending revenue increased $4.3 million, or 6.6%.

The provision for losses increased $12.5 million, or 116.4%, ($11.8 million, or 109.7%, on a constant currency basis), to $23.2 million for the three months ended December 31, 2021, compared to $10.7 million in the prior-year period. The increase in provision for losses was primarily due to higher past-due rates, which increased from 6.4% to 8.5% year over year. NCO rates increased from 3.5% to 4.4% year over year and increased from 3.3% to 4.4% sequentially due to new customer, channel mix and seasonality. Although NCOs increased from December 31, 2020 to December 31, 2021, NCO rates have remained stable since the onset of COVID-19, resulting in an allowance coverage decrease year over year of 250 bps, or 24.2%.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $99.1 million, or 32.7%, ($99.9 million, or 32.9%, on a constant currency basis) year over year and $35.9 million, or 9.8% ($36.1 million, or 9.9%, on a constant currency basis), sequentially. Revolving LOC revenue increased $12.0 million, or 37.5%, year over year and $3.7 million, or 9.2%, sequentially ($10.5 million, or 33.0%, and $3.7 million, or 9.3%, respectively, on a constant currency basis). The quarterly NCO rate increased by 80 bps, or 25.5%, year-over-year and 110 bps, or 40.0%, sequentially due to new customer, channel mix and seasonality. Although NCOs increased from December 31, 2020 to December 31, 2021, NCO rates have remained stable since the onset of COVID-19, resulting in an allowance coverage decrease year over year from 10.8% to 8.0% as of December 31, 2021.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $0.3 million, or 2.8%, (a decrease of $0.1 million, or 0.6%, on a constant currency basis) year over year. Installment gross loans receivable decreased $2.2 million, or 8.0% ($2.1 million, or 7.8%, on a constant currency basis) year over year. The year-over-year decrease in Installment loans was due to a continued shift to Revolving LOC loans, as well as COVID-19 related constraints on demand, particularly as related to store-originated Installment loans. The Installment allowance coverage decreased year over year from 8.3% to 8.0% primarily as a result of lower sustained NCOs since the onset of COVID-19 and stable past-due rates. The year-over-year past-due rate for Installment loans improved by 15 bps, or 8.1%. Sequentially, Installment gross loans receivable and related revenue remained consistent.

Canada POS Lending Revolving LOC loan performance

Canada POS Lending Revolving LOC gross loans receivable as of December 31, 2021 was $459.2 million, including a discount of $2.3 million related to purchase accounting adjustments ($461.5 million prior to purchase accounting adjustments). For the three months ended December 31, 2021, Canada POS Lending revenue was $14.8 million, net of a $1.7 million reduction from acquisition-related adjustments for the period. For a full discussion of the purchase accounting and acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" above.

For the three months ended December 31, 2021, allowance coverage was 4.8%, up sequentially from 3.8%. Excluding acquisition-related adjustments, allowance coverage was 5.3%, down sequentially from 5.5%, primarily due to sustained favorable NCO trends. Revolving LOC gross loans receivable generally charge-off at 180 days past due. NCOs were $1.7 million for the three months ended December 31, 2021. The Canada POS Lending NCO and past-due rates for the quarter were 0.5% and 4.1%, respectively, down sequentially from 0.7% and 4.8%, respectively.

Originations for the three months ended December 31, 2021 were C$322.1 million, an increase of C$200.8 million, or 165.6%, from the prior-year period of C$121.3 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $156.8 million, or 51.9%.

Canada Direct Lending Results of Operations

	For the Year Ended December 31,
(dollars in thousands, unaudited)	2021	2020 (1)	2019 (1)
Revenue	$ 257,039	$ 208,872	$ 228,291
Provision for losses	54,997	58,647	76,446
Net revenue	202,042	150,225	151,845
Operating expenses
Salaries and benefits	52,118	45,473	46,256
Occupancy	22,482	21,457	20,867
Advertising	4,267	3,850	6,663
Direct operations	9,777	7,781	9,635
Depreciation and amortization	4,505	4,506	4,814
Other operating expense	10,364	11,691	9,869
Total operating expenses	103,513	94,758	98,104
Other expense
Interest expense	9,798	9,296	10,438
Total other expense	9,798	9,296	10,438
Segment operating income	88,731	46,171	43,303
Interest expense	9,798	9,296	10,438
Depreciation and amortization	4,505	4,506	4,814
EBITDA (2)	103,034	59,973	58,555
Legal and other costs	—	—	135
Share-based compensation	365	—	—
Canada GST adjustment	—	2,160	—
Other adjustments	444	685	211
Adjusted EBITDA (2)	$ 103,843	$ 62,818	$ 58,901

(1) The December 31, 2020 and 2019 presentations have been revised to conform to the current period presentation.
(2) These are non-GAAP metrics. For a description of each non-GAAP metric, see "Supplemental Non-GAAP Financial Information."

Comparison of Canada Direct Lending Segment Results of Operations for the Years Ended December 31, 2021 and 2020

Canada Direct Lending revenue increased $48.2 million, or 23.1%, ($31.6 million, or 15.1%, on a constant currency basis), to $257.0 million for the year ended December 31, 2021, from $208.9 million in the prior year, primarily due to higher consumer demand as COVID-19 Impacts lessened. Canada Direct Lending Revolving LOC gross loans receivable grew $99.1 million, or 32.7%, year over year, contributing to related revenue growth of $40.9 million, or 35.6%, for the year ended December 31, 2021 compared to the prior year.

The provision for losses decreased $3.7 million, or 6.2%, ($7.0 million, or 12.0% on a constant currency basis), to $55.0 million for the year ended December 31, 2021, compared to $58.6 million in the prior year. The decrease in provision for losses was the result of sustained lower NCOs since the onset of COVID-19 and the related impact of changes in allowance coverage due to an increase in credit quality for Revolving LOC loans. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance" above for additional details on quarterly loss and allowance rates.

Canada Direct Lending operating expenses for the year ended December 31, 2021 were $103.5 million, an increase of $8.8 million, or 9.2%, ($2.1 million, or 2.2%, on a constant currency basis), compared to $94.8 million for the year ended December 31, 2020, primarily related to (i) the timing and level of performance-based variable compensation, (ii) higher store operating costs as the prior year was impacted by COVID-19 store closures, and (iii) higher variable costs, primarily collection and financial service fees, on higher volume year over year.

Canada Direct Lending other expense for the year ended December 31, 2021 was $9.8 million, an increase of $0.5 million, or 5.4%, for the year ended December 31, 2020, primarily due to higher borrowings on the Canada SPV. During the fourth quarter of 2021, we increased the capacity of the Canada SPV from C$175.0 million to C$350.0 million.

Comparison of Canada Segment Results of Operations for the Years Ended December 31, 2020 and 2019

For a comparison of our Canada segment results of operations for the years ended December 31, 2020 and 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis" in Part II Item 7 of our 2020 Form 10-K.

Canada POS Lending Results of Operations

For the Year Ended December 31,
(dollars in thousands, unaudited)	2021
Revenue	$ 34,842
Provision for losses	24,638
Net revenue	10,204
Operating expenses
Salaries and benefits	14,483
Occupancy	512
Advertising	1,272
Direct operations	14,380
Depreciation and amortization	10,445
Other operating expense	9,810
Total operating expenses	50,902
Other expense
Interest expense	14,993
Total other expense	14,993
Segment operating loss	(55,691)
Interest expense	14,993
Depreciation and amortization	10,445
EBITDA (1)	(30,253)
Acquisition-related adjustments	13,949
Change in fair value of contingent consideration	6,209
Other adjustments	(51)
Adjusted EBITDA (1)	($ 10,146)
(1) These are non-GAAP metrics. For a description of each non-GAAP metric, see "Supplemental Non-GAAP Financial Information."

Canada POS Lending Segment Results - For the Year Ended December 31, 2021

Canada POS Lending revenue includes revenue from merchant discounts and ancillary products. MDR represents the discount merchant partners provide to help facilitate customer purchases at merchant locations. The fee is recognized over the estimated average loan term of 12 months. Ancillary revenue includes administrative fees, annual fees, insurance product fees and other fees charged to customers.

For the year ended December 31, 2021, Canada POS Lending revenue was $34.8 million, which included a $7.5 million reduction as a result of acquisition-related adjustments. For a full discussion of acquisition-related adjustments, refer to "Consolidated Revenue by Product and Segment" earlier within this 2021 Form 10-K.

Provision for losses for the year ended December 31, 2021 was $24.6 million, which included a $6.4 million increase as a result of acquisition-related adjustments. Refer to "Canada Direct Lending and Canada POS Lending Portfolio Performance," above for additional details on quarterly loss and allowance rates.

Supplemental Non-GAAP Financial Information

Use of Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:
•Adjusted Net Income and Adjusted Earnings Per Share (net income from continuing operations plus or minus certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, restructuring costs, loss on extinguishment of debt, adjustments related to acquisition accounting, certain costs related to the disposition of U.K., share-based compensation, intangible asset amortization, certain tax adjustments and impacts from tax law changes and cumulative tax effect of applicable adjustments, on a total and per share basis);
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

We provide non-GAAP financial information for informational purposes and to enhance understanding of the U.S. GAAP Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income from continuing operations, segment operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with U.S. GAAP. In addition, the non-GAAP financial measures presented in this 2021 Form 10-K may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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
•they do not include the interest expense, or the cash requirements, necessary to service interest or principal payments on debt;
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

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$ 59,334	$ 74,448	$ 103,898
Adjustments:
Restructuring costs (1)	12,717	510	1,752
Legal and other costs (2)	2,134	2,415	2,701
(Income) loss from equity method investment (3)	(3,658)	(4,546)	6,295
Gain from equity method investment (4)	(135,387)	—	—
Transaction costs (5)	15,406	2,737	342
Acquisition-related adjustments (6)	13,949	—	—
Change in fair value of contingent consideration (7)	6,209	—	—
Loss on extinguishment of debt (8)	42,262	—	—
Share-based compensation (9)	13,976	12,910	10,323
U.K. related costs (10)	—	—	8,844
Intangible asset amortization (11)	6,282	2,951	2,884
Canada GST adjustment (12)	—	2,160	—
Income tax valuations (13)	—	(3,472)	—
Impact of tax law changes (14)	—	(11,251)	—
Cumulative tax effect of adjustments (15)	8,455	(4,534)	(6,980)
Adjusted Net Income	$ 41,679	$ 74,328	$ 130,059

Net income from continuing operations	$ 59,334	$ 74,448	$ 103,898
Diluted Weighted Average Shares Outstanding	43,143	42,091	45,974
Diluted Earnings per Share from continuing operations	$ 1.38	$ 1.77	$ 2.26
Per Share impact of adjustments to Net Income	(0.41)	—	0.57
Adjusted Diluted Earnings per Share	$ 0.97	$ 1.77	$ 2.83
Note: Footnotes follow Reconciliation of Adjusted EBITDA table below.

Reconciliation of Net income from continuing operations to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$ 59,334	$ 74,448	$ 103,898
Provision for income taxes	21,223	5,895	38,557
Interest expense	97,334	72,709	69,763
Depreciation and amortization	26,955	17,498	18,630
EBITDA	204,846	170,550	230,848
Restructuring costs (1)	12,717	510	1,752
Legal and other costs (2)	2,134	2,415	2,701
(Income) loss from equity method investment (3)	(3,658)	(4,546)	6,295
Gain from equity method investment (4)	(135,387)	—	—
Transaction costs (5)	13,740	2,737	342
Acquisition-related adjustments (6)	13,949	—	—
Change in fair value of contingent consideration (7)	6,209	—	—
Loss on extinguishment of debt (8)	40,206	—	—
Share-based compensation (9)	13,976	12,910	10,323
U.K. related costs (10)	—	—	8,844
Canada GST (12)	—	2,160	—
Other adjustments (16)	(487)	627	27
Adjusted EBITDA	$ 168,245	$ 187,363	$ 261,132
Adjusted EBITDA Margin	20.6%	22.1%	22.9%

(1)
Restructuring costs for the year ended December 31, 2021 resulted from U.S. store closures and consisted of (i) severance costs for store employees, (ii) lease termination costs, and (iii) accelerated depreciation, partially offset by the net write-off of ROU assets and lease liabilities.

Restructuring costs for the year ended December 31, 2020 related to severance costs for certain corporate employees of $0.5 million.

Restructuring costs for the year ended December 31, 2019 related to eliminating 121 positions in North America.

(2)
Legal and other costs for the year ended December 31, 2021 primarily related to fees incurred in certain legal matters in which CURO was the plaintiff. No further costs are expected for that case.

Legal and other costs for the year ended December 31, 2020 included (i) settlement costs related to certain legal matters (ii) costs for certain securities litigation and related matters and (iii) severance costs for certain corporate employees separate from restructuring costs.

Legal and other costs for the year ended December 31, 2019 included (i) costs related to certain securities litigation and related matters of $2.5 million and (ii) legal and advisory costs of $0.3 million related to the repurchase of shares from FFL.

(3)	The amount reported is our share of Katapult's U.S. GAAP net income or loss. Refer to "Consolidated Results of Operations" for additional details.
(4)
During the year ended December 31, 2021, we recorded an additional gain on our investment in Katapult of $135.4 million. The gain represents cash we received, net of the basis of our investment in Katapult, upon the completion of the business combination between Katapult and FinServ.

(5)
Transaction costs for the year ended December 31, 2021 in determining Adjusted EBITDA and Adjusted Net Income relate to (i) our Heights acquisition in December 2021, (ii) our Flexiti acquisition in March 2021, and (iii) the Katapult and FinServ business combination in June 2021. Transaction costs in determining ANI for the year ended December 31, 2021 also included prepayment fees of $1.7 million for our Flexiti SPE in connection to the signing of the Flexiti Securitization in December 2021.

Transaction costs for the year ended December 30, 2020 relate to the acquisition of Ad Astra and legal and advisory costs related to the Flexiti acquisition.

Transaction costs for the year ended December 30, 2019 relate to the acquisition of Ad Astra.

(6)	Acquisition-related costs for the year ended December 31, 2021, relate to the acquired Flexiti loan portfolio as of March 10, 2021. Refer to "Consolidated Revenue by Product and Segment" for additional details.
(7)	In connection with our acquisition of Flexiti, we recorded a $6.2 million adjustment related to the fair value of the contingent consideration for the year ended December 31, 2021.
(8)	On July 30, 2021, we entered into new 7.50% Senior Secured Notes due 2028, which were used on August 12, 2021 to extinguish the 8.25% Senior Secured Notes due 2025. During the year ended December 31, 2021, $40.2 million from the loss on the extinguishment of debt in determining Adjusted EBITDA was due to the early redemption of the 8.25% Senior Secured Notes due 2025. An additional $2.1 million of interest was incurred for the year ended December 31, 2021 in determining Adjusted Net income, which represents interest on the 8.25% Senior Secured Notes due 2025 for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were both outstanding.
(9)	The estimated fair value of share-based awards was recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(10)	U.K. related costs of $8.8 million for the year ended December 31, 2019 relate to placing the U.K. subsidiaries into administration on February 25, 2019, which included $7.6 million to obtain consent from the holders of the 8.25% Senior Secured Notes to deconsolidate the U.K. Segment and $1.2 million for other costs.
(11)	The amortization expense on intangible assets is recognized on a straight-line basis over the life of the intangible asset. For the year ended December 31, 2021, intangible asset amortization primarily included amortization of identifiable intangible assets established in connection with the acquisition of Flexiti for the year ended December 31, 2021. .
(12)	We received a Notice of Adjustment from Canadian tax authority auditors in the second quarter 2020 related to the treatment of certain expenses in prior years for purposes of calculating the GST due.
(13)
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

(14)	On March 27, 2020, the CARES Act was enacted by the U.S. Federal government in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For the year ended December 31, 2020, we recorded an income tax benefit of $11.3 million related to the carryback of NOL from tax years 2018 and 2019.
(15)	Cumulative tax effect of adjustments included in Reconciliation of Net income from continuing operations Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(16)	Other adjustments primarily reflect the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

For the years ended December 31, 2021 and 2020, approximately 35.7% and 24.6%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in the foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Year Ended December 31,			Year Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Average Exchange Rates for the Canadian Dollar	$ 0.7979	$ 0.7462	6.9%	$ 0.7462	$ 0.7539	(1.0)%

Balance Sheet - Exchange Rate as of December 31, 2021 and 2020

	December 31,		Change
	2021	2020	$	%
Exchange Rate for the Canadian Dollar	$ 0.7846	$ 0.7863	($0.0017)	(0.2)%

The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of the Canada Direct Lending segment performance. The fluctuation in foreign exchange rates between March 10, 2021, the date we acquired Flexiti, and December 31, 2021 was minimal and thus the constant currency impact on our Canada POS Lending segment was not material. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to the Canadian Dollar. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

For our Canada Direct Lending segment, we calculated the revenues, net revenue and segment operating income below for the year ended December 31, 2021 using the actual average exchange rate for the year ended December 31, 2020 (in thousands).

	Year Ended December 31,		Change
	2021	2020	$	%
Canada Direct Lending - constant currency basis:
Revenues	$ 240,474	$ 208,872	$31,602	15.1%
Net revenue	188,843	150,225	38,618	25.7%
Segment operating income	82,841	46,171	36,670	79.4%
We calculated the revenues and gross margin below for the year ended December 31, 2020 using the actual average exchange rate for the year ended December 31, 2019 (in thousands).

	Year Ended December 31,		Change
	2020	2019	$	%
Canada Direct Lending - constant currency basis:
Revenues	$ 210,786	$ 228,291	$(17,505)	(7.7)%
Net revenue	151,371	151,845	(474)	(0.3)%
Segment operating income	46,279	43,303	2,976	6.9%

We calculated gross loans receivable below as of December 31, 2021 using the actual exchange rate as of December 31, 2020 (in thousands).

	December 31,	December 31,	Change
	2021	2020	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$ 428,104	$ 330,271	$97,833	29.6%

Liquidity and Capital Resources

Our principal sources of liquidity to fund the loans we make to our customers are (i) cash provided by operations, (ii) our revolving credit facilities and our non-recourse funding facilities, as further described in Note 7, "Debt" of the Notes to the Consolidated Financial Statements, and (iii) funds from third-party lenders under our CSO programs. In July 2021, we issued $750.0 million of 7.50% Senior Secured Notes, due 2028. The net proceeds from the sale of the 7.50% Senior Secured Notes were used (i) to redeem our outstanding 8.25% Senior Secured Notes, (ii) to pay fees, expenses, premiums and accrued interest in connection therewith and (iii) for general corporate purposes. In connection with our acquisition of Heights, we issued an additional $250.0 million of our 7.50% Senior Secured Notes. Refer to Note 7, "Debt" of the Notes to the Consolidated Financial Statements for additional details.

As of December 31, 2021, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our growth strategy in both the U.S. and Canada and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. In May 2021, our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%, which continued into 2022. Additionally, in May 2021 our Board of Directors authorized a $50.0 million share repurchase program which concluded in February 2022. A new $25.0 million share repurchase program was authorized in February 2022, which will commence at our discretion. Refer to Note 23, "Share Repurchase Program" of the Notes to the Consolidated Financial Statements for further details of the program.

Our level of cash flow provided by operating activities typically experiences seasonal fluctuations related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we did during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while increasing cash inflows through loan repayments.

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "—Cash Flows" below and other factors resulted in our available cash on hand of $63.2 million and our total liquidity of $214.1 million as of December 31, 2021. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisitions of Flexiti and Heights have increased our product offerings to include customers in the near-prime and prime space. The acquisition of Flexiti allows us to tailor our current product structure to its POS model, potentially expanding to sub-prime customers. The acquisition of Heights accelerates our strategic transition in the U.S. toward longer term, higher balance and lower rate credit products and provides us with access to a larger addressable market while mitigating regulatory risk. These initiatives to expand our product offerings and grow the U.S. and Canada business can materially impact our future cash flows. For further information regarding the acquisitions, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 5, "Goodwill and Intangibles," and Note 15, "Acquisitions" of the Notes to the Consolidated Financial Statements.

We have no additional material commitments or demands that are likely to affect our liquidity.

Borrowings

Our debt consisted of the following as of December 31, 2021, net of deferred financing costs (in thousands):

	Capacity	Interest Rate	Maturity	Counterparties	Balance as of December 31, 2021 (in USD)
7.50% Senior Secured Notes (due 2028) (2)	$1.0 billion	7.50%	August 1, 2028		$ 980,721
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2022	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	—
U.S. SPV	$200.0 million	1-Mo LIBOR + 6.25%	April 8, 2024	Atalaya Capital Management, MetaBank	45,392
Heights SPV	$350.0 million	1-Mo LIBOR + 5.25%	December 31, 2024	Ares Capital	350,000
Canada SPV (1)	C$350.0 million	3-Mo CDOR + 6.00%	August 2, 2026	Waterfall Asset Management	157,813
Flexiti SPE (1)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	Credit Suisse (Class A); SPF (Class B)	172,739
Flexiti Securitization (1)	C$526.5 million	1-Mo CDOR + 3.59%	December 9, 2025	National Bank of Canada; an affiliate of the Bank of Montreal; WF Torca, Ltd.	239,128
Cash Money Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of December 31, 2021 are denominated in U.S. dollars.
(2) On July 30, 2021, we issued our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which was used to redeem our $690.0 million 8.25% Senior Secured Notes due 2025. During December 2021, we issued an additional $250.0 million of our 7.50% Senior Secured Notes for a total capacity of $1.0 billion.

Refer to Note 7, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by continuing operating activities	$ 323,173	$ 403,505	$ 651,135
Net cash used in continuing investing activities	(923,488)	(255,056)	(530,260)
Net cash provided by (used in) continuing financing activities	491,291	7,329	(97,968)

Years Ended December 31, 2021 and 2020

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and Runoff Portfolios due to regulatory changes. Additionally, the Company acquired Flexiti and Heights during the year ended December 31, 2021.

Continuing Operating Activities

Net cash provided by operating activities from continuing operations for the year ended December 31, 2021 was $323.2 million, primarily attributable to net income from continuing operations of $59.3 million, the effect of non-cash reconciling items of $189.6 million, and changes in our operating assets and liabilities of $74.2 million. Our non-cash reconciling items of $189.6 million included (i) $245.7 million of provision for losses, (ii) $40.2 million loss on the extinguishment of our 8.25% Senior Secured Notes, (iii) $27.0 million of depreciation and amortization, and (iv) $14.0 million of share-based compensation, partially offset by (i) a $135.4 million cash gain on our equity method investment related to the Katapult and FinServ merger and (ii) changes in deferred income tax of $18.3 million. Our changes in operating assets and liabilities of $74.2 million related to (i) $8.8 million increase in accrued interest on our gross loans receivable due to overall volume increases, as previously discussed, (ii) $43.8 million of higher accounts payable and accrued liabilities as a result of the timing and extent of variable compensation, and (iii) $16.6 million of higher deferred revenue, primarily as a result of Canada POS Lending gross loans receivable as of December 31, 2021.

Continuing Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2021 was $923.5 million, primarily reflecting (i) the acquisition of Heights for $356.5 million, net of cash received (ii) the acquisition of Flexiti for $91.2 million, net of cash received and (iii) net origination of loans of $589.0 million, partially offset by $146.9 million of cash we received as a result of the Katapult and FinServ merger. Additionally, we used cash to purchase (i) $10.0 million of additional shares of Katapult and (ii) $23.6 million of property, equipment and software.

Continuing Financing Activities

Net cash used in financing activities from continuing operations for the year ended December 31, 2021 was $491.3 million. During the third quarter of 2021, we extinguished our $690.0 million 8.25% Senior Secured Notes from the issuance of our 7.50% Senior Secured Notes of $750.0 million. As part of the refinancing, we paid a $31.3 million call premium and debt issuance costs of $16.0 million. In connection with the acquisition of Heights, we issued an additional $250.0 million of 7.50% Senior Secured Notes and paid additional debt issuance costs of $4.5 million. In addition, net cash provided by financing activities included $304.9 million of net proceeds from our funding facilities primarily due to the new Flexiti Securitization facility, entered into during the fourth quarter of 2021 for C$526.5 million, partially offset by common stock repurchases of $45.4 million and cash dividends of $15.9 million. See Note 7, "Debt" of our Notes to Consolidated Financial Statements for additional information related to our funding facilities and corporate debt.

Years Ended December 31, 2020 and 2019

For a comparison of our cash flows for the years ended December 31, 2020 and 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows" in Part II Item 7 of our 2020 Form 10-K.

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

Allowance for Loan Losses

Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level we estimate to be adequate to absorb incurred losses based primarily on our analysis of historical loss or charge-off rates by products containing similar risk characteristics. The allowance for loan losses on our Company Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. We report the liability for losses related to loans Guaranteed by the Company under CSO programs in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets. We record increases in either the allowance or the liability, net of charge-offs and recoveries, as “Provision for losses” in the Consolidated Statements of Operations.

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
Business Combinations and Contingent Consideration

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

On March 10, 2021, we acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid as part of the acquisition was comprised of $86.5 million in cash, $6.3 million in debt costs and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Net assets acquired were $68.5 million, resulting in goodwill of $44.9 million. During the second quarter of 2021, we recorded $5.0 million of additional net assets acquired as of the acquisition date, as a measurement period adjustment, resulting in a $5.0 million decrease in goodwill. During the third quarter of 2021, we recorded a $0.5 million decrease to net assets acquired as of the acquisition date, as a measurement period adjustment, resulting in a $0.5 million increase in goodwill. Changes in the fair value of contingent consideration is recognized each reporting period and included in our Consolidated Statements of Operations. For the year ended December 31, 2021, we recorded a $6.2 million expense related to the increase in fair value of contingent consideration.

On December 27, 2021, we acquired 100% of the outstanding stock of Heights. The fair value of total consideration paid as part of the acquisition was comprised of $335.0 million in cash and $25.0 million of the Company's common stock. Net assets acquired, after giving effect of initial purchase price fair value adjustments, were $562.6 million, resulting in goodwill of $253.9 million.

Goodwill

We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

Following the acquisition of Flexiti during the first quarter of 2021, our reporting units consist of the U.S. (inclusive of Heights, acquired on December 27, 2021), Canada Direct Lending and Canada POS Lending segments, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. During the fourth quarter of 2021, we performed a quantitative assessment for the U.S., Canada Direct Lending and Canada POS Lending reporting units as of October 1, 2021. As further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. Fair value of each reporting unit is sensitive to changes in macroeconomic factors in the U.S. and Canada, including as a result of COVID-19, which could impact all reporting units. Changes in the expected length of the current economic downturn, timing of recovery, or long-term revenue growth or profitability for these reporting units could increase the likelihood of a future goodwill impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2021.

Based upon the qualitative assessment as of October 1, 2021, management concluded that the reporting units' estimated fair values exceeded their carrying value. As a result, we did not record impairment losses on goodwill for the year ended December 31, 2021.

The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets for the periods indicated:

	December 31, 2021	Percent of Total	December 31, 2020	Percent of Total
U.S.	$ 359,779	83.7%	$ 105,922	77.8%
Canada Direct Lending	30,105	7.0%	30,169	22.2%
Canada POS Lending	39,908	9.3%	—	—%
Total Goodwill	$ 429,792		$ 136,091

Credit Services Organization

Through our CSO programs, we act as a CSO/CAB on behalf of customers in accordance with applicable state laws. We currently offer loans through CSO programs in stores and online in the state of Texas. See Item 1. “Business—Regulatory Environment and Compliance” for additional details.

As described above in "—Allowance for Loan Losses," we estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans. The liability for losses on CSO lender-owned consumer loans was $6.9 million at December 31, 2021 and $7.2 million at December 31, 2020, which we include as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

We calculate CSO fees based on the amount of the customer’s outstanding loan and in accordance with the applicable jurisdiction’s laws. For services we provide under our CSO programs, we receive payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days in Texas. During the years ended December 31, 2021 and 2020, approximately 58.3% and 66.5%, respectively, of loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, we do not include them in our Consolidated Balance Sheets as loans receivable; instead, we include them in “Prepaid expense and other” in our Consolidated Balance Sheets. We receive payments from customers for these fees on their scheduled loan repayment due dates.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facilities and non-recourse funding facilities, as further described in Note 7, "Debt." Our variable interest expense is sensitive to changes in the general level of interest rates. We may enter into interest rate caps, interest rate swaps, collars or similar instruments with the objective of reducing our borrowing cost volatility. We do not use derivative financial instruments for speculative or trading purposes.

Interest expense on such borrowings is sensitive to changes in the market rate of interest. Hypothetically, a 1% increase in the average market rate would result in an increase in our annual interest expense of $5.3 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

All of our customer loan portfolios have fixed interest rates and fees that do not fluctuate over the life of the loan. Notwithstanding that, we support fixed rate lending in part with variable rate borrowing. We do not believe there is any material interest rate sensitivity associated with our customer loan portfolio, primarily due to their short duration.

We are required to transition from LIBOR to an alternative benchmark rate as required by ASU 2020-04, Reference Rate Reform (Topic 848). The majority of our exposure to LIBOR relates to our Senior Revolver, U.S. SPV, and our recently acquired Heights SPV. Our agreements governing these debt facilities contain customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available. We anticipate to transition our facilities from LIBOR to SOFR and, based on our most current understanding, the transition is not expected to have a material impact on our Consolidated Financial Statements. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on ASU 2020-04.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate fluctuations impact the translation of the financial results of the Canadian operations from Canadian Dollars to U.S. Dollars. Our operations in Canada represent a significant portion of our total operations, and as a result, material changes in the currency exchange rate between these countries could have a significant impact on our consolidated results of operations, financial condition or cash flows. At December 31, 2021, revenue and net income from continuing operations before income taxes would decrease by approximately $30.5 million and $3.5 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2021. These amounts were determined by considering the adverse impact of a hypothetical foreign exchange rate on the revenue and net loss before income taxes of the Company based on Canadian operations.

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

We record derivative instruments at fair value on the balance sheet as either an asset or liability. Changes in the options intrinsic value, to the extent that they are effective as a hedge, are recorded in other comprehensive income (loss). For derivatives that qualify and have been designated as cash flow or fair value hedges for accounting purposes, changes in fair value have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CURO Group Holdings Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CURO Group Holdings Corp. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Loan Losses — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company originates various loan products in the United States (“U.S.”) and Canada, including Unsecured Installment, Secured Installment, Revolving Line of Credit, and Single-Pay loans. The Company estimates and records an allowance for loans and interest receivable based on historical loss rates and other factors for loans containing similar risk characteristics. In addition, management evaluates whether qualitative adjustments to historical loss rates should be made based on relevant factors. The allowance for loan losses at December 31, 2021 was $87.6 million.

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

•We tested the completeness and accuracy of underlying loan data used in management’s models and we recalculated management’s model to validate its mathematical accuracy.

•We assessed the reasonableness of the model by comparing modeled losses to actual historical losses incurred.

Business Combinations — Refer to Notes 1 and 15 to the financial statements

Critical Audit Matter Description

The Company completed the acquisitions of Flexiti Financial Inc. (“Flexiti”) and Heights Finance (“Heights”) on March 10, 2021 and December 27, 2021, respectively. Total consideration paid for the acquisitions was approximately $113 million and $428 million, respectively. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition, including loans receivable of $196 million acquired from Flexiti and loans receivable of $472 million acquired from Heights. The acquisition of Flexiti included contingent consideration recorded at fair value of $20.6 million as of the acquisition date.

Determining the fair value of assets acquired and liabilities and contingent consideration assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future cash flows, and discount rates.

Given the fair value determination of loans receivable and contingent consideration requires management to make significant estimates and assumptions regarding projected cash flows and discount rates, performing audit procedures to evaluate the reasonableness of those estimates and assumptions required a high degree of auditor judgment, and an increased extent of effort, including involving fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of loans receivable from Flexiti and Heights and contingent consideration from Flexiti included the following, among others:

•We tested the effectiveness of controls over the valuation methodology used, including management’s controls over assumptions used to develop estimated future cash flows, and discounts rates used to present value future cash flows.

•We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.

•We assessed the reasonableness of management’s forecasts and performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the assets acquired.

•With the assistance of fair value specialists, we evaluated:

◦The reasonableness of the valuation methodology, and

◦The reasonableness of the discount rates used to present value the expected cash flows by:

▪Testing the source information underlying the determination of the discount rate and testing mathematical accuracy of the calculation.

▪Developing a range of independent estimates and comparing those to the discount rate selected by management to evaluate the inputs used in the calculation.

•We evaluated whether the estimated cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2022

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CURO Group Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CURO Group Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Flexiti Financial, Inc., which was acquired on March 10, 2021, and SouthernCo., Inc. d/b/a Heights Finance which was acquired on December 27, 2021, and whose financial statements constitute 20.6% and 22.4% of total assets, respectively, and 4.3% and 0.5% of revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Flexiti Financial, Inc. and Heights Finance.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 7, 2022

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$63,179	$213,343
Restricted cash (includes Restricted cash of consolidated VIEs of $57,155 and $31,994 as of December 31, 2021 and 2020, respectively)	98,896	54,765
Gross loans receivable (includes Gross loans receivable of consolidated VIEs of $1,294,706 and $360,431 as of December 31, 2021 and 2020, respectively)	1,548,318	553,722
Less: allowance for loan losses (includes allowance for losses of consolidated VIEs of $66,618 and $54,129 as of December 31, 2021 and 2020, respectively)	(87,560)	(86,162)
Loans receivable, net	1,460,758	467,560
Income taxes receivable	31,774	32,062
Prepaid expenses and other (includes Prepaid expenses and other of consolidated VIEs of $0 and $388 as of December 31, 2021 and 2020, respectively)	42,038	27,994
Property and equipment, net	54,635	59,749
Investments in Katapult	27,900	27,370
Right of use asset - operating leases	116,300	115,032
Deferred tax assets	15,639	—
Goodwill	429,792	136,091
Intangibles, net	109,930	40,425
Other assets	9,755	8,595
Total Assets	$2,460,596	$1,182,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes Accounts payable and accrued liabilities of consolidated VIEs of $9,886 and $34,055 as of December 31, 2021 and 2020, respectively)	$121,434	$49,624
Deferred revenue	21,649	5,394
Lease liability - operating leases	122,431	122,648
Contingent consideration related to acquisition	26,508	—
Income taxes payable	680	—
Accrued interest (includes Accrued interest of consolidated VIEs of $3,279 and $1,147 as of December 31, 2021 and 2020, respectively)	34,974	20,123
Liability for losses on CSO lender-owned consumer loans	6,908	7,228
Debt (includes Debt and related issuance costs of consolidated VIEs of $979,500 and $14,428 as of December 31, 2021 and $147,427 and $7,766 as of December 31, 2020, respectively)	1,945,793	819,661
Other long-term liabilities	13,845	15,382
Deferred tax liabilities	6,044	11,021
Total Liabilities	2,300,266	1,051,081
Commitments and contingencies (Note 8)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 49,684,080 and 47,525,807 shares issued; and 40,810,444 and 41,370,504 shares outstanding at the respective period ends	23	9
Treasury stock, at cost - 8,873,636 and 6,155,303 shares at the respective period ends	(124,302)	(77,852)
Paid-in capital	113,520	79,812
Retained earnings	203,467	160,068
Accumulated other comprehensive loss	(32,378)	(30,132)
Total Stockholders' Equity	160,330	131,905
Total Liabilities and Stockholders' Equity	$2,460,596	$1,182,986

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$817,843	$847,396	$1,141,797
Provision for losses	245,668	288,811	468,551
Net revenue	572,175	558,585	673,246
Operating expenses
Salaries and benefits	237,109	196,817	206,193
Occupancy	55,559	57,271	54,895
Advertising	38,762	44,552	53,398
Direct operations	60,056	46,893	73,568
Depreciation and amortization	26,955	17,498	18,630
Other operating expense	74,682	47,048	48,049
Total operating expenses	493,123	410,079	454,733
Other (income) expense
Interest expense	97,334	72,709	69,763
(Income) loss from equity method investment	(3,658)	(4,546)	6,295
Gain from equity method investment	(135,387)	—	—
Loss on extinguishment of debt	40,206	—	—
Total other (income) expense	(1,505)	68,163	76,058
Income from continuing operations before income taxes	80,557	80,343	142,455
Provision for income taxes	21,223	5,895	38,557
Net income from continuing operations	59,334	74,448	103,898
Income (loss) from discontinued operations, before income taxes	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	—	429	(46,638)
Net income from discontinued operations	—	1,285	7,590
Net income	$59,334	$75,733	$111,488

Basic earnings per share:
Continuing operations	$1.44	$1.82	$2.33
Discontinued operations	—	0.03	0.17
Basic earnings per share	$1.44	$1.85	$2.50

Diluted earnings per share:
Continuing operations	$1.38	$1.77	$2.26
Discontinued operations	—	0.03	0.17
Diluted earnings (loss) per share	$1.38	$1.80	$2.43

Weighted average common shares outstanding:
Basic	41,155	40,886	44,685
Diluted	43,143	42,091	45,974

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$59,334	$75,733	$111,488
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,246)	8,531	22,397
Other comprehensive (loss) income	(2,246)	8,531	22,397
Comprehensive income	$57,088	$84,264	$133,885

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2018	46,412,231	$9	$—	$60,015	$(18,065)	$(61,060)	$(19,101)
Net income	—	—	—	—	111,488	—	111,488
Foreign currency translation adjustment	—	—	—	—	—	22,397	22,397
Share-based compensation	—	—	—	10,323	—	—	10,323
Proceeds from exercise of stock options	40,014	—	—	149	—	—	149
Repurchase of common stock (2)	(5,614,541)	—	(72,343)	—	—	—	(72,343)
Net settlement of share-based awards	318,520	—	—	(2,400)	—	—	(2,400)
Balances at December 31, 2019	41,156,224	$9	$(72,343)	$68,087	$93,423	$(38,663)	$50,513
Net income	—	—	—	—	75,733	—	75,733
Foreign currency translation adjustment and other	—	—	—	—	—	8,531	8,531
Dividends	—	—	—	—	(9,088)	—	(9,088)
Share-based compensation	—	—	—	12,910	—	—	12,910
Proceeds from exercise of stock options	274,510	—	—	765	—	—	765
Repurchase of common stock	(540,762)	—	(5,509)	—	—	—	(5,509)
Net settlement of share-based awards	480,532	—	—	(1,950)	—	—	(1,950)
Balances at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income	—	—	—	—	59,334	—	59,334
Foreign currency translation adjustment and other	—	—	—	—	—	(2,246)	(2,246)
Dividends	—	—	—	—	(15,935)	—	(15,935)
Common stock issued for acquisition of Heights	1,446,257	14	—	24,355	—	—	24,369
Share-based compensation	—	—	—	13,976	—	—	13,976
Proceeds from exercise of stock options	66,972	—	—	272	—	—	272
Repurchase of common stock (3)	(2,718,333)	—	(46,450)	—	—	—	(46,450)
Net settlement of share-based awards	645,044	—	—	(4,895)	—	—	(4,895)
Balances at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
(1) Accumulated other comprehensive income (loss)
(2)Includes the repurchase of 2,000,000 shares of common stock from FFL for $13.55 per share. See Note 23 - "Share Repurchase Program" for additional information.
(3)Includes the repurchase of 500,000 shares of common stock from a related party for $18.10 per share. See Note 23 - "Share Repurchase Program" for additional information.

See the accompanying Notes to Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income from continuing operations	$59,334	$74,448	$103,898
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	26,955	17,498	18,630
Provision for losses	245,668	288,811	468,551
Amortization of debt issuance costs and bond discount	6,871	3,935	2,971
Deferred income tax (benefit) expense	(18,297)	11,691	(6,396)
Loss on disposal of property and equipment	7,054	150	85
Loss on extinguishment of debt	40,206	—	—
(Income) loss from equity method investment	(3,658)	(4,546)	6,295
Gain from equity method investment	(135,387)	—	—
Change in fair value of contingent consideration	6,209	—	—
Share-based compensation	13,976	12,910	10,323
Changes in operating assets and liabilities:
Accrued interest on loans receivable	8,751	23,714	(12,844)
Prepaid expenses and other assets	(6,053)	8,058	10,771
Accounts payable and accrued liabilities	43,832	(11,876)	9,798
Deferred revenue	16,581	(4,769)	527
Income taxes payable	678	—	34,102
Income taxes receivable	3,829	(20,603)	9,798
Accrued interest	13,069	264	—
Other assets and liabilities	(6,445)	3,820	(5,374)
Net cash provided by continuing operating activities	323,173	403,505	651,135
Net cash provided by (used in) discontinued operating activities	—	1,714	(504)
Net cash provided by operating activities	323,173	405,219	650,631
Cash flows from investing activities
Purchase of property, equipment and software	(23,648)	(10,920)	(13,981)
Loans receivable originated or acquired	(1,517,275)	(1,296,398)	(1,835,301)
Loans receivable repaid	928,302	1,079,437	1,327,190
Proceeds from (Investment in) Katapult	136,879	(12,757)	(8,168)
Acquisition of Ad Astra, net of acquiree's cash received	—	(14,418)	—
Acquisition of Flexiti, net of acquiree's cash received	(91,203)	—	—
Acquisition of Heights, net of acquiree's cash received	(356,543)	—	—
Net cash used in continuing investing activities	(923,488)	(255,056)	(530,260)
Net cash used in discontinued investing activities	—	—	(14,213)
Net cash used in investing activities	(923,488)	(255,056)	(544,473)
Cash flows from financing activities
Proceeds from SPV and SPE facilities	549,511	73,037	23,558
Payments on SPV and SPE facilities	(244,577)	(42,535)	(24,877)
Payments on 8.25% Senior Secured Notes	(690,000)	—	—
Proceeds from issuance of 7.50% Senior Secured Notes	1,000,000	—	—
Proceeds from credit facilities	68,108	69,947	210,346
Payments on credit facilities	(68,108)	(69,947)	(230,346)
Payments on subordinated stockholder debt	—	—	(2,256)
Debt issuance costs paid	(26,387)	(6,992)	(200)
Payments of call premiums from early debt extinguishments	(31,250)	—	—
Payments to net share settle equity awards	(4,895)	(1,950)	(2,400)
Proceeds from exercise of stock options	272	765	149
Repurchase of common stock	(45,448)	(5,908)	(71,942)

Dividends paid to stockholders	(15,935)	(9,088)	—
Net cash provided by (used in) financing activities	491,291	7,329	(97,968)
Effect of exchange rate changes on cash and restricted cash	2,991	595	1,974
Net (decrease) increase in cash and restricted cash	(106,033)	158,087	10,164
Cash and restricted cash at beginning of period	268,108	110,021	99,857
Cash and restricted cash at end of period	162,075	268,108	110,021
Less: Cash and restricted cash of discontinued operations at end of period	—	—	—
Cash and restricted cash of continuing operations at end of period	$162,075	$268,108	$110,021
See the accompanying Notes to Consolidated Financial Statements

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$63,179	$213,343	$75,242
Restricted cash (includes restricted cash of consolidated VIEs of $57,155 and $31,994 as of December 31, 2021 and December 31, 2020, respectively)	98,896	54,765	34,779
Total cash, cash equivalents and restricted cash from continuing operations	162,075	268,108	110,021
Cash and restricted cash from discontinued operations	—	—	—
Total cash, cash equivalents and restricted cash used in the Statements of Cash Flows	$162,075	$268,108	$110,021

The following table provides supplemental cash flow information for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for:
Interest	$81,536	$69,212	$69,134
Income taxes, net of refunds	34,878	15,841	2,355
Non-cash investing activities:
Property and equipment accrued in accounts payable	883	861	631

Glossary
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS
Nature of Operations and Basis of Presentation

The terms “CURO" and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated.

The Company is a tech-enabled, omni-channel consumer finance company serving non-prime and near-prime consumers in the U.S. and non-prime and prime consumers in Canada. CURO was founded in 1997 to meet the growing needs of consumers looking for alternative access to credit. With nearly 25 years of experience, the Company offers a variety of convenient, easily accessible financial and loan services in all of its markets.

In the U.S., CURO operates under several principal brands, including “Speedy Cash,” “Rapid Cash” and “Avio Credit”. With its acquisition of Heights on December 27, 2021, the Company added the brands "Covington Credit," "Heights Finance," "Quick Credit" and "Southern Finance" to its U.S. portfolio. The Company also offers demand deposit accounts in the U.S. under Revolve Finance, and credit card programs under First Phase, which was launched in the fourth quarter of 2021. As of December 31, 2021, CURO's store network consisted of 550 locations across 20 U.S. states and offered online services in 27 U.S. states.

In Canada, CURO operates under “CURO Canada” and “LendDirect” direct lending brands. With its acquisition of Flexiti on March 10, 2021, the Company added the "Flexiti" point-of-sale brand to its Canada portfolio. As of December 31, 2021, CURO operated its direct lending in eight Canadian provinces and offered online services in eight Canadian provinces and one Canadian territory. Point-of-sale operations are available at nearly 7,500 retail locations and over 3,100 merchant partners across 10 provinces and two territories.

Following the acquisitions in 2021, the Company reports Flexiti operations as the "Canada POS Lending" segment and Heights operations are included within the U.S. segment throughout this 2021 Form 10-K. Refer to Note 14, "Segment Reporting" for further information.

The Company has prepared the accompanying audited Consolidated Financial Statements in accordance with U.S. GAAP. The Company will continue to take advantage of the scaled disclosure requirements permitted by the SEC for SRCs for the periods presented. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. The Company qualified as an SRC until June 30, 2021, but after that date, the Company no longer qualified as an SRC and thus will begin to report as a non-SRC beginning with the first quarter of 2022.

Revised Operating Expense Presentation

Beginning with the fourth quarter of 2021, the Company revised its presentation of operating expenses on the Statement of Operations. Where applicable, prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the Company's previously reported consolidated results of operations or financial position.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of CURO and its direct and indirect subsidiaries, including Heights, which was acquired on December 27, 2021, Flexiti, which was acquired on March 10, 2021, and Ad Astra, which was acquired on January 3, 2020. Refer to Note 15, "Acquisitions" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods reported. Significant estimates that the Company made in the accompanying Consolidated Financial Statements include ALL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the Heights and Flexiti acquisitions. Actual results may differ from those estimates.

Acquisitions

Heights

On December 27, 2021, CURO closed its acquisition of Heights, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products, in a transaction accounted for as a business combination. Refer to Note 15, "Acquisitions" for further information regarding the acquisition and Note 5, "Goodwill and Intangibles" for the impact to the Company's goodwill balance as a result of the acquisition.

Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider, in a transaction accounted for as a business combination. Flexiti is one of Canada's fastest-growing POS lenders, offering customers flexible payment plans at retailers that sell large-scale goods such as furniture, appliances, jewelry and electronics. Through its BNPL platform, customers can be approved instantly to shop with their FlexitiCard, which they can use online or in-store to make multiple purchases, within their credit limit, without needing to reapply. Refer to Note 15, "Acquisitions" for further information regarding the acquisition and Note 5, "Goodwill and Intangibles" for the impact to the Company's goodwill balance as a result of the acquisition.

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra was the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency. Ad Astra, now a wholly-owned subsidiary, is included in the Consolidated Financial Statements. See Note 15, "Acquisitions" for further information.

Change in Accounting Principle Related to Equity Method Investment in Katapult

Katapult is an e-commerce focused, FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. CURO first invested in Katapult in 2017 as the Company identified multiple catalysts for Katapult's future success. The Company accounts for its investment in Katapult under the equity method of accounting as of December 31, 2021. Refer to Note 6, "Fair Value Measurements" for further disclosures regarding the accounting for the Company's investment in Katapult.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Continuing Impacts of COVID-19

As a result of COVID-19, our customers and their overall credit performance were impacted through the year ended December 31, 2021 and 2020. Throughout much of 2020 and the first half of 2021, the U.S. and Canadian governments instituted several initiatives to ease the personal burden of the pandemic, including various federal and provincial financial aid and economic stimulus programs. During the second half of 2020, consumer demand gradually increased, reflecting both the gradual lifting of certain regions' stay-at-home and self-quarantine orders in response to the pandemic's easing and the expiration of governmental stimulus programs. There was an additional round of stimulus in the U.S. in March 2021 which contributed to the decrease in loan balances and ALL during the first quarter of 2021. With stimulus programs running off in the U.S. and continued demand in Canada for loan products, loan balances generally increased between March 31, 2021 and December 31, 2021. We have maintained our historical allowance approach, but have adjusted estimates for changes in past-due gross loans receivable due to market conditions. The estimates and assumptions used to determine an appropriate ALL and liability for losses on CSO lender-owned consumer loans are those that are available through the filing of this 2021 Form 10-K and are indicative of conditions as of December 31, 2021.

As government stimulus programs have wound down, U.S. Company Owned loan balances, excluding Heights, have stabilized modestly increasing from $185.8 million as of March 31, 2021 to $190.3 million as of December 31, 2021. While the NCO rate has increased sequentially for total U.S. Company Owned gross loans receivable, they remain at low levels relative to pre-COVID-19.

In Canada, despite recent COVID-19 lockdown mandates and resurgences in the first half of 2021, on a sequential basis, Canada Direct Lending gross loans receivable and Canada POS Lending gross loans receivable grew 9.3% and 51.9%, respectively. The NCO rate for Canada POS Lending was 0.5% in the fourth quarter of 2021.

Revenue Recognition

CURO offers a broad range of consumer finance products including Revolving LOC, Unsecured Installment, Secured Installment and Single-Pay loans. Revenue in the Consolidated Statements of Operations includes: interest income, Merchant Discount Revenue ("MDR"), finance charges, CSO fees, late fees, insurance protection fees, non-sufficient funds fees and other ancillary fees. Product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Revolving LOC revenues include interest income on outstanding revolving balances, MDR related to Canada POS Lending and other usage or maintenance fees as permitted by underlying statutes. Revolving LOC loans have a periodic payment that is a fixed percentage of the customer’s outstanding loan balance, and there is no defined loan term. The Company records revenue from Revolving LOC loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets.

Unsecured and Secured Installment revenue includes interest income and non-sufficient-funds or returned-items fees on late or defaulted payments on past-due loans, known as late fees. Late fees comprise less than 1.0% of Installment revenues. Installment loans are fully amortizing, with a fixed payment amount, which includes principal and accrued interest, due each period during the loan term. The loan terms for Installment loans can range up to 60 months depending on state or provincial regulations. The Company records revenue from Installment loans on a simple-interest basis. Accrued interest and fees are included in gross loans receivable in the Consolidated Balance Sheets as earned. CSO fees are recognized ratably over the term of the loan as earned. Secured Installment loans are similar to Unsecured Installment loans but are secured by a clear vehicle title or security interest in the vehicle.

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

Ancillary revenue includes revenue from a number of financial products such as check cashing, demand deposit accounts, optional credit protection insurance, and money transfer services. Check cashing fees, money order fees and other fees from ancillary products and services are generally recognized at the point-of-sale when the transaction is completed. The sale of credit protection insurance and additional insurance the Company now offers as a result of the acquisition of Heights is recognized ratably over the term of the loan. The Company is required to maintain an actuarial determined reserve for Heights insurance products. As of December 31, 2021, the reserve was $2.8 million and is reported in "Accounts payable and accrued liabilities" in the Condensed Balance Sheet.

Merchant Discount Revenue

Following the acquisition of Flexiti, the Company recognizes merchant discount revenue. Merchant discount revenue represents a fee charged to merchant partners to facilitate customer purchases at merchant locations. The fee is recorded as unearned revenue when received and recognized over the expected loan term. The amount of fees charged, or merchant discount, is

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

generally deducted from the payment to the merchant at the time a customer enters into a POS transaction with the merchant. The merchant discount rate is individually negotiated between the Company and each merchant and is initially recorded as deferred revenue upon the completion of each POS transaction. As a result of purchase accounting resulting from the acquisition of Flexiti, no fair value is assigned to unearned revenue at the time of acquisition. Therefore, the Company only recognizes revenue on merchant discounts received after the acquisition of Flexiti.

Cash and cash equivalents

The Company considers deposits in banks and short-term investments with original maturities of 90 days or less as cash and cash equivalents.

Restricted Cash

The Company's restricted cash includes deposits in collateral accounts with financial institutions, consumer deposits related to prepaid cards and checking account programs and funds related to loan facilities disclosed in Note 4, "Variable Interest Entities." In connection with insurance products offered by Heights, certain of the Company's cash is restricted by agreements with financial institutions to meet certain state licensing requirements as required under various reinsurance agreements. As of December 31, 2021, the restricted cash related to Heights' insurance program was $17.4 million.

Consumer Loans Receivable

Consumer loans receivable are net of the allowance for loan losses and unamortized fair value discount for acquired loans receivable and are comprised of Revolving LOC, Unsecured Installment, Secured Installment and Single-Pay loans.

Revolving LOC loans are lines of credit without a specified maturity date and include POS financing subsequent to the acquisition of Flexiti, which is included in the Canada POS Lending segment. Revolving LOC loans require periodic payments of principal and interest that is a fixed percentage of the customer's outstanding loan balance. Customers in good standing may draw against their line of credit, repay with minimum, partial or full payments and redraws as needed.

Unsecured Installment and Secured Installment loans are fully amortized loans with a fixed payment amount due each period during the term of the loan. The loan terms for Unsecured Installment and Secured Installment loans can range up to 60 months, depending on state regulations. With the acquisition of Heights in December 2021, the Company expanded into longer term, higher balance and lower credit risk products. Heights provides Secured and Unsecured Installment loans to near-prime and non-prime consumers and offers customary opt-in insurance. The Company categorizes both unsecured loans and loans secured by non-essential household goods as Unsecured Installment loans. Secured Installment loans are typically collateralized by titled vehicles. Revolving LOC loans are primarily unsecured. The product offerings differ by jurisdiction and are governed by the laws in each separate jurisdiction.

Single-Pay loans are primarily unsecured, short-term, small denomination loans, with a small portion being auto title loans, which allow a customer to obtain a loan using their car as collateral. A Single-Pay loan transaction consists of providing a customer cash in exchange for the customer’s personal check or ACH authorization (in the aggregate amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check or scheduled ACH withdrawal until the customer’s next payday, which is typically either two weeks or a month from the loan’s origination date. An auto title loan allows a customer to obtain a loan using the customer’s car as collateral for the loan, with a typical loan term of 30 days.

Current and Past-Due Loans Receivable

CURO classifies loans receivable as either current or past-due. Single-Pay loans are considered past-due if a customer misses a scheduled payment, at which point the loan is charged-off. If a customer misses a scheduled payment for Revolving LOC, Unsecured Installment and Secured Installment loans, the entire customer balance is classified as past-due. Revolving LOC, Unsecured Installment and Secured Installment loans are charged-off when the loan has been contractually past-due for 90 consecutive days. Canada POS Lending loans are charged-off when the loan has been contractually past due for 180 days or when notice of customer bankruptcy or consumer proposal has been received. Unsecured and Secured Installment loans associated with the Heights acquisition are classified as past-due 31 days after a missed payment and are charged-off at the earlier of the date such loans are deemed to be uncollectible or when the loan becomes more than 180 days past due.

Allowance for Loan Losses

The Company maintains an ALL for loans and interest receivable at a level estimated to be adequate to absorb incurred losses based primarily on the Company's analysis of historical loss or charge-off rates for loans containing similar risk characteristics. The ALL on the Company-Owned gross loans receivables reduces the outstanding gross loans receivables balance in the Consolidated Balance Sheets. The liability for estimated losses related to loans Guaranteed by the Company under CSO programs is reported in “Liability for losses on CSO lender-owned consumer loans” in the Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Changes in either the ALL or the liability, net of charge-offs and recoveries, are recorded as “Provision for losses” in the Consolidated Statements of Operations.

In addition to an analysis of historical loss and charge-off rates, the Company also considers delinquency trends and any macro-economic conditions that it believes may affect portfolio losses. If a loan is deemed to be uncollectible before it is fully reserved based on received information (e.g., receipt of customer bankruptcy notice or death), the Company charges off such loan at that time. Qualitative factors such as the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions impact management’s judgment on the overall adequacy of the ALL. Any recoveries on loans previously charged to the ALL are credited to the ALL when collected.

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

The Company records its ALL related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an ALL adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged-off. A TDR is charged off consistent with the Company's policies for the related loan product.

Loans Receivable on a Non-Accrual Basis

The Company may place loans receivable on non-accrual status due to statutory requirements or, if in management’s judgment, the timely collection of principal and interest becomes uncertain. After a loan is placed on non-accrual status, no further interest is accrued. Loans remain on non-accrual status until payment or charged-off. Payments are applied initially to any outstanding past due loan balances prior to current loan balances. Not all past-due payments will bring a loan off non-accrual status. The Company's policy for determining past due status is consistent with the accounts receivable aging disclosure.

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

CURO estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the ALL, which is recognized for the consumer loans and is included as "Liability for losses on CSO lender-owned consumer loans" on the Consolidated Balance Sheets.

CSO fees are calculated based on the amount of the customer’s outstanding loan. The Company complies with the applicable jurisdiction’s Credit Services Organization Act or a similar statue. These laws generally define the services that CURO can provide to consumers and require the Company to provide a contract to the customer outlining its services and related costs. For services provided under the CSO programs, the Company receives payments from customers on their scheduled loan repayment due dates. The CSO fee is earned ratably over the term of the loan as the customers make payments. If a loan is paid off early, no additional CSO fees are due or collected. The maximum CSO loan term is 180 days. During the years ended

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

December 31, 2021, 2020 and 2019, approximately 58.3%, 66.5% and 63.8%, respectively, of loans originated under CSO programs were paid off prior to the original maturity date.

Since CSO loans are made by a third-party lender, they are not included in the Company's Consolidated Balance Sheets as loans receivable. CSO fees receivable are included in “Prepaid expenses and other” in the Consolidated Balance Sheets. The Company receives cash from customers for these fees on their scheduled loan repayment due dates.

For additional information on CSO loans, refer to Note 3, "Credit Services Organization."

Variable Interest Entities

As part of the Company's funding strategy and efforts to support the liquidity from sources other than the traditional capital market sources, the Company established a securitization program through the U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization and Heights SPV facilities. In addition, upon closing of the Heights acquisition, the Company assumed the Heights SPV facility. See Note 4, "Variable Interest Entities" and Note 7, "Debt" for further discussion on these facilities. The Company transfers certain consumer loan receivables to the VIEs that issues term notes backed by the underlying consumer loan receivables which are serviced by other wholly-owned subsidiaries.

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

As of December 31, 2021 and 2020, the Company had $157.8 million and $96.1 million, respectively, in variable interest rate debt outstanding related to the Canada SPV. In August 2018, the Company entered into a four-year C$175.0 million interest rate cap agreement with the Royal Bank of Canada that capped the related three-month CDOR rate at 4.50% beginning in September 2018. During the year ended December 31, 2021 and 2020, the three-month CDOR rate did not exceed 4.50% and did not have a material impact on the Company's Statement of Operations.

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

The estimated useful lives for furniture, fixtures and equipment are five years to seven years. The estimated useful lives for leasehold improvements can vary from five years to fifteen years. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the depreciable or amortizable assets.

Business Combination Accounting

Business combination accounting requires that the Company determines the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The cost of the acquisition is allocated to these assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company engages third-party appraisal firms to assist in fair value determination when appropriate. The acquisitions may also include contingent consideration, or earn-out provisions, which provide for additional consideration to be paid to the seller if certain conditions are met in the future. These earn-out provisions are estimated and recognized at fair value at the acquisition date

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

based on projected earnings or other financial metrics over specified future periods. These estimates are reviewed during each subsequent reporting period and adjusted based upon actual results. Acquisition-related costs for potential and completed acquisitions are expensed as incurred and included in "Other operating expense" in the Consolidated Statements of Operations.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination at the time of acquisition. In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company performs impairment testing for goodwill and indefinite-lived intangible assets annually, as of October 1st, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. The Company did not record any impairment losses on goodwill from continuing operations during the years ended December 31, 2021, 2020 or 2019.

Goodwill

The annual impairment review for goodwill consists of performing a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether or not further testing is required. The Company may elect to bypass the qualitative assessment and proceed directly to the two-step process, for any reporting unit, in any period. The Company can resume the qualitative assessment for any reporting unit in any subsequent period. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the Company will then apply a two-step process of (i) determining the fair value of the reporting unit and (ii) comparing it to the carrying value of the net assets allocated to the reporting unit. When performing the two-step process, if the fair value of the reporting unit exceeds it carrying value, no further analysis or write-down of goodwill is required. In the event the estimated fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment loss equal to such excess, which could significantly and adversely impact reported results of operations and stockholders’ equity. See Note 5, "Goodwill and Intangibles" for additional information.

Intangible Assets

The Company's identifiable intangible assets, resulting from business combinations and internally developed capitalized software, consist of trade names, developed technology, merchant relationships, customer relationships and computer software. See Note 15, "Acquisitions" for additional information on intangible assets resulting from business combinations.

The Company applied the guidance under ASC 350 to software that is purchased or internally developed. Under ASC 350, eligible internal and external costs incurred for the development of computer software applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized to "Intangibles, net" in the Consolidated Balance Sheets. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method over its estimated useful life, which ranges from three years to ten years.

The “Cash Money” trade name was determined to be an intangible asset with an indefinite life. Intangible assets with indefinite lives are not amortized, but instead are tested annually for impairment and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Impairment of identifiable intangible assets with indefinite lives occurs when the fair value of the asset is less than its carrying amount. If deemed impaired, the asset’s carrying amount is reduced to its estimated fair value. No indefinite life intangible impairments were recorded during the years ended December 31, 2021, 2020 or 2019. See Note 5, "Goodwill and Intangibles" for further information.

The Company's finite lived intangible assets are amortized over their estimated economic benefit period, generally from three to ten years. The Company reviews the intangible assets for impairment annually in the fourth quarter or whenever events or changes in circumstances have indicated that the carrying amount of these assets might not be recoverable. If the Company were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset’s remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from the annual assessment, or other events and circumstances, may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

recognition of an impairment charge. There were no changes in events or circumstances related to the Company's continuing operations that caused the Company to review the finite lived intangible assets for impairment for the years ended December 31, 2021, 2020 or 2019. Additionally, no finite lived impairments were recorded during the years ended December 31, 2021, 2020 or 2019. See Note 5, "Goodwill and Intangibles" for further information.

Deferred Financing Costs

Deferred financing costs consist of debt issuance costs incurred in obtaining financing. These costs are presented in the Consolidated Balance Sheets as a direct reduction from the carrying amount of associated debt, consistent with discounts or premiums. The effective interest rate method is used to amortize the deferred financing costs over the life of the Senior Secured Notes and the straight-line method is used to amortize the deferred financing costs of the SPV and SPE facilities. See Note 7, "Debt" for additional details on the Company's capital resources.

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

Direct Lending operations in the U.S. and Canada are subject to concentration risk at the state and province level. To the extent that laws and regulations are passed that affect the manner in which the Company conducts business in a heavily concentrated market, its financial condition, results of operations and cash flows could be adversely affected. Additionally, the Company's ability to meet its financial obligations could be negatively impacted.
Revenues originated in Texas and Ontario represented approximately 21.0% and 20.2%, respectively, of the Company's consolidated revenues for the year ended December 31, 2021. As a result of regulatory impacts and the related run-off of certain Installment portfolios, California no longer represents a concentration risk as a percentage of consolidated revenues for the year ended December 31, 2021. Revenues originated in Texas, California and Ontario represented approximately 22.6%, 13.6% and 16.6%, respectively, of the Company's consolidated revenues for the year ended December 31, 2020. Revenues originated in Texas, California and Ontario represented approximately 24.6%, 18.4% and 13.6%, respectively, of the Company's consolidated revenues for the year ended December 31, 2019.
The Company operates its Canada POS Lending operations with various merchant partners. To the extent that the Company were to discontinue its relationship with a merchant, the Company believes it could find other merchants to provide its products. From a revenue perspective, there are no material concentrations in the Canada POS Lending operations for the year ended December 31, 2021. However, as originations and gross loans receivables continue to grow as a result of its merchant relationship with LFL, which the Company entered into in the third quarter of 2021, revenue contribution from LFL could become a material component of total revenue for Canada POS Lending.
Following the acquisition of Heights, which accounted for approximately $472 million of gross loans receivable as of December 31, 2021, the Company operates in new U.S. markets, primarily the southern and eastern states. As the revenue contribution was minimal, there were no material concentrations for the year ended December 31, 2021.
The Company holds cash at major financial institutions that often exceed FDIC insured limits. The Company manages its concentration risk by maintaining cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the financial institutions holding such deposits. Historically, the Company has not experienced any losses due to such cash concentration.
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

Leases classified as finance are immaterial to the Company as of December 31, 2021. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" on the Consolidated Balance Sheets.

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

The majority of the leases have an original term up to five years plus renewal options for additional similar terms. The Consumer Price Index is used in determining future lease payments and for purposes of calculating operating lease liabilities. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Most of the leases have escalation clauses and certain leases also require payment of period costs, including maintenance, insurance and property taxes. The Company has elected to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of 12 months or less, from the Consolidated Balance Sheets. Some of the leases are with related parties and have terms similar to the non-related party leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For additional information related to the Company's leases, refer to Note 12, "Leases."

Operating Expenses

Salaries and Benefits—Salaries and benefits include personnel-related costs, including salaries, benefits, bonuses and share-based compensation and are driven by the number of global employees.

Occupancy—Occupancy includes costs related to the Company's leased facilities, including rent, utilities, maintenance, repairs and insurance expense.

Advertising—Advertising costs are expensed as incurred.

Direct operations—Direct operations include costs related to the Company's Direct Lending and POS operations, including collections and financial services fees.

Depreciation and amortization—includes the depreciation and amortization of property and equipment and intangible assets.

Other operating expense—Other operating expense includes office expense, professional fees, security expense, travel and entertainment, and non-routine costs such as transaction costs and store closure costs.

Other Expense (Income)

Interest Expense—includes interest related to the Company's Senior Secured Notes, SPV, SPE and securitization facilities and Senior Revolvers.

Loss (income) from equity method investment—includes the Company's share of the net income from its equity method investments.

Gain from equity method investment—includes the Company's net gain from its equity method investment.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Share-Based Compensation

CURO accounts for share-based compensation expense for awards to employees and directors at the estimated fair value on the grant date. The Company determines the fair value of stock option grants using the Black-Scholes option pricing model, which requires CURO to make several assumptions including, but not limited to, the risk-free interest rate and the expected volatility of publicly-traded stocks in the financial services industry. The expected option term is calculated using the average of the vesting period and the original contractual term. For RSUs, the value of the award is calculated using the closing market price of the common stock on the grant date for time-based and performance-based RSUs, and using the Monte Carlo simulation pricing model for the market-based RSUs. The Company recognizes the estimated fair value of share-based awards as compensation expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur for all share-based awards.

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

Foreign Currency Translation

The Canadian dollar is considered the functional currency for operations in Canada. All balance sheet accounts are translated into U.S. dollars at the exchange rate in effect at each Balance Sheet date. The Statements of Operations are translated at the average rates of exchange during each period. The Company has determined that certain intercompany balances are long-term in nature, and therefore, currency translation adjustments related to those accounts are recorded as a component of "Accumulated other comprehensive income (loss)" in the Statements of Stockholders' Equity. For intercompany balances that are settled on a regular basis, currency translation adjustments related to those accounts are recorded as a component of "Other operating expense" in the Consolidated Statements of Operations.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Recently Adopted Accounting Pronouncements

ASU 2020-01

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted ASU 2020-01 as of January 1, 2021, which did not have a material impact on the Consolidated Financial Statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Topic 740). The ASU intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in Topic 740. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The Company adopted ASU 2019-12 as of January 1, 2021, which did not have a material impact on the Company's Consolidated Financial Statements.

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

ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the upcoming market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company anticipates to transition applicable debt facilities from LIBOR to SOFR and currently does not expect the adoption of these ASUs to have a material impact on its Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its Consolidated Financial Statements.

NOTE 2 – REVENUE AND LOANS RECEIVABLE
Revenue
The following table summarizes revenue by product (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revolving LOC	$294,591	$249,502	$245,256

Unsecured Installment	290,321	339,116	530,730
Secured Installment	56,418	79,136	110,513
Single-Pay	102,405	120,433	191,449
Total Installment	449,144	538,685	832,692

Ancillary	74,108	59,209	63,849
Total revenue(1)	$817,843	$847,396	$1,141,797
(1) Includes revenue from CSO programs of $167.1 million, $185.5 million and $281.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Loans receivable, net of allowance for loan losses

The Company acquired Heights on December 27, 2021, which resulted in approximately $472 million of gross loans receivable as of December 31, 2021. As a result of purchase accounting adjustments and the timing of the acquisition, Heights did not contribute to ALL as of December 31, 2021. For additional information regarding the acquisition and related impacts to the results of operations, see Note 15, "Acquisitions."

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$843,379	$359,512	$110,232	$42,463	$512,207	$1,355,586
Delinquent loans receivable	70,734	98,174	23,824	—	121,998	192,732
Total loans receivable	914,113	457,686	134,056	42,463	634,205	1,548,318
Less: allowance for loan losses	(68,140)	(13,387)	(3,327)	(2,706)	(19,420)	(87,560)
Loans receivable, net	$845,973	$444,299	$130,729	$39,757	$614,785	$1,460,758
(1) Of the $42.5 million of Single-Pay receivables, $11.3 million relate to mandated extended payment options for certain Canada Single-Pay loans.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$35,657	$45,160	$13,213	$58,373	$94,030
31-60 days past-due	15,452	16,646	4,539	21,185	36,637
61-90 days past-due	13,397	13,933	3,213	17,146	30,543
91 + days past-due	6,228	22,435	2,859	25,294	31,522
Total delinquent loans receivable	$70,734	$98,174	$23,824	$121,998	$192,732

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$321,105	$78,235	$40,358	$43,780	$162,373	$483,478
Delinquent loans receivable	37,779	24,190	8,275	—	32,465	70,244
Total loans receivable	358,884	102,425	48,633	43,780	194,838	553,722
Less: allowance for loan losses	(51,958)	(24,073)	(7,047)	(3,084)	(34,204)	(86,162)
Loans receivable, net	$306,926	$78,352	$41,586	$40,696	$160,634	$467,560
(1) Of the $43.8 million of Single-Pay receivables, $11.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$17,517	$10,361	$3,764	$14,125	$31,642
31-60 days past-due	9,276	7,124	2,199	9,323	18,599
61-90 days past-due	8,597	6,167	1,971	8,138	16,735
91 + days past due	2,389	538	341	879	3,268
Total delinquent loans receivable	$37,779	$24,190	$8,275	$32,465	$70,244

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,303	$799	$38,102
Delinquent loans receivable Guaranteed by the Company	8,011	204	8,215
Total loans receivable Guaranteed by the Company	45,314	1,003	46,317
Less: Liability for losses on CSO lender-owned consumer loans	(6,869)	(39)	(6,908)
Loans receivable Guaranteed by the Company, net	$38,445	$964	$39,409

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
1-30 days past-due	$6,633	$162	$6,795
31-60 days past-due	1,003	28	1,031
61-90 days past-due	277	8	285
91+ days past-due	98	6	104
Total delinquent loans receivable	$8,011	$204	$8,215

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable guaranteed by the Company	$37,096	$775	$37,871
Delinquent loans receivable guaranteed by the Company	6,079	155	6,234
Total loans receivable guaranteed by the Company	43,175	930	44,105
Less: Liability for losses on CSO lender-owned consumer loans	(7,160)	(68)	(7,228)
Loans receivable guaranteed by the Company, net	$36,015	$862	$36,877

	December 31, 2020
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
0-30 days past-due	$5,435	$103	$5,538
31-60 days past-due	490	37	527
61-90 days past-due	124	9	133
91+ days past-due	30	6	36
Total delinquent loans receivable	$6,079	$155	$6,234

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Year Ended December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Charge-offs	(114,827)	(77,123)	(20,874)	(93,737)	(191,734)	(3,911)	(310,472)
Recoveries	29,454	21,815	9,329	76,003	107,147	1,810	138,411
Net charge-offs	(85,373)	(55,308)	(11,545)	(17,734)	(84,587)	(2,101)	(172,061)
Provision for losses	102,457	44,584	7,825	17,357	69,766	2,101	174,324
Effect of foreign currency translation	(902)	38	—	(1)	37	—	(865)
Balance, end of period	$68,140	$13,387	$3,327	$2,706	$19,420	$—	$87,560
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228	$—	$7,228
Increase in liability	—	(291)	(29)	—	(320)	—	(320)
Balance, end of period	$—	$6,869	$39	$—	$6,908	$—	$6,908

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended December 31, 2020
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$55,074	$35,587	$10,305	$5,869	$51,761	$—	$106,835
Charge-offs	(129,664)	(98,870)	(37,243)	(106,817)	(242,930)	(3,856)	(376,450)
Recoveries	21,312	22,076	10,239	86,092	118,407	1,983	141,702
Net charge-offs	(108,352)	(76,794)	(27,004)	(20,725)	(124,523)	(1,873)	(234,748)
Provision for losses	104,249	65,272	23,746	18,003	107,021	1,873	213,143
Effect of foreign currency translation	987	8	—	(63)	(55)	—	932
Balance, end of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$10,553	$70	$—	$10,623	$—	$10,623
Decrease in liability	$—	(3,393)	(2)	$—	(3,395)	$—	(3,395)
Balance, end of period	$—	$7,160	$68	$—	$7,228	$—	$7,228

As of December 31, 2021, Revolving LOC and Installment loans classified as nonaccrual were $5.9 million and $41.4 million, respectively. As of December 31, 2020, Revolving LOC and Installment loans classified as nonaccrual were $4.4 million and $6.2 million, respectively. The Company considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's allowance model.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

TDR Loans Receivable

In certain circumstances, the Company modifies the terms of its loans receivable for borrowers. Under U.S. GAAP, a modification of loans receivable terms is considered a TDR if the borrower is experiencing financial difficulty and the Company grants a concession to the borrower it would not have otherwise granted under the terms of the original agreement. In response to COVID-19, in 2020 the Company established an enhanced Customer Care Program, which enables its team members to provide relief to customers in various ways, ranging from due date changes, interest or fee forgiveness, payment waivers or extended payment plans, depending on a customer’s individual circumstances. The Company modifies loans only if it believes the customer has the ability to pay under the restructured terms. The Company continues to accrue and collect interest on these loans in accordance with the restructured terms.

The Company records its ALL related to TDRs by discounting the estimated cash flows associated with the respective TDR at the effective interest rate immediately after the loan modification and records any difference between the discounted cash flows and the carrying value as an allowance adjustment. A loan that has been classified as a TDR remains so classified until the loan is paid off or charged off. A TDR is charged off consistent with the Company's policies for the related loan product. For additional information on the Company's loss recognition policy, see Note 1, "Significant Accounting Policies and Nature of Operations".

The table below presents TDRs, which are related to the Customer Care Program the Company implemented in response to COVID-19, included in gross loans receivable and the impairment included in the ALL (in thousands):

	As of December 31, 2021	As of December 31, 2020
Current TDR gross receivables	$11,580	$13,563
Delinquent TDR gross receivables	5,066	6,309
Total TDR gross receivables	16,646	19,872
Less: Impairment included in the allowance for loan losses	(3,632)	(3,482)
Less: Additional allowance	(2,212)	(4,497)
Outstanding TDR receivables, net of impairment	$10,802	$11,893

The tables below reflect new loans modified and classified as TDRs during the periods presented (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Pre-modification TDR loans receivable	$16,255	$38,930
Post-modification TDR loans receivable	14,538	34,252
Total concessions included in gross charge-offs	$1,717	$4,678

There were $14.0 million and $11.6 million of loans classified as TDRs that were charged off and included as a reduction in the ALL for the years ended December 31, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $2.1 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of December 31, 2021.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Average outstanding TDR loans receivable (1)	$18,259	$20,631
Interest income recognized	18,328	17,074
Number of TDR loans(2)	11,693	27,082
(1) For the year ended December 31, 2020, the average is calculated based on the amount immediately after the loan was classified as a TDR and the ending TDR balance as of December 31, 2020 as there were no TDRs prior to April 1, 2020.

(2) Presented in ones

There were no loans classified as TDRs during the year ended December 31, 2019.

NOTE 3 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables were $5.2 million and $5.0 million at December 31, 2021 and December 31, 2020, respectively, and are reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The Company bears the risk of loss through

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Significant Accounting Policies and Nature of Operations" for further details of the Company's accounting policy.

As of December 31, 2021 and December 31, 2020, the incremental maximum amount payable under all such guarantees was $38.4 million and $36.6 million, respectively. This liability is not included in the Company's Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect to the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $6.9 million and $7.2 million at December 31, 2021 and December 31, 2020, respectively. This liability is reflected in "Liability for losses on CSO lender-owned consumer loans" in the Consolidated Balance Sheets.

The Company placed $5.5 million in collateral accounts for the benefit of lenders for both years ended December 31, 2021 and December 31, 2020, which is reflected in "Prepaid expenses and other" in the Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial for the years ended December 31, 2021 and 2020, during which there were no costs to obtain or costs to fulfill capitalized loans under the program. See Note 2, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 4 - VARIABLE INTEREST ENTITIES

As of December 31, 2021, the Company had five credit facilities, compared to two credit facilities as of December 31, 2020, whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. See Note 7, "Debt" for additional details on each facility.

The Company has determined that it is the primary beneficiary of the VIEs and thus is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the Consolidated Financial Statements.

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Assets
Restricted cash	$57,155	$31,994
Loans receivable less allowance for loan losses	1,228,088	306,302
Intercompany receivable(1)	48,333	15,382
Prepaid expenses and other	—	388
Deferred tax assets	—	105
Total Assets	$1,333,576	$354,171
Liabilities
Accounts payable and accrued liabilities	$9,886	$34,055
Deferred revenue	106	136
Deferred tax liability	269	—
Accrued interest	3,279	1,147
Debt	965,072	139,661
Total Liabilities	$978,612	$174,999
(1) Intercompany receivable and payable VIE balances eliminate upon consolidation.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 5 – GOODWILL AND INTANGIBLES

Goodwill

The Goodwill balance includes no accumulated impairment. The change in the carrying amount of Goodwill by operating segment, known as reporting unit for goodwill testing purposes, for the years ended December 31, 2021 and 2020, was as follows (in thousands):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2019	$91,131	$29,478	$—	$120,609
Acquisition (Note 15)	14,791	—	—	14,791
Foreign currency translation	—	691	—	691
Goodwill at December 31, 2020	105,922	30,169	—	136,091
Acquisition (Note 15)	253,857	—	44,901	298,758
Foreign currency translation	—	(64)	(515)	(579)
Measurement period adjustment	—	—	(4,478)	(4,478)
Goodwill at December 31, 2021	$359,779	$30,105	$39,908	$429,792

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

During the fourth quarter of 2021, the Company performed a qualitative assessment for the U.S., Canada Direct Lending and Canada POS Lending reporting units. Management concluded that the estimated fair values of these three reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units. The qualitative assessment for the U.S. excluded Heights as it was acquired on December 27, 2021.

During the fourth quarter of 2020, the Company performed a quantitative assessment for the U.S. and Canada Direct Lending reporting units. Management concluded that the estimated fair values of these two reporting units were greater than their respective carrying values. As such, no further analysis was required for these reporting units.

Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021, resulting in $39.9 million of goodwill as of December 31, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. Goodwill of $39.9 million was net of $4.5 million adjustments upon the conclusion of the measurement period, and $0.5 million of foreign currency translation impact as of December 31, 2021. See Note 15, "Acquisitions" for more information related to the business combination.

Heights Acquisition

The Company completed the acquisition of Heights on December 31, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. See Note 15, "Acquisitions" for more information related to the business combination.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Intangibles

Identifiable intangible assets consisted of the following:

		December 31, 2021			December 31, 2020
	Weighted-Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Assets not subject to amortization
Trade name	—	$22,832	$—	$22,832	$22,881	$—	$22,881
Assets subject to amortization
Merchant relationships	4.3	19,459	(3,151)	16,308	—	—	—
Customer relationships	2.8	20,285	(10,295)	9,990	9,782	(9,249)	533
Computer software(1)	5.2	81,844	(25,453)	56,391	33,186	(16,386)	16,800
Trade name	9.8	4,621	(212)	4,409	321	(110)	211
Balance, end of year		$149,041	$(39,111)	$109,930	$66,170	$(25,745)	$40,425
(1) Includes internally developed software, of $44.7 million and $8.2 million, net, as of December 31, 2021 and 2020, respectfully.

The Company's identifiable intangible assets are amortized using the straight-line method over the estimated remaining useful lives, except for the Cash Money trade name intangible asset that has a carrying amount of $22.8 million, which was determined to have an indefinite life and is not amortized. The estimated useful lives for the Company's other intangible assets range from 1 to 10 years. Aggregate amortization expense related to identifiable intangible assets was $13.8 million, $3.0 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2021 for each of the following five fiscal years (in thousands):

Year Ending December 31,
2022	$19,231
2023	18,457
2024	16,396
2025	12,555
2026	4,328

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the Consolidated Balance Sheets at December 31, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$8,242	$8,242	$—	$—	$8,242
Financial liabilities:
Non-qualified deferred compensation plan	$5,109	$5,109	$—	$—	$5,109
Contingent consideration related to acquisition	$26,508	$—	$—	$26,508	$26,508

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates. The contingent consideration measured at fair value using unobservable inputs increased from the initial measurement of $20.6 million as of March 31, 2021 to $26.5 million as of December 31, 2021. For additional information on Flexiti and the related contingent consideration, refer to Note 15, "Acquisitions."

Cash Surrender Value of Life Insurance and Non-qualified deferred compensation plan

The cash surrender value of life insurance is included in “Other assets” in the Company’s Consolidated Balance Sheets. The non-qualified deferred compensation plan liability is included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the Consolidated Balance Sheets at December 31, 2021 (in thousands).

		Estimated Fair Value
	Carrying Value December 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$63,179	$63,179	$—	$—	$63,179
Restricted cash	98,896	98,896	—	—	98,896
Loans receivable, net	1,460,758	—	—	1,460,758	1,460,758
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$6,908	$—	$—	$6,908	$6,908
7.50% Senior Secured Notes	980,721	—	1,005,700	—	1,005,700
U.S. SPV	45,392	—	—	49,456	49,456
Canada SPV	157,813	—	—	160,533	160,533
Flexiti SPE	172,739	—	—	176,625	176,625
Flexiti Securitization	239,128	—	—	242,886	242,886
Heights SPV	350,000	—	—	350,000	350,000

The table below presents the assets and liabilities that were not carried at fair value on the Consolidated Balance Sheets at December 31, 2020 (in thousands).

		Estimated Fair Value
	Carrying Value December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$213,343	$213,343	$—	$—	$213,343
Restricted cash	54,765	54,765	—	—	54,765
Loans receivable, net	467,560	—	—	467,560	467,560
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$7,228	$—	$—	$7,228	$7,228
8.25% Senior Secured Notes	680,000	—	646,000	—	646,000
U.S. SPV	43,586	—	—	49,456	49,456
Canada SPV	96,075	—	—	97,971	97,971

Loans Receivable, Net

Loans receivable are carried on the Consolidated Balance Sheets net of the ALL. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and general economic conditions. The carrying value of Loans receivable, net approximates their fair value. Refer to Note 2, "Loans Receivable and Revenue" for additional information. Loans receivable, net of unamortized fair value discount and ALL, associated with the Flexiti and Heights acquisitions represent $437.0 million and approximately $472 million of the $1,460.8 million as of December 31, 2021.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7.50% Senior Secured Notes, 8.25% Senior Secured Notes, U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization and Heights SPV

The fair value disclosure for the 7.50% Senior Secured Notes as of December 31, 2021 and 8.25% Senior Secured Notes as of December 31, 2020 were based on observable market trading data. The fair values of the U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization and Heights SPV were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2019	$10,068	$—	$10,068
Equity method (loss) - Q1 2020	(1,618)	—	(1,618)
Balance at March 31, 2020	8,450	—	8,450
Equity method income - Q2 2020	741	—	741
Balance at June 30, 2020	9,191	—	9,191
Equity method income - Q3 2020	3,530	—	3,530
Accounting policy change for certain securities from equity method investment to measurement alternative	(12,452)	12,452	—
Purchases of common stock warrants and preferred shares	4,030	7,157	11,187
Balance at September 30, 2020	4,299	19,609	23,908
Equity method income - Q4 2020	1,893	—	1,893
Purchases of common stock	1,570	—	1,570
Balance at December 31, 2020	7,762	19,609	27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	16,501	—	16,501
Equity method loss - Q3 2021	(1,582)	—	(1,582)
Balance at September 30, 2021	14,919	—	14,919
Equity method income - Q4 2021	2,982	—	2,982
Purchases of common stock	9,999	—	9,999
Balance at December 31, 2021	$27,900	$—	$27,900

Classification as of December 31, 2020	Level 3, not carried at fair value	Level 3, carried at measurement alternative
Classification as of December 31, 2021	Level 3, not carried at fair value	N/A
(1) The Company elected to measure this equity security without a readily determinable fair value equal to its cost minus impairment. If the Company identifies an observable price change in orderly transactions for the same or similar investment in Katapult, it will measure the equity security at fair value as of the date that the observable transaction occurred.

(2) On June 9, 2021, Katapult completed its merger with FinServ. Immediately prior to the merger, the Company first converted all of its preferred stock and exercised all common stock warrants, and then exchanged all shares of Katapult common stock for $146.9 million in cash and 18.9 million shares of common stock in the resulting public company, Katapult (NASDAQ: KPLT). The Company's entire investment in Katapult is now accounted for under the equity method of accounting. The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult, based on the pro rata cost basis of the investment and the discharge of the guarantee provided during the year ended December 31, 2021.

Prior to September 2020, the Company owned 42.5% of the outstanding shares (excluding unexercised options) of Katapult. These shares were comprised of multiple classes of equity including preferred stock and certain common stock warrants, which met the accounting criteria for in-substance common stock at the time of acquisition. This financial asset was not carried at fair value. The Company accounted for this investment under the equity method and recognized a proportionate share of Katapult’s income or loss on a two-month lag.

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

During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company recorded earnings of $3.7 million for the year ended December 31, 2021, based on its share of Katapult’s earnings for the respective period.

On June 9, 2021, Katapult completed its merger with FinServ. As a result, the Company received $146.9 million in cash and 18.9 million shares of common stock of the resulting public company, Katapult (NASDAQ: KPLT), which were subject to a six-month trading restriction and expired during December 2021. The Company recorded a related net gain of $135.4 million on its equity method investment in Katapult during the year ended December 31, 2021. Additionally, as part of the merger, CURO received 3.0 million earn-out warrants and holds two of the eight board of director seats for Katapult. For further information regarding the merger between Katapult and FinServ and its impact on CURO, refer to the description immediately following the table above.

During the fourth quarter of 2021, the Company purchased an additional 2.6 million shares of common stock of Katapult for an aggregate purchase price of $10.0 million.

Both the equity method investment and the previously recognized investment measured at cost minus impairment are presented within "Investments in Katapult" on the Consolidated Balance Sheets.

The Company's total ownership of Katapult's shares, on a fully diluted basis assuming full pay-out of earn-out shares, was 25.2% as of December 31, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 7 – DEBT

LIBOR is expected to no longer be available after June 30, 2023. Certain of the Company's debt facilities, including the U.S. SPV, Senior Revolver and Heights SPV, contain customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available. The Company anticipates converting these facilities from LIBOR to SOFR, and currently does not expect the transition to have a material impact on its Consolidated Financial Statements. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional details on the transition from LIBOR.

The Company's debt instruments and balances outstanding as of December 31, 2021 and 2020, including maturity date, effective interest rate and borrowing capacity were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	December 31, 2021	December 31, 2020
Corporate Debt:
7.50% Senior Secured Notes	August 1, 2028	7.50%		$1,000,000	$—
8.25% Senior Secured Notes (2)	September 1, 2025	8.25%		—	690,000
Total corporate debt				1,000,000	690,000
Funding Debt:
U.S. SPV	April 8, 2024	1-Mo LIBOR + 6.25%	$200.0 million	$49,456	$49,456
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$350.0 million	160,533	97,971
Cash Money Revolving Credit Facility (1)	On-demand	Canada Prime Rate + 1.95%	C$10.0 million	—	—
Flexiti SPE (1)	March 10, 2024	3-Mo CDOR + 4.40%	C$500.0 million	176,625	—
Flexiti Securitization (1)	December 9, 2025	1-Mo CDOR + 3.59%	C$526.5 million	242,886	—
Heights SPV	December 31, 2024	1-Mo LIBOR + 5.25%	$350.0 million	350,000	—
Senior Revolver	June 30, 2022	1-Mo LIBOR + 5.00%	$50.0 million	—	—
Total funding debt				$979,500	$147,427
Less: debt issuance costs				(33,707)	(17,766)
Total Debt				$1,945,793	$819,661
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of December 31, 2021 and 2020 are denominated in U.S. dollars.
(2) The 8.25% Senior Secured Notes were extinguished in July 2021.

Corporate Debt

7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December, 2021, we issued an additional $250.0 million of 7.50% Senior Secured Notes to fund the acquisition of Heights. Refer to Note 15, "Acquisitions" for additional details. In connection with the 7.50% Senior Secured Notes, financing costs of $19.3 million were capitalized, net of amortization, and included in the Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of interest expense.

8.25% Senior Secured Notes

In August 2018, the Company issued $690.0 million of 8.25% Senior Secured Notes maturing on September 1, 2025. In connection with the 8.25% Senior Secured Notes, the Company capitalized financing costs of $13.9 million, which were being amortized as a component of interest expense over its term.
During the third quarter of 2021, the 8.25% Senior Secured Notes were extinguished using proceeds from the 7.50% Senior Secured Notes described above. The early extinguishment of the 8.25% Senior Secured Notes resulted in related costs of $40.2 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Funding Debt

As of December 31, 2021, the Company had five credit facilities whereby certain loans receivables were sold to wholly-owned VIEs to collateralize debt incurred under each facility. These facilities are the (i) U.S. SPV, (ii) Canada SPV, (iii) Flexiti SPE, (iv) Flexiti Securitization and (v) Heights SPV. For further information on these facilities, refer to Note 4, "Variable Interest Entities".

U.S. SPV

In April 2020, CURO Receivables Finance II, LLC, a wholly-owned subsidiary of the Company, entered into the U.S. SPV. As of December 31, 2021, the U.S. SPV provided for $200.0 million of borrowing capacity.

As of December 31, 2021, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%. The borrower pays the lenders a monthly commitment fee at an annual rate of 0.50% on the unused portion of the commitments. The U.S. SPV matures on April 8, 2024.

Canada SPV

In August 2018, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. During the fourth quarter of 2021, the Company amended the existing credit facility in order to, among other things, extend the borrowing capacity from C$175.0 million to C$350.0 million, (ii) reduce borrowing costs, and (iii) extend the initial maturity date by three years to August 2026. As of December 31, 2021, the effective interest rate was three-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The Canada SPV matures on August 2, 2026.

Flexiti SPE

In March 2021, concurrent with the acquisition of Flexiti, Flexiti Financing SPE Corp., a wholly-owned Canadian subsidiary of the Company, refinanced and increased its Flexiti SPE to C$500.0 million, with a maturity on March 10, 2024. As of December 31, 2021, the effective interest rate was three-month CDOR plus 4.40%. The borrower also pays a 0.50% to 1.00% per annum commitment fee on the unused portion of the commitments.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$526.5 million of borrowing capacity, with maturity on December 9, 2025. As of December 31, 2021, the effective interest was one-month CDOR plus 3.59%. The borrower also pays a 0.45% per annum commitment fee on the unused portion of the commitments.

Heights SPV

In December 2021, the Company acquired Heights, including the Heights SPV. Heights entered into the Heights SPV in December 2019 with a total revolving commitment of $350.0 million. The interest rate on the facility is one-month LIBOR plus 5.25%.

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

The revolver was undrawn at December 31, 2021.

Cash Money Revolving Credit Facility

CURO Canada maintains the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility, which provides short-term liquidity for the Company's Canadian direct lending operations. As of December 31, 2021, the borrowing capacity under the Cash Money Revolving Credit Facility, was C$9.9 million, net of C$0.1 million in outstanding stand-by-letters of credit.

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

The Cash Money Revolving Credit Facility was undrawn at December 31, 2021.

Ranking and Guarantees

The 7.50% Senior Secured Notes rank senior in right of payment to all of the Company's and the Company's guarantor entities’ existing and future subordinated indebtedness and equal in right of payment with all of the Company's and the Company's guarantor entities’ existing and future senior indebtedness, including borrowings under revolving credit facilities. Pursuant to the Inter-creditor Agreement, these notes and the guarantees will be effectively subordinated to credit facilities and certain other indebtedness to the extent of the value of the assets securing such indebtedness and to liabilities of subsidiaries that are not guarantors.

The 7.50% Senior Secured Notes are secured by liens on substantially all of the Company's and the guarantors’ assets, subject to certain exceptions. At any time prior to August 1, 2024, the Company may redeem (i) up to 40% of the aggregate principal amount of the notes at a price equal to 107.5% of the principal amount, plus accrued and unpaid interest, if any, to the applicable redemption date with the net proceeds to the Company of certain equity offerings; and (ii) some or all of the notes at a make-whole price. On or after August 1, 2024, the Company may redeem some or all of the Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the applicable date of redemption. The redemption price for the notes if redeemed during the 12 months beginning (i) August 1, 2024 is 103.8%, (ii) August 1, 2025 is 101.9% and (iii) on or after August 1, 2026 is 100.0%.

Future Maturities of Debt

Annual maturities of outstanding debt for each of the five years after December 31, 2021 are as follows (in thousands):

Amount
2022	$—
2023	359,280
2024	237,042
2025	289,534
2026	93,644
Thereafter	1,000,000
Debt (before deferred financing costs and discounts)	1,979,500
Less: deferred financing costs and discounts	33,707
Debt, net	$1,945,793

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In December 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. For the year ended December 31, 2021 there was no further expense related to the litigation.

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

In May 2020, the City of Austin proposed a second ordinance that became effective June 1, 2020 and implemented restrictions on CSO transactions and revised certain definitions included in the original Austin ordinance. These revisions potentially affect the foundation upon which the Company's previous arguments in municipal court were based.

In June 2021, the Company launched a new product in the City of Austin to adhere to the updated ordinance. The City commenced audits of the new product in January 2022. The City advised that additional audits will be performed in the coming months to ensure full compliance, which would ultimately result in a resolution of all outstanding matters.

On January 27, 2021, the City of Dallas adopted an ordinance identical to the second ordinance in the City of Austin.

Given the change the Company has made in its products in response to these ordinances, the Company does not anticipate that the CAB program’s past operations will result in material monetary liability in Austin or elsewhere in Texas at this time.

Delisle and Kato Class Action Lawsuits

In August of 2018, a putative class action lawsuit, Delisle v. Speedy Cash, was filed against Speedy Cash, a wholly-owned subsidiary of the Company, in the Southern District of California. The complaint alleged that Speedy Cash charged unconscionable interest rates on loans of $2,500 or above, in violation of consumer protection statutes, and sought restitution and public injunctive relief. On July 2, 2021, the California District Court granted the parties’ Stipulation of Dismissal and Joint Motion to dismiss the Delisle matter, with prejudice as to plaintiffs’ individual claims and without prejudice as to the claims of the putative class members.

On September 3, 2021, a putative class action lawsuit, Kato v. Speedy Cash, was filed against Speedy Cash in the Superior Court of Los Angeles County, alleging similar facts as in Delisle, which were removed to the United States District Court for the Central District of California on October 14, 2021. On December 2, 2021, the California District Court granted the parties’ Stipulation of Dismissal and Joint Motion to dismiss the Kato matter, with prejudice as to plaintiffs’ individual claims and without prejudice as to the claims of the putative class members.

Both matters were settled for an immaterial amount.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 9 – INCOME TAXES

Income before taxes and income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before taxes:
U.S.	$86,106	$59,741	$119,241
Non-U.S.	(5,549)	20,602	23,214
Total income before taxes	$80,557	$80,343	$142,455
Current tax provision (benefit)
Federal	$21,549	$(14,585)	$3,160
State	4,553	5,959	395
Foreign	13,639	3,925	930
Total current provision (benefit)	$39,741	$(4,701)	$4,485
Deferred tax provision (benefit)
Federal	$(5,022)	$14,949	$22,978
State	154	(1,247)	5,145
Foreign	(13,650)	(3,106)	5,949
Total deferred tax provision (benefit)	$(18,518)	$10,596	$34,072
Total provision for income taxes	$21,223	$5,895	$38,557

Differences between the Company's effective income tax rate computed on net earnings or loss before income taxes and the statutory federal income tax rate were as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense using the statutory federal rate in effect	$16,917	$16,872	$29,916
Tax effect of:
Effects of foreign rates different than U.S. statutory rate	518	(1,236)	(1,393)
State, local and provincial income taxes, net of federal benefit	3,359	6,619	8,959
Tax credits	(802)	(3,188)	(138)
Nondeductible expenses	1,090	564	33
Valuation allowance	(275)	(2,686)	1,609
Share-based compensation	(705)	1,119	150
Federal NOL carryback	—	(11,251)	—
Prior year basis adjustment	—	(659)	—
Change in fair value of contingent consideration	944	—	—
Other	177	(259)	(579)
Total provision for income taxes	$21,223	$5,895	$38,557
Effective income tax rate	26.3%	7.3%	27.1%
Statutory federal income tax rate	21.0%	21.0%	21.0%

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, which, among other things, allowed U.S. federal NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In 2020, the Company recorded an income tax benefit of $11.3 million due to the differential in income tax rates related to the carryback of NOLs from tax years 2018 and 2019 to pre- 2017 Tax Act years.

The Company's major tax jurisdictions are U.S. federal jurisdiction, various state jurisdictions and Canada (including provinces). In the U.S., the tax years 2018 through 2020 remain open to examination by the taxing authorities as well as tax years 2013 through 2017 to the extent of refund claims resulting from 2018 and 2019 NOL carrybacks. The tax years 2016 through 2020 remain open to examination by the taxing authorities in Canada. As of December 31, 2021, the Company is under income tax examinations in the U.S. by the Internal Revenue Service of tax years 2018 and 2019, and in Canada by the Canadian Revenue Agency of tax years June 30, 2017 and 2018.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The total amount of gross unrecognized tax benefits was $0.3 million and $1.1 million at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million at December 31, 2021. The Company expects no material change related to its current positions in recorded unrecognized income tax benefit liability in the next 12 months.

The Company classifies interest and penalties related to income taxes as other expenses. The Company did not record any interest or penalties related to unrecognized tax benefits during each of the years ended December 31, 2021 and 2020.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at the beginning of year	$1,100	$—
Additions for tax positions related to prior years	125	960
Additions for tax positions related to the current year	125	140
Settlements with taxing authorities	(1,100)	—
Balance at end of year	$250	$1,100

The sources of deferred income tax assets (liabilities) are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets related to:
Accrued expenses and other reserves	2,960	1,264
Lease liability	26,777	31,025
Compensation accruals	5,845	5,828
Deferred revenue	204	303
State and provincial NOL carryforwards	15,547	4,653
Foreign NOL and capital loss carryforwards	17,090	4,047
Tax credit carryforwards	3,905	3,183
Gross deferred tax assets	72,328	50,303
Less: Valuation allowance	(7,732)	(5,695)
Net deferred tax assets	$64,596	$44,608
Deferred tax liabilities related to:
Property and equipment	$(14,950)	$(11,601)
Right of use asset	(25,304)	(29,134)
Goodwill and other intangible assets	(9,914)	(6,824)
Prepaid expenses and other assets	(466)	(1,054)
Loans receivable	(4,367)	(7,016)
Gross deferred tax liabilities	(55,001)	(55,629)
Net deferred tax assets (liabilities)	$9,595	$(11,021)

Deferred tax assets and liabilities are included in the following line items in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets	$15,639	$—
Deferred tax liabilities	(6,044)	(11,021)
Net deferred tax assets (liabilities)	$9,595	$(11,021)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

For the year ended December 31, 2020, the Company recorded a deferred tax asset of $3.0 million related to Foreign Tax Credit ("FTC") carryovers from prior years with a corresponding full valuation allowance, as the Company determined the FTC carryover will expire prior to utilization.

As of December 31, 2021, the Company had undistributed earnings of certain foreign subsidiaries of $230.7 million. The Company intends to reinvest its foreign earnings indefinitely in the non-U.S. operations and therefore have not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the earnings of $230.7 million were distributed to the U.S., the Company would be subject to estimated Canadian withholding taxes of approximately $11.5 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings were distributed to the U.S., the Company would adjust its income tax provision for the period and would determine the amount of foreign tax credit that would be available.

A summary of the valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of year	$5,695	$8,328	$6,996
(Decrease) increase to balance charged as expense	(275)	(2,686)	1,609
Increase to balance charged to opening balance sheet of the acquisition	1,873	—	—
Increase (decrease) to balance charged to Other Comprehensive Income	392	(378)	—
Effect of foreign currency translation	47	431	(277)
Balance at end of year	$7,732	$5,695	$8,328

As of December 31, 2021, the Company's deferred tax assets from Canadian federal and provincial NOL carryforwards were approximately $26.9 million. The Canadian NOL carryforwards expire in varying amounts between 2034 and 2041. During the tax year ended December 31, 2020, the Company concluded that a planning strategy is prudent and feasible and that it will be implemented if needed to prevent Canadian NOLs from expiring. As such, the Company released a $4.6 million valuation allowance related to these NOLs and had no valuation allowance related to these NOLs as of December 31, 2020. Relying on this tax strategy for most of its Canadian NOLs, as of December 31, 2021, the Company had a small valuation allowance of $1.3 million for NOLs without a feasible tax planning strategy. As of December 31, 2021, the Company's deferred tax assets from Canadian capital losses were $1.9 million. These losses can be carried forward indefinitely, however, the Company does not have material sources of generating capital gains, therefore, a full valuation allowance has been recorded against these losses. As of December 31, 2021, the Company had state NOL carryforward deferred tax assets of $3.8 million. These carryforwards expire in varying amounts between 2022 and 2041. The Company has recorded a valuation allowance of $1.2 million related to the NOLs generated in states in which the Company may not have taxable income in the near future.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 10 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income from continuing operations	$59,334	$74,448	$103,898
Income from discontinued operations, net of tax	—	1,285	7,590
Net income	$59,334	$75,733	$111,488

Weighted average common shares - basic	41,155	40,886	44,685
Dilutive effect of stock options and restricted stock units	1,988	1,205	1,289
Weighted average common shares - diluted	43,143	42,091	45,974

Basic earnings per share:
Continuing operations	$1.44	$1.82	$2.33
Discontinued operations	—	0.03	0.17
Basic earnings per share	$1.44	$1.85	$2.50

Diluted earnings per share:
Continuing operations	$1.38	$1.77	$2.26
Discontinued operations	—	0.03	0.17
Diluted earnings per share	$1.38	$1.80	$2.43

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted earnings per share. For the years ended December 31, 2021, 2020 and 2019, there were 0.2 million, 0.8 million and 0.4 million of potential shares of common stock excluded from the calculation of Diluted earnings per share because their effect was anti-dilutive.

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

NOTE 11 – SHARE-BASED COMPENSATION

The Company's 2017 Incentive Plan provides for the issuance of up to 5.0 million shares, subject to certain adjustments, which may be issued in the form of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards or other awards. Grants issued to date under the plan may be settled in or based on common stock. Awards may be granted to officers, employees, consultants and directors. The 2017 Incentive Plan provides that shares of common stock subject to awards granted become available for re-issuance if such awards expire, or are canceled, forfeited, settled in cash or otherwise terminated.

See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information on share-based compensation.

Stock Options

Stock options are awards which allow the grantee to purchase shares of common stock at prices equal to the fair value at the date of grant. Stock options typically vest at a rate of 20% per year over a 5-year period, have a term of 10 years and are subject to limitations on transferability. The Company did not grant stock option awards under the 2017 Incentive Plan in 2021, 2020 or 2019.

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

The following table summarizes the Company's stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	1,445,332	$3.56		3.7	$8.6
Granted	—	$—	$ —
Exercised	(40,014)	$3.71			$0.3
Forfeited	(696)	$8.86	$ 4.07
Outstanding at December 31, 2019	1,404,622	$3.56		2.6	$12.1
Granted	—	$—	$ —
Exercised	(274,510)	$2.79			$3.2
Forfeited	—	$—	$ —
Outstanding at December 31, 2020	1,130,112	$3.74		2.6	$12.0
Granted	—	$—	$ —
Exercised	(615,024)	$2.83			$8.1
Forfeited	—	$—	$ —
Outstanding at December 31, 2021	515,088	$4.83		4.2	$5.8

Options exercisable at December 31, 2021	506,088	$4.76		4.2	$5.7

RSUs

As of December 31, 2021, the Company has granted three types of RSUs: time-based, market-based and, in connection with the Flexiti acquisition, performance-based.

Grants of time-based RSUs are valued at the date of grant based on the closing market price of the Company's common stock and are expensed using the straight-line method over the service period. Time-based RSUs typically vest over a three-year period.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

A summary of the activity of time-based, market-based, and performance-based unvested RSUs for the years ended December 31, 2021, 2020 and 2019 are presented in the following table:

	Number of RSUs			Weighted Average Grant Date Fair Value per Share
	Time-Based	Market-Based	Performance-Based
January 1, 2019	1,060,350	—	—	$14.29
Granted	598,114	397,752	—	$10.08
Vested	(514,552)	—	—	$14.21
Forfeited	(82,159)	(2,891)	—	$13.71
December 31, 2019	1,061,753	394,861	—	$11.47
Granted	694,213	368,539	—	$10.40
Vested	(716,268)	—	—	$12.86
Forfeited	(26,906)	(4,687)	—	$11.89
December 31, 2020	1,012,792	758,713	—	$10.26
Granted	1,238,564	299,053	253,310	$15.51
Vested	(494,790)	—	—	$11.04
Forfeited	(80,638)	(51,032)	—	$11.46
December 31, 2021	1,675,928	1,006,734	253,310	$13.27

Share-based compensation expense, which includes compensation costs from stock options and RSUs, included in the Consolidated Statements of Operations as a component of "Salaries and benefits" is summarized in the following table (in thousands):

	For the year ended,
	2021	2020	2019
Pre-tax share-based compensation expense	$13,976	$12,910	$10,323
Income tax benefit	(4,475)	(1,164)	(2,632)
Total share-based compensation expense, net of tax	$9,501	$11,746	$7,691

As of December 31, 2021, there was $23.2 million of unrecognized compensation cost related to stock options and RSUs. Total unrecognized compensation costs will be recognized over a weighted-average period of 1.9 years.

NOTE 12 – LEASES

The Company has operating leases for its corporate offices and its retail stores in certain U.S. states and Canadian provinces.

The following table summarizes the operating lease costs and other information for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs:
Third-Party	$31,197	$30,828	$30,479
Related-Party	3,394	3,386	3,464
Total operating lease costs(1)	$34,591	$34,214	$33,943

Cash paid for amounts included in the measurement of operating lease liabilities	$36,235	$34,651	$34,864
ROU assets obtained	$9,682	$18,847	$15,804
Weighted average remaining lease term - Operating leases	4.9 years	5.7 years	6.1 years
Weighted average discount rate - Operating leases	8.3%	9.9%	10.3%
(1)Includes immaterial variable lease costs.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the aggregate operating lease payments that the Company is contractually obligated to make under operating leases as of December 31, 2021 (in thousands):

	Third-Party	Related-Party	Total
2022	$37,996	$3,578	$41,574
2023	31,604	1,332	32,936
2024	24,002	972	24,974
2025	16,652	868	17,520
2026	11,257	882	12,139
Thereafter	20,967	1,791	22,758
Total	142,478	9,423	151,901
Less: Imputed interest	(27,458)	(2,012)	(29,470)
Present value of operating lease liabilities	$115,020	$7,411	$122,431

There are no material leases entered into subsequent to the balance sheet date.

NOTE 13 – STOCKHOLDERS' EQUITY

Dividend Program

In February 2020, the Company initiated a dividend program which provided a quarterly dividend of $0.055 per share ($0.22 per share annualized). In May 2021, the Company increased its quarterly dividend to $0.11 per share.

The tables below summarize the Company's quarterly dividends for the years ended December 31, 2021 and 2020 .

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2021	January 29, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284
Q2 2021	May 3, 2021	May 14, 2021	May 27, 2021	$0.11	$4,580
Q3 2021	July 28, 2021	August 9, 2021	August 19, 2021	$0.11	$4,556
Q4 2021	October 27, 2021	November 12, 2021	November 22, 2021	$0.11	$4,453

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2020	February 5, 2020	February 18, 2020	March 2, 2020	$0.055	$2,247
Q2 2020	April 30, 2020	May 13, 2020	May 27, 2020	$0.055	$2,243
Q3 2020	August 3, 2020	August 13, 2020	August 24, 2020	$0.055	$2,249
Q4 2020	October 29, 2020	November 9, 2020	November 19, 2020	$0.055	$2,250

Refer to Note 24, "Subsequent Events" for information on the dividend declared during the first quarter of 2022.

As part of the acquisition of Heights, the Company issued 1,446,257 shares of CURO's common stock in December 2021. Refer to Note 15, "Acquisitions" for further details.

For activity related to our share repurchase programs, refer to Note 23, "Share Repurchase Program."

NOTE 14 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
As described in Note 5, "Goodwill and Intangibles" and Note 15, "Acquisitions." the Company acquired Ad Astra in January 2020, Flexiti in March 2021 and Heights in December 2021. Under ASC 280, Segment Reporting, Flexiti met the definition of a separate reportable segment, whereas Ad Astra and Heights did not. In conjunction with the acquisition of Flexiti, the Company made required disclosures for Flexiti as a separate reportable segment known as "Canada POS Lending," further described below. The Company also renamed the "Canada" reportable segment to the "Canada Direct Lending" reportable segment. The results of Heights and Ad Astra are included within the U.S. reporting segment below.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

U.S. As of December 31, 2021, the Company operated a total of 550 U.S. retail locations and had an online presence in 27 states. Refer to Note 21, "Store Closures" for additional details related to recent store closures. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay loans and vehicle title loans, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S.

Canada Direct Lending. As of December 31, 2021, the Company operated a total of 201 stores across eight Canadian provinces and had an online presence in eight provinces and one territory. The Company provides Revolving LOC loans and Installment loans, which includes Single-Pay loans, optional credit protection insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. As of December 31, 2021, the Company served Canadian customers through POS financing available at nearly 7,500 retail locations and over 3,100 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of ancillary financial products to its customers in Canada. Results of operations for the year ended December 31, 2021 from Canada POS Lending represent results from the date of Flexiti's acquisition, March 10, 2021, through December 31, 2021.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues by segment: (1)
U.S.	$525,962	$638,524	$913,506
Canada Direct Lending	257,039	208,872	228,291
Canada POS Lending	34,842	—	—
Consolidated revenue	$817,843	$847,396	$1,141,797
Net revenues by segment:
U.S.	$359,929	$408,360	$521,401
Canada Direct Lending	202,042	150,225	151,845
Canada POS Lending	10,204	—	—
Consolidated net revenue	$572,175	$558,585	$673,246
Segment operating income:
U.S.	$47,517	$34,172	$99,152
Canada Direct Lending	88,731	46,171	43,303
Canada POS Lending	(55,691)	—	—
Consolidated operating income	$80,557	$80,343	$142,455
Expenditures for long-lived assets by segment:
U.S.	$13,450	$10,079	$12,733
Canada Direct Lending	2,238	639	1,879
Canada POS Lending	7,891	—	—
Consolidated expenditures for long-lived assets	$23,579	$10,718	$14,612
(1) For revenue by product, see Note 2, "Loans Receivable and Revenue."

The following table provides the proportion of gross loans receivable by segment (in thousands):

	December 31, 2021	December 31, 2020
U.S.	$661,945	$223,451
Canada Direct Lending	427,197	330,271
Canada POS Lending	459,176	—
Total gross loans receivable	$1,548,318	$553,722

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	December 31, 2021	December 31, 2020
U.S.	$32,753	$36,258
Canada Direct Lending	21,072	23,491
Canada POS Lending	810	—
Total net long-lived assets	$54,635	$59,749

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 15 – ACQUISITIONS

Heights

On December 27, 2021, the Company acquired 100% of the outstanding stock of Heights for $360.0 million, consisting of $335.0 million in cash and $25.0 million of our common stock. Heights is a consumer finance company that provides secured and unsecured Installment loans to near-prime and non-prime consumers, and offers customary opt-in insurance and other financial products across 390 branches in 11 U.S. states. The acquisition of Heights accelerates the Company's strategic migration into longer term, higher balance and lower credit risk products, allows the Company to expand its addressable market with relatively less regulatory risk, and diversifies the Company's revenue, product and geography mix.

The Company began consolidating the financial results of Heights in the Consolidated Financial Statements on December 27, 2021 within the U.S. operating segment. Heights contributed $2.7 million of net revenue and $0.2 million of net income, and incurred $1.9 million of operating expenses, during the year ended December 31, 2021.

This transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this 2021 Form 10-K and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of December 31, 2021, the primary areas that remain preliminary relate to the valuation of certain loans receivables, intangible assets and certain tax-related balances.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table presents the preliminary purchase price allocation recorded in the Company’s Consolidated Balance Sheet as of the date of acquisition (in thousands):

Amounts acquired on December 27, 2021 (as adjusted)
Assets
Cash and cash equivalents	$13,564
Restricted cash	33,630
Gross loans receivable(1)	471,630
Income tax receivable	3,526
Prepaid expenses and other	7,410
Property and equipment	4,748
Right-of-use assets	16,111
Intangibles, net	11,900
Other assets	98
Total assets	$562,617

Liabilities
Accounts payable and accrued liabilities	$19,186
Lease liabilities	16,315
Deferred tax liability	1,077
Accrued interest on debt	1,781
Debt	350,000
Total liabilities	$388,359

Net assets acquired	$174,258
Total consideration paid	428,115
Goodwill	$253,857
(1) The gross contractual loans receivables as of December 27, 2021 were $485.4 million of which the Company estimates $13.7 million will not be collected.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
Trade name	$4,300	10.0 years
Customer relationships	7,600	3.0 years
Total identified intangible assets	$11,900

Goodwill of $253.9 million represents the excess of the consideration paid over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributed to expected synergies created with the Company’s future product offerings and the value of the combined workforce. Goodwill from this transaction is not deductible for income tax purposes because this was a stock acquisition.

The Company incurred costs related to this acquisition of $7.2 million that were recorded in "Other operating expense" in the U.S. segment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following supplemental unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 2020 (in thousands):

	Unaudited pro forma results for the Year Ended December 31,
	2021	2020
Revenue	$1,065,773	$1,112,467
Net income	106,614	130,942
As part of preparing the pro forma financial information, the Company conducted a review of the accounting policies of Heights and did not note any material differences in accounting policies that would require pro forma adjustments to conform to the Company’s accounting policies for purposes of this presentation.

The accounting policies used in the preparation of the unaudited pro forma financial information are those set out in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021. The following adjustments were made to give effect to the acquisition as if it had been consummated on January 1, 2020.

•The removal of certain balances excluded per the Stock Purchase Agreement upon close of the acquisition.

•The net adjustment to depreciation and amortization expense as a result of the identified intangible assets acquired.

•The recognition of interest expense related to the $250 million of 7.50% Senior Notes, which were issued on December 3, 2021 to fund the acquisition, and have been adjusted to give effect to pro forma operations as if they were issued on January 1, 2020.

•The adjustment to the provision for income taxes, assuming a combined company, including the tax impact of the aforementioned pro forma adjustments.

The supplemental unaudited pro forma financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations would have been had the acquisition actually occurred on January 1, 2020, nor does it purport to project the future consolidated results of operations.

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid was $86.5 million in cash, $6.3 million in debt costs and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Flexiti provides POS financing solution to retailers across Canada and provides the Company capability and scale opportunity in Canada’s credit card and POS financing markets. It enhances the Company's long-term growth and financial and risk profiles, and allows access to the full spectrum of Canadian consumers by adding an established private label credit card platform and POS financing capabilities. The Company now reaches consumers in Canada through all the ways they access credit, directly both in-store and online, via credit cards or at the POS.

The Company began consolidating the financial results of Flexiti in the Consolidated Financial Statements on March 10, 2021. Flexiti generated $34.8 million of revenue and incurred $50.9 million of operating expenses during the year ended December 31, 2021.

This transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed were based on their estimates of fair value available. As of December 31, 2021, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities.

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
(1) The gross contractual loans receivables as of March 10, 2021 were $208.6 million of which the Company estimates $12.5 million will not be collected.

During the year ended December 31, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $4.5 million. The measurement period adjustment would have resulted in an insignificant increase in amortization expense related to the merchant relationships intangible asset during the first quarter of 2021 when the Company acquired Flexiti. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. As of December 31, 2021, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities.

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

In connection with the acquisition, the Company recognized contingent cash consideration of $20.6 million as of the acquisition date. The contingent consideration is based on Flexiti achieving certain operating metrics from April 1, 2021 through March 31, 2023, including revenue less NCOs and loan originations. Cash consideration can range from zero to $32.8 million over the period. As of December 31, 2021, the estimated value of the contingent cash consideration increased to $26.5 million. Refer to Note 6, "Fair Value Measurements" for additional information regarding fair value inputs related to the contingent cash consideration.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In connection with the acquisition, the Company also granted RSUs to certain Flexiti employees who joined the Company, with grant-date fair value totaling approximately $8.1 million. Of that total, $4.0 million relates to RSU contingent consideration structured similar to the contingent cash consideration described above. All RSU grants to Flexiti employees will be ratably recognized as stock-based compensation over the requisite service period of two years. Refer to Note 11, "Share-based Compensation" for further information related to these RSUs.

The Company incurred costs related to this acquisition of $3.3 million that were recorded in "Other operating expense" in the U.S. segment in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021.

Ad Astra

On January 3, 2020, the Company acquired 100% of the outstanding stock of Ad Astra, a related party, for $14.4 million, net of cash received. Prior to the acquisition, Ad Astra had been the Company's exclusive provider of third-party collection services for owned and managed loans in the U.S. that are in later-stage delinquency.

The Company began consolidating the financial results of this acquisition in Consolidated Financial Statements on January 3, 2020. Prior to the acquisition, and for the year ended December 31, 2019, Ad Astra incurred $15.5 million of costs that were reflected in "Direct operations," consistent with the presentation of other internal collection costs. Subsequent to the acquisition, Ad Astra incurred $10.0 million and $9.6 million of operating expense during the years ended December 31, 2021 and 2020.

The transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed were based on their estimates of fair value available. During March 2020, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities.

The following table summarizes the allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Amounts acquired on January 3, 2020
Assets
Cash and cash equivalents	3,360
Accounts receivable	465
Property and equipment	358
Intangible assets	1,101
Goodwill	14,791
Operating lease asset	235
Total assets	$20,310

Liabilities
Accounts payable and accrued liabilities	2,264
Operating lease liabilities	235
Total liabilities	$2,499

Total cash consideration transferred	$17,811

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 16 – RELATED-PARTY TRANSACTIONS

In November 2021, the Company entered into a Share Repurchase Agreement with a trust advised by a Director and 10% owner of the Company. See Note 23 - "Share Repurchase Program" for further information.

The Company has historically used Ad Astra as its third-party collection service for U.S. operations. The Company acquired Ad Astra from the founders of the Company on January 3, 2020. See Note 15 - "Acquisitions" for further information. Prior to the acquisition, the Company generally referred loans that were between 91 and 121 days delinquent to Ad Astra for collections and Ad Astra earned a commission fee equal to 30% of any amounts successfully recovered. The commission expense paid to Ad Astra for the year ended December 31, 2019 was $15.5 million, and is included in “Direct operations” in the Consolidated Statements of Operations.

The Company has entered into several lease agreements for its corporate office and stores in which the Company operates, with several real estate entities that are owned by one or more of the founders of the Company. These leases are discussed in Note 12 - "Leases."

NOTE 17 – PREPAID EXPENSES AND OTHER

Components of Prepaid expenses and other assets were as follows (in thousands):

	December 31, 2021	December 31, 2020
Settlements and collateral due from third-party lenders	$5,465	$5,488
Fees receivable from customers under CSO programs	8,412	7,774
Prepaid expenses	16,243	5,357
Other assets	11,918	9,375
Total prepaid expenses and other	$42,038	$27,994

NOTE 18 – PROPERTY AND EQUIPMENT

The classification of property and equipment was as follows (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$122,049	$136,015
Furniture, fixtures and equipment	43,276	36,705
Property and equipment, gross	165,325	172,720
Accumulated depreciation and amortization	(110,690)	(112,971)
Property and equipment, net	$54,635	$59,749

Depreciation expense for continuing operations was $13.2 million, $14.5 million and $15.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 19 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of Accounts payable and accrued liabilities were as follows (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts payable	$43,094	$28,983
Money orders payable	3,460	4,414
Accrued taxes, other than income taxes	1,053	540
Accrued payroll and fringe benefits	41,658	13,918
Other accrued liabilities	32,169	1,769
Total accounts payable and accrued liabilities	$121,434	$49,624
The increase in accounts payable and accrued liabilities from December 31, 2020 to December 31, 2021 was primarily a result of the acquisitions of Flexiti in the first quarter of 2021 and Heights in the fourth quarter of 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 20 – BENEFIT PLANS

In 2015, the Company instituted a nonqualified deferred compensation plan that provides certain of its employees with the opportunity to elect to defer base salary and performance-based compensation, which, upon such election, will be credited to the participant’s deferred compensation account. Participant contributions are fully vested at all times. Each deferred compensation account will be invested in one or more investment funds made available by the Company and selected by the participant. The Company may make discretionary contributions to the individual deferred compensation accounts, with the amount, if any, determined annually by us. The Company's contributions vest over three years. Each vested deferred compensation account will be paid out in a lump sum either upon a participant’s separation from service or a future date chosen by the participant at the time of enrollment. The amount deferred under this plan totaled $5.1 million, $4.7 million and $4.7 million as of December 31, 2021, 2020 and 2019, respectively, and was recorded in "Other long-term liabilities" on the Consolidated Statement of Operations.

In 2013, the Company instituted a Registered Retirement Savings Plan (“RRSP”) which covers all Canadian employees. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the RRSP. Employee contributions vest immediately. Employer contributions vest 50% after one year and 100% after two years. The Company's contributions to the RRSP were $0.4 million, $0.3 million and $0.3 million as of December 31, 2021, 2020 and 2019, respectively.

In 2010, the Company instituted a 401(k) retirement savings plan which covers all U.S. employees. Employees may voluntarily contribute up to 90% of their compensation, as defined, to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Employee contributions vest immediately. Employer contributions vest one-third for each of the first three years of employment until fully vested after three years of employment. The Company's contributions to the plan were $1.7 million, $1.7 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also provides a 401(k) plan covering the recently acquired Heights full-time employees, whereby employees can invest their gross pay up to the maximum percentage allowable not, to exceed the limits of the Internal Revenue Code. The Company makes a matching contribution in an amount equal to: (i) 100% of the first 3% of an employee’s gross income contributed to the plan, plus (ii) 50% of the next 2% of an employee’s amount of the employee contributions that exceed 3% of gross pay but that do not exceed 5% of gross pay.

The Company owns life insurance policies on plan beneficiaries as an informal funding vehicle to meet future benefit obligations. These policies are recorded at their cash surrender value and are included in other assets. Income generated from policies is recorded in "Salaries and benefits" on the Consolidated Statement of Operations.

NOTE 21 – STORE CLOSURES

The Company closed or did not renew leases for 49 U.S. stores in Illinois (8), Oregon (2), Colorado (2), Washington (1), Texas (31), California (2), Louisiana (1), Nevada (1) and Tennessee (1), of which 19 and 30 closed in the second and third quarters of 2021, respectively. The Company exited Illinois entirely given that state's legislative changes that effectively eliminated the Company's product offerings. The store closure decisions in other states were made after extensive analysis and in response to ongoing migration of customer transactions toward the online channel and the impact of COVID-19 on store traffic and profitability.

The Company incurred $12.7 million of total one-time charges associated with the U.S. store closures during the year ended December 31, 2021, as follows:

(in thousands)	Year Ended December 31, 2021 (1)
Store closure costs
Severance and employee costs	$3,943
Lease termination costs	1,710
Net accelerated depreciation and write-off of ROU assets and lease liabilities	7,064
Total store closure costs	$12,717
(1) During the year ended December 31, 2021, the Statement of Operations included $3.9 million of store closure costs recorded within "Salaries and benefits" and $8.7 million recorded within "Other operating expense."

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

The following table presents the results of operations of the U.K. Subsidiaries, which meet the criteria of Discontinued Operations and, therefore, are excluded from the Company's results of continuing operations (in thousands):

	For the Year Ended December 31,
	2021	2020	2019(1)
Revenue	$—	$—	$6,957
Provision for losses	—	—	1,703
Net revenue	—	—	5,254

Cost of providing services
Advertising	—	—	775
Non-advertising costs of providing services	—	—	307
Total cost of providing services	—	—	1,082
Gross margin	—	—	4,172
Operating expense (income)
Corporate, district and other expenses	—	—	3,810
Interest income	—	—	(4)
(Gain) loss on disposition	—	(1,714)	39,414
Total operating (income) expense	—	(1,714)	43,220
Pre-tax income (loss) from operations of discontinued operations	—	1,714	(39,048)
Income tax expense (benefit) related to disposition	—	429	(46,638)
Net income (loss) from discontinued operations	$—	$1,285	$7,590
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

The effective tax benefit rate for the year ending December 31, 2019 was 119.4%, and primarily relates to the worthlessness of the U.K. stock resulting in a U.S. tax benefit.

As of December 31, 2021 and 2020, the Consolidated Balance Sheets were not impacted by the U.K. Subsidiaries as all balances were written off when the U.K. segment entered into administration during the first quarter of 2019.

The following table presents cash flows of the U.K. Subsidiaries (in thousands):

	Year Ended December 31,
	2021	2020	2019(1)
Net cash (used in) provided by discontinued operating activities	$—	$1,714	$(504)
Net cash used in discontinued investing activities	—	—	(14,213)
Net cash used in discontinued financing activities	—	—	—
(1) Includes U.K. Subsidiaries financial results from January 1, 2019 to February 25, 2019.

NOTE 23 – SHARE REPURCHASE PROGRAM

In May 2021, the Company's Board of Directors authorized a new share repurchase program for up to $50.0 million of its common stock.

The table below summarizes share repurchase activity during the year ended December 31, 2021 (in thousands, except for per share amounts and number of share amounts):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Year Ended December 31, 2021
Total number of shares repurchased	2,218,333
Average price paid per share	$16.86
Total value of shares repurchased	$37,400

Total authorized repurchase amount for the period presented	$50,000
Total value of shares repurchased	$37,400
Total remaining authorized repurchase amount	$12,600

In November 2021, the Company entered into a Share Repurchase Agreement with the Leah M. Faulkner 2017 Dynasty Trust ("Seller"), a Trust advised by a Director and 10% owner of the Company. Pursuant to the Share Repurchase Agreement, the Company repurchased 500,000 shares of its common stock, par value $0.001 per share, owned by the Seller, in a private transaction at a purchase price equal to $18.10 per share of common stock. This transaction occurred outside of the share repurchase program authorized in May 2021.

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

NOTE 24 - SUBSEQUENT EVENTS

Share Repurchase Program

The Company repurchased 824,477 shares from January 1, 2022 through February 8, 2022 under the share repurchase program initiated in May 2021, as further discussed in Note 23, "Share Repurchase Program." The total value of shares repurchased was $12.6 million at an average price per share of $15.20.

New Share Repurchase Program

On February 4, 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. The repurchase will commence at the Company's discretion and continue until completed or terminated. The Company expects the purchases to be made from time-to-time in the open market and/or in privately-negotiated transactions at the Company's discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

Dividend

On February 4, 2022, the Company's Board of Directors declared a dividend under its previously announced dividend program, of $0.11 per share ($0.44 per share annualized). The dividend was paid on March 1, 2022 to stockholders of record as of the close of business on February 18, 2022.

Glossary
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this 2021 Form 10-K and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the last day of the period covered by this 2021 Form 10-K.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Prior to the filing of this 2021 Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our ICFR, excluding the operations of Flexiti and Heights as noted below, as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (“2013 Framework”). Based on our Evaluation under the 2013 Framework, our management concluded that our ICFR was effective as of December 31, 2021. Deloitte & Touche LLP has audited the Consolidated Financial Statements included in this 2021 Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our ICFR.

Glossary
In conducting the evaluation of effectiveness of its internal control over financial reporting as of December 31, 2021, the Company has excluded the operations of Flexiti and Heights as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (provided that the period of such exclusion does not extend more than one year beyond the date of acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of its disclosure on controls and procedures as of December 31, 2021, the Company has excluded those disclosure controls and procedures of Flexiti and Heights that are subsumed by the Company's internal control over financial reporting. The Flexiti and Heights acquisitions were completed on March 10, 2021 and December 27, 2021. As of and for the year ended December 31, 2021, Flexiti's assets represented approximately 20.6% of the Company's consolidated assets and 4.3% of the Company's consolidated revenues. As of and for the year ended December 31, 2021, Heights' assets represented approximately 22.4% of the Company's consolidated assets and 0.5% of the Company's consolidated revenues. See Note 15, "Acquisitions" for additional information on the Company's acquisition of Flexiti and Heights and the impact on the Company's consolidated financial statements.

Changes in Internal Control over Financial Reporting

The Company is working to integrate Flexiti and Heights into its overall internal control over financial reporting processes. Except for changes made in connection with the integration of Flexiti and Heights, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Corporate Governance," "Certain Relationships and Related Transactions" and "Delinquent Section 16(a) Reports" of our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2022. We intend to file such Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this 2021 Form 10-K.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP; Chicago, IL; Firm ID: 34

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

The consolidated financial statements consist of the following:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits are listed on the Exhibit Index.

ITEM 16.     FORM 10-K SUMMARY

None.

CURO Group Holdings Corp.
Form 10-K Annual Report
for the Period Ended
December 31, 2021
Exhibit Index

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
2.1	Arrangement Agreement dated January 28, 2021 among CURO Group Holdings Corp., CURO Intermediate Holdings Corp., certain identified persons, FLX Holding Corporation, Flexiti Financial Inc. and Shareholder Representative Services LLC, solely in its representative capacity¥	10-K	2.1	3/5/21
2.2	Stock Purchase Agreement, dated as of November 17, 2021, among CURO Group Holdings Corp., Curo Intermediate Holdings Corp., SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, and SouthernCo Holdings, LLC*	8-K	2.1	11/19/21
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/20
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investors Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature pages thereto)	S-1	4.3	5/17/18
4.4	Indenture, dated as of July 30, 2021, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent	8-K	4.1	8/3/21
4.5	Indenture, dated December 3, 2021, between CURO Finance, LLC, as issuer, and TMI Trust Company, as trustee and collateral agent	8-K	4.1	12/3/21
4.6	Form of Senior Secured Note (included in Exhibit 4.5)	8-K	4.2	12/3/21
4.7	Supplemental Indenture, dated December 26, 2021, by and between CURO Group Holdings Corp. and TMI Trust Company	8-K	4.1	12/28/21
4.8	Description of the Company's Securities	10-K	4.4	3/9/20
10.1	Loan and Security Agreement by and among CURO Receivables Finance II, LLC; Atalaya Asset Income Fund VI LP; and Midtown Madison Management LLC, as administrative agent, dated as of April 8, 2020	10-Q	10.1	5/4/20
10.2	Indemnity Guaranty by CURO Financial Technologies Corp./ CURO Group Holdings Corp.; CURO Intermediate Holdings Corp.; CURO Receivables Holdings II, LC; and CURO Management LLC for the benefit of Midtown Madison Management, LLC, dated as of April 8, 2020	10-Q	10.2	5/4/20
10.3	Servicing Agreement between CURO Receivables Finance II, LLC and CURO Management, LLC, dated as of April 8, 2020	10-Q	10.3	5/4/20
10.4	Loan Purchase Agreement (Tier 1) by and between CURO Receivables Holdings II, LLC and certain wholly-owned subsidiaries of CURO Group Holdings Corp., dated as of April 8, 2020	10-Q	10.4	5/4/20
10.5	Loan Purchase Agreement (Tier II) by and between CURO Receivables Finance II, LLC and CURO Receivables Holdings, II, LLC, dated as of April 8, 2020	10-Q	10.5	5/4/20
10.6
Second Amended and Restated Credit Agreement made as of November 12, 2021 among CURO Canada Receivables Limited Partnership, as borrower; the lenders party; and Waterfall Asset Management, LLC, as administrative agent¥
		Filed herewith

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.7
Second Amended and Restated Guaranty dated as of November 12, 2021 among CURO Group Holdings Corp., as guarantor; LendDirect Corp., as seller and servicer; CURO Canada Corp., as seller and servicer; Canada Receivables Limited Partnership, by its general partner, CURO Canada Receivables GP Inc., as borrower; WF Marlie 2018-1, Ltd., as lender; and Waterfall Asset Management , LLC, as administrative agent¥
		Filed herewith
10.8	Sale and Servicing Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc., Cash Money Cheque Cashing Inc. and LendDirect Corp.	8-K	10.3	8/6/18
10.9	General Security Agreement, dated as of August 2, 2018, among CURO Canada Receivables Limited Partnership, by its General Partner, CURO Canada Receivables GP Inc. and Waterfall Asset Management, LLC.	8-K	10.4	8/6/18
10.10	Revolving Loan Agreement, dated September 1, 2017, by and among CURO Intermediate Holdings Corp., CURO Financial Technologies Corp., and certain of its subsidiaries, the lenders party thereto and Bay Coast Bank, as administrative agent, collateral agent and issuing bank	S-1	10.53	10/24/17
10.11	First Amendment to Revolving Loan Agreement dated as of February 26, 2018, by and among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party to the loan agreement and Bay Coast Bank, as administrative agent	10-Q	10.69	5/3/18
10.12	Second Amendment to Revolving Loan Agreement, dated as of August 27, 2018, by and among Curo Financial Technologies Corp., CURO Intermediate Holdings Corp., the guarantors party thereto, the lenders party thereto and Bay Coast Bank, as administrative agent	8-K	10.4	8/27/18
10.13	Amendment to Revolving Loan Agreement, dated as of November 9, 2018, among CURO Financial Technologies Corp., CURO Intermediate Holdings Corp., the Guarantors party to the Loan Agreement, each Lender party to the Loan Agreement and Bay Coast Bank, as administrative agent	8-K	10.1	11/13/18
10.14	Third Amended and Restated Credit Agreement, dated as of January 28, 2021, among Flexiti Financing SPE Corp.; Flexiti Financial Inc.; various lenders; Credit Suisse AG, New York Branch, as Facility Agent; TSX Trust Company, as Collateral Agent and Verification Agent; and Credit Suisse AG, New York Branch, as Syndication Agent, Documentation Agent and Lead Arranger ¥	10-Q	10.1	5/7/21
10.15	Performance Guarantee and Indemnity Agreement, dated as of March 10, 2021, by CURO Group Holdings Corp. for the benefit of Credit Suisse AG, New York Branch, as Facility Agent; SPF Securitized Products Master Fund Ltd., the Class B Agent; and the lenders party to the Third Amended and Restated Credit Agreement dated as of January 28, 2021¥	10-Q	10.2	5/7/21
10.16	Pledge Agreement, dated as of July 30, 2021, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.1	8/3/21
10.17	Security Agreement, dated as of July 30, 2021, by and among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as collateral agent	8-K	10.2	8/3/21
10.18	Intercreditor Agreement, dated as of July 30, 2021, by and among TMI Trust Company, as collateral agent under the Indenture, and the agent for the lenders under the Revolving Loan Agreement	8-K	10.3	8/3/21

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.19
Credit Agreement, dated as of December 31, 2019, among SMC Financing LLC, as Borrower, Southern Management Corporation, in its individual capacity and as Seller and Servicer, and Ares Agent Services, L.P., as Administrative Agent and Collateral Agent and the Lenders party¥
		Filed herewith
10.20
Note Purchase Agreement made as of December 9, 2021 between Flexiti Securitization Limited Partnership, as the Issuer; Flexiti Securitization General Partner Inc., as General Partner; National Bank of Canada, as a Class A Noteholder; BNY Trust Company of Canada, in its capacity as trustee of Precision Trust, as a Class A Noteholder; WF Torca, Ltd. as the Class B Noteholder; and National Bank of Canada, as the Structuring Agent¥
		Filed herewith
10.21
Trust Indenture made as of December 9, 2021 between Flexiti Securitization Limited Partnership, Flexiti Securitization General Partner Inc., general partner and as Issuer, and Computershare Trust Company, as indenture trustee¥
		Filed herewith
10.22
Series 2021-1 Supplemental Indenture dated December 9, 2021 between Flexiti Securitization Limited Partnership, by its general partner, Flexiti Securitization General Partner Inc., as Issuer; Flexiti Securitization General Partner Inc., in its own right; Flexiti Financial Inc., as initial Paying Agent; and Computershare Trust Company of Canada, as Indenture Trustee¥
		Filed herewith
10.23
Receivables Sale and Servicing Agreement dated December 9, 2021 between Flexiti Financial Inc., as Seller and Servicer; Flexiti Securitization Limited Partnership, as Purchaser, by its general partner, Flexiti Securitization General Partner Inc.; Flexiti Securitization General Partner Inc., in its own right; and Computershare Trust Company of Canada, as Indenture Trustee¥
		Filed herewith
10.24
Performance Guarantee and Indemnity Agreement dated December 9, 2021 between National Bank of Canada and Precision Trust, as Class A Noteholders; WF Torca, Ltd., as Class B Noteholder; National Bank of Canada, as Structuring Agent; and CURO Group Holdings Corp., as Guarantor¥
		Filed herewith
10.25	Lease Agreement, dated July 31, 2012, by and between MCIB Partners and CURO Management LLC (f/k/a Tiger Financial Management, LLC)	S-1	10.25	10/24/17
10.26	First Amendment to Lease, dated September 8, 2017, by and between MCIB Partners and CURO Management, LLC (f/k/a Tiger Financial Management, LLC)	10-K	10.21	3/9/20
10.27	Commercial Lease Agreement, dated March 29, 2012, by and between CURO Management LLC (f/k/a Tiger Financial Management, LLC) and CDM Development, LLC	S-1	10.26	10/24/17
10.28	Lease Agreement made and entered into on September 18, 2015 by Wells Hubbard Limited Partnership and Tiger Financial Management LLC	Filed herewith
10.29	First Amendment to Lease made as of January 27, 2020 by and between Wells Hubbard Limited Partnership and Curo Management LLC (formerly known as Tiger Financial Management LLC)	Filed herewith
10.30	Lease Indenture made as of September 24, 2012 between KANCO-400 Carlingview Ltd., Cash Money Cheque Cashing Inc. and Speedy Cash Holding Corp.	Filed herewith
10.31	Lease Extension and Amending Agreement dated May 15, 2017 between TNC 400 Carlingview Ltd., Cash Money Cheque Cashing Inc., and Curo Intermediate Holdings Corp.	Filed herewith
10.32	Special Limited Agency Agreement, dated as of August 22, 2017, by and between TXCSO, Inc. (d/b/a Barr Funding Company), SCIL TEXAS, LLC and The Money Store, L.P.	S-1	10.54	10/24/17

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
10.33	Special Limited Agency Agreement, dated as of October 6, 2017, by and between IVY FUNDING EIGHT, LLC and SCIL TEXAS, LLC	S-1	10.55	10/24/17
10.34	Special Limited Agency Agreement, dated as of November 13, 2017, by and between TXCSO, Inc. (d/b/a Barr Funding Company), and Avio Credit, Inc.	S-1	10.62	11/28/17
10.35	Special Limited Agency Agreement, dated as of September 17, 2020, by and between Ivy Funding Ninety-Six, LLC and SCIL Texas, LLC	10-K	10.32	3/5/21
10.36	Merchant Agreement by and between Flexiti Financial Inc. and Leon's Furniture Limited, The Brick Ltd., The Brick Warehouse L.P. and The Brick GP Ltd. as of May 26, 2021	10-Q	10.1	7/28/21
10.37	Warrant Certificate in favor of Leon's Furniture Ltd. effective as of May 26, 2021	10-Q	10.2	7/28/21
10.38	Form of Director and Officer Indemnification Agreement +	S-1	10.31	11/1/17
10.39	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Nonqualified Deferred Compensation Plan, dated June 1, 2015 +	S-1	10.7	10/24/17
10.40	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) Form of Participation Agreement to Nonqualified Deferred Compensation Plan +	S-1	10.57	10/24/17
10.41	CURO Group Holdings Corp. Employee Stock Purchase Plan +	S-1	10.6	11/28/17
10.42	CURO Group Holdings Corp. (f/k/a Speedy Group Holdings Corp.) 2010 Equity Incentive Plan and form of Stock Option Agreement +	S-1	10.4	11/1/17
10.43	CURO Group Holdings Corp. 2017 Incentive Plan, as amended+	S-1	10.5	11/28/17
10.44	2022 Restricted Stock Unit Grant Notice (time and performance based vesting)(US)	8-K	10.2	2/8/22
10.45	2022 Restricted Stock Unit Grant Notice (time and performance based vesting)(Canada)	8-K	10.3	2/8/22
10.46	Employment and Non-Competition Agreement, dated October 24, 2019, by and between Donald F. Gayhardt, CURO Group Holdings, Corp. and CURO Management LLC+	10-Q	10.1	11/4/19
10.47	Employment and Non-Competition Agreement, dated October 24, 2019, by and between William Baker, CURO Group Holdings Corp. and CURO Management LLC+	10-Q	10.3	11/4/19
10.48	2022 Short-Term Incentive Compensation Plan and Award Notice	8-K	10.1	2/8/22
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit	Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.
Filed herewith
101
The following audited financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022, formatted in Inline Extensible Business Reporting Language (“XBRL”) includes: (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements*
Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Fired herewith

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.
¥ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and would likely cause competitive harm to the Company if publicly disclosed.
+    Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2022            CURO Group Holdings Corp.

                        By:    /s/ Don Gayhardt___________________________
                            Don Gayhardt
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don Gayhardt
Don Gayhardt
Chief Executive Officer and a Director
(Principal Executive Officer)
March 7, 2022

/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
March 7, 2022

/s/ Tamara Schulz
Tamara Schulz
Chief Accounting Officer
(Principal Accounting Officer)
March 7, 2022

*
Chris Masto
Chairman of Board of Directors
March 7, 2022

*
Chad Faulkner
Director
March 7, 2022

*
Andrew Frawley
Director
March 7, 2022

*
David M. Kirchheimer
Director
March 7, 2022

*
Mike McKnight
Director
March 7, 2022

*
Doug Rippel
Director
March 7, 2022

*
Gillian Van Schaick
Director
March 7, 2022

*
Issac Vaughn
Director
March 7, 2022

*
Elizabeth Webster
Director
March 7, 2022

*
Dale E. Williams
Director
March 7, 2022

*
Karen Winterhof
Director
March 7, 2022

* /s/ Roger Dean
Roger Dean
Attorney-in-Fact
March 7, 2022