Form 10-Q
period 2022-03-31
CURO Group Holdings Corp.
filed 2022-05-03
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of April 29, 2022 there were 40,349,079 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
FIRST QUARTER ENDED March 31, 2022

PART I.     FINANCIAL INFORMATION

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which we extinguished during the third quarter of 2021
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
Allowance coverage	Allowance for loan losses as a percentage of gross loans receivable
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit Access Business
Canada SPV	A four-year revolving credit facility with Waterfall Asset Management, LLC, with capacity up to C$400.0 million
CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. Federal government on March 27, 2020 in response to the COVID-19 pandemic
Curo Canada Revolving Credit Facility	C$10.0 million revolving credit facility (formerly known as Cash Money Revolving Credit Facility) with Royal Bank of Canada, maintained by CURO Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CFSA	Community Financial Services Association
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
CURO Canada	CURO Canada Corp, a wholly-owned Canadian subsidiary of the Company, formerly known as Cash Money Cheque Cashing Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti SPE	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$500.0 million
Form 10-Q	This report on Form 10-Q for the quarter March 31, 2022
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through the CSO program which we guarantee but are not included in the unaudited Condensed Consolidated Financial Statements
Heights Finance	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired on December 27, 2021

Term or abbreviation	Definition
Heights Finance SPV	A non-recourse revolving credit facility, entered into concurrent with the acquisition of Heights Finance, with capacity up to $350.0 million
Katapult	Katapult Holdings, Inc. a lease-to-own platform for online platform for online, brick and mortar and omni-channel retailers.
LFL	LFL Group, Canada's largest home furnishings retailer.
LIBOR	London Inter-Bank Offered Rate
MDR	Merchant discount revenue
NCO	Net charge-off; total charge-offs less total recoveries
NOL	Net operating loss
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
Runoff Portfolios	Collectively, certain loans impacted by (i) regulatory changes, including California, effective January 1, 2020, Virginia effective January 1, 2021 and Illinois, effective March 23, 2021, and (ii) the discontinuation of Verge Credit in April 2021.
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from one quarter to the next quarter
SOFR	Secured Overnight Financing Rate
SPAC	Special Purpose Acquisition Company
SPE	Special Purpose Entity
SPV	Special Purpose Vehicle
TDR	Troubled Debt Restructuring. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
UDAAP	Unfair, deceptive, or abusive acts and practices
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U.S. SPV	An asset-backed revolving credit facility with Atalaya Capital Management with capacity up to $200.0 million if certain conditions are met
Verge Credit loans	Loans originated and funded by a third-party bank
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021

ASSETS
Cash and cash equivalents	$60,209	$63,179
Restricted cash (includes restricted cash of consolidated VIEs of $64,141 and $57,155 as of March 31, 2022 and December 31, 2021, respectively)	110,118	98,896
Gross loans receivable (includes loans of consolidated VIEs of $1,394,957 and $1,294,706 as of March 31, 2022 and December 31, 2021, respectively)	1,628,568	1,548,318
Less: Allowance for loan losses (includes allowance for loan losses of consolidated VIEs of $77,014 and $66,618 as of March 31, 2022 and December 31, 2021, respectively)	(98,168)	(87,560)
Loans receivable, net	1,530,400	1,460,758
Income taxes receivable	28,664	31,774
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $4,781 and $— as of March 31, 2022 and December 31, 2021, respectively)	40,112	42,038
Property and equipment, net	54,865	54,635
Investments in Katapult	29,484	27,900
Right of use asset - operating leases	114,305	116,300
Deferred tax assets	20,066	15,639
Goodwill	430,967	429,792
Intangibles, net	113,640	109,930
Other assets	9,535	9,755
Total Assets	$2,542,365	$2,460,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $10,243 and $9,886 as of March 31, 2022 and December 31, 2021, respectively)	$84,783	$121,434
Deferred revenue	24,265	21,649
Lease liability - operating leases	120,593	122,431
Contingent consideration related to acquisition	26,687	26,508
Income taxes payable	—	680
Accrued interest (includes accrued interest of consolidated VIEs of $3,975 and $3,279 as of March 31, 2022 and December 31, 2021, respectively)	16,481	34,974
Liability for losses on CSO lender-owned consumer loans	7,166	6,908
Debt (includes debt and issuance costs of consolidated VIEs of $1,101,912 and $12,983 as of March 31, 2022 and $979,500 and $14,428 as of December 31, 2021, respectively)	2,090,085	1,945,793
Other long-term liabilities	13,679	13,845
Deferred tax liabilities	5,839	6,044
Total Liabilities	2,389,578	2,300,266
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,046,895 and 49,684,080 shares issued; and 40,348,782 and 40,810,444 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 and 8,873,636 shares at the respective period ends	(136,832)	(124,302)
Paid-in capital	115,329	113,520
Retained earnings	200,012	203,467
Accumulated other comprehensive loss	(25,745)	(32,378)
Total Stockholders' Equity	152,787	160,330
Total Liabilities and Stockholders' Equity	$2,542,365	$2,460,596

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Interest and fees revenue	$264,956	$179,123
Insurance premiums and commissions	18,260	11,569
Other revenue	6,980	5,859
Total revenue	290,196	196,551
Provision for losses	97,531	36,145
Net revenue	192,665	160,406
Operating Expenses
Salaries and benefits	79,729	54,917
Occupancy	17,037	14,347
Advertising	10,500	8,084
Direct operations	20,274	11,969
Depreciation and amortization	9,814	4,965
Other operating expense	16,112	12,952
Total operating expenses	153,466	107,234
Other expense (income)
Interest expense	38,341	19,539
Income from equity method investment	(1,584)	(546)
Total other expense	36,757	18,993
Income before income taxes	2,442	34,179
Provision for income taxes	1,106	8,444
Net income	$1,336	$25,735

Earnings per share:
Basic earnings per share	$0.03	$0.62
Diluted earnings per share	$0.03	$0.59

Weighted average common shares outstanding:
Basic	40,368	41,505
Diluted	41,308	43,596

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$1,336	$25,735
Other comprehensive income:
Foreign currency translation adjustment, net of tax	6,633	3,855
Other comprehensive income	6,633	3,855
Comprehensive income	$7,969	$29,590

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,336	$25,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,814	4,965
Provision for losses	97,531	36,145
Amortization of debt issuance costs and bond discount	2,241	1,294
Deferred income tax (benefit) expense	(4,326)	(1,534)
(Gain) loss on disposal of property and equipment	38	(134)
Income from equity method investment	(1,584)	(546)
Change in fair value of contingent consideration	(264)	—
Share-based compensation	4,093	2,683
Changes in operating assets and liabilities:
Accrued interest on loans receivable	28,491	38,908
Prepaid expenses and other assets	2,177	1,923
Accounts payable and accrued liabilities	(41,555)	8,011
Deferred revenue	2,285	137
Income taxes payable	(684)	276
Income taxes receivable	3,114	7,992
Accrued interest	(18,511)	(14,231)
Other long-term liabilities	(463)	(1,132)
Net cash provided by operating activities	83,733	110,492
Cash flows from investing activities
Purchase of property, equipment and software	(11,375)	(2,789)
Loans receivable originated or acquired	(541,674)	(251,364)
Loans receivable repaid	365,379	181,738
Acquisition of Flexiti, net of acquiree's cash received	—	(91,203)
Net cash used in investing activities	(187,670)	(163,618)
Cash flows from financing activities
Proceeds from SPV and SPE facilities	190,922	12,488
Payments on SPV and SPE facilities	(79,718)	(8,565)
Debt issuance costs paid	(276)	—
Proceeds from credit facilities	87,560	—
Payments on credit facilities	(67,560)	—
Proceeds from exercise of stock options	—	48
Payments to net share settle equity awards	(2,284)	(1,668)
Repurchase of common stock	(13,531)	—
Dividends paid to stockholders	(4,791)	(2,368)
Net cash provided by (used in) financing activities	110,322	(65)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,867	881
Net increase in cash, cash equivalents and restricted cash	8,252	(52,310)
Cash, cash equivalents and restricted cash at beginning of period	162,075	268,107
Cash, cash equivalents and restricted cash at end of period	$170,327	$215,797

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and 2021 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$60,209	$135,396
Restricted cash (includes restricted cash of consolidated VIEs of $64,141 and $47,600 as of March 31, 2022 and March 31, 2021, respectively)	110,118	80,401
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$170,327	$215,797

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

The Company is a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime and near-prime consumers in the U.S and non-prime and prime consumers in Canada.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP and the accounting policies described in its 2021 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2022.

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. Beginning January 1, 2022, the Company started reporting "Interest and fees revenue," "Insurance premiums and commissions," and "Other revenue" in place of the previously reported "Revenue" line item in the unaudited Condensed Consolidated Statements of Operations as of March 31, 2022 and 2021. Prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Heights Finance, which was acquired on December 27, 2021, and Flexiti, which was acquired on March 10, 2021. Refer to Note 14, "Acquisitions" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ALL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the Heights Finance and Flexiti acquisitions. Actual results may differ from those estimates.

Acquisitions

Heights Finance

On December 27, 2021, CURO closed its acquisition of Heights Finance, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products, in a transaction accounted for as a business combination. Refer to Note 14, "Acquisitions" for further information regarding the acquisition and Note 13, "Goodwill" for the impact to the Company's goodwill balance as the result of the acquisition.

Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider, in a transaction accounted for as a business combination. Refer to Note 14, "Acquisitions" for further information regarding the acquisition and Note 13, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisition.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Continuing Impacts of COVID-19

The COVID-19 pandemic continues to cause significant uncertainty and impacts. Macroeconomic conditions, in general, and the Company's operations, specifically, have been significantly affected by COVID-19. Government responses to the pandemic, either through the form of mandated lockdowns or a variety of stimulus programs to mitigate the impact of the pandemic, suppressed loan demand in 2020 and into the first quarter of 2021. During the second quarter of 2021 through the first quarter of 2022, the runoff of additional federal stimulus programs in the U.S. resulted in the stabilization of the Company's U.S. loan portfolio and resulted in moderately higher NCO and past-due trends as customers return to pre-COVID-19 trends. For details regarding the effect COVID-19 had on the Company's operations in 2020 and 2021, the Company's response to mitigate the impact of the pandemic and the U.S. and Canadian federal and local responses to the pandemic, refer to the 2021 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2016-13 and subsequent amendments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022. The amended standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash.

ASU 2019-10 amended the mandatory effective date for ASU 2016-13. As a result, ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as an smaller reporting company as of June 30, 2019, such as the Company. ASU 2016-13 and its amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, eliminated the accounting guidance on TDRs for creditors and amended the guidance on vintage disclosures for financing receivables to require disclosure of current-period gross write-offs by year of origination. Additionally, the amendments in ASU 2022-02 require enhanced disclosures for creditors with respect to loan refinancing and restructuring for borrowers experiencing financial difficulty. ASU 2022-02 and its amendments should be applied on a prospective basis and are effective upon adoption of ASU 2016-13. The Company is currently assessing the impact that adoption of ASU 2022-02 will have on its financial statements.

ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the upcoming market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect to not apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company anticipates transitioning applicable debt facilities from LIBOR to SOFR and currently does not expect the adoption of these ASUs to have a material impact on its financial statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

As of March 31, 2022, the Company had five credit facilities whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on each facility.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements.

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets
Restricted cash	$64,141	$57,155
Loans receivable, net	1,317,943	1,228,088
Intercompany receivable(1)	245,389	48,333
Prepaid expenses and other	4,781	—
Deferred tax assets	107	—
Total Assets	$1,632,361	$1,333,576
Liabilities
Accounts payable and accrued liabilities	$10,243	$9,886
Deferred revenue	114	106
Deferred tax liability	—	269
Accrued interest	3,975	3,279
Income taxes payable	1,826	—
Debt	1,088,929	965,072
Total Liabilities	$1,105,087	$978,612
(1) Intercompany receivable VIE balances eliminate upon consolidation.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product (in thousands):

	Three Months Ended March 31,
	2022	2021
Revolving LOC	$91,023	$62,735

Unsecured Installment	121,329	76,394
Secured Installment	26,307	15,027
Single-Pay	26,297	24,967
Total Installment	173,933	116,388

Insurance revenue	18,260	11,601
Other	6,980	5,827
Total revenue(1)	$290,196	$196,551
(1) Includes revenue from CSO programs of $49.0 million and $41.4 million for the three months ended March 31, 2022 and 2021, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	March 31, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$943,761	$348,487	$111,483	$40,389	$500,359	$1,444,120
Delinquent loans receivable	71,577	91,778	21,093	—	112,871	184,448
Total loans receivable	1,015,338	440,265	132,576	40,389	613,230	1,628,568
Less: allowance for losses	(71,325)	(20,704)	(3,363)	(2,776)	(26,843)	(98,168)
Loans receivable, net	$944,013	$419,561	$129,213	$37,613	$586,387	$1,530,400
(1) Of the $40.4 million of Single-Pay receivables, $11.1 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	March 31, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$31,959	$38,700	$11,689	$50,389	$82,348
31-60 days past-due	16,616	13,898	3,926	17,824	34,440
61-90 days past-due	14,684	13,763	2,910	16,673	31,357
91 + days past-due	8,318	25,417	2,568	27,985	36,303
Total delinquent loans receivable	$71,577	$91,778	$21,093	$112,871	$184,448

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$843,379	$359,512	$110,232	$42,463	$512,207	$1,355,586
Delinquent loans receivable	70,734	98,174	23,824	—	121,998	192,732
Total loans receivable	914,113	457,686	134,056	42,463	634,205	1,548,318
Less: allowance for losses	(68,140)	(13,387)	(3,327)	(2,706)	(19,420)	(87,560)
Loans receivable, net	$845,973	$444,299	$130,729	$39,757	$614,785	$1,460,758
(1) Of the $42.5 million of Single-Pay receivables, $11.3 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$35,657	$45,160	$13,213	$58,373	$94,030
31-60 days past-due	15,452	16,646	4,539	21,185	36,637
61-90 days past-due	13,397	13,933	3,213	17,146	30,543
91 + days past-due	6,228	22,435	2,859	25,294	31,522
Total delinquent loans receivable	$70,734	$98,174	$23,824	$121,998	$192,732

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	March 31, 2022
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$35,180	$1,009	$36,189
Delinquent loans receivable Guaranteed by the Company	7,986	245	8,231
Total loans receivable Guaranteed by the Company	43,166	1,254	44,420
Less: Liability for losses on CSO lender-owned consumer loans	(7,118)	(48)	(7,166)
Loans receivable Guaranteed by the Company, net	$36,048	$1,206	$37,254

	March 31, 2022
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
1-30 days past-due	$6,043	$187	$6,230
31-60 days past-due	1,225	12	1,237
61-90 days past-due	557	36	593
91 + days past-due	161	10	171
Total delinquent loans receivable	$7,986	$245	$8,231

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,303	$799	$38,102
Delinquent loans receivable Guaranteed by the Company	8,011	204	8,215
Total loans receivable Guaranteed by the Company	45,314	1,003	46,317
Less: Liability for losses on CSO lender-owned consumer loans	(6,869)	(39)	(6,908)
Loans receivable Guaranteed by the Company, net	$38,445	$964	$39,409

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
1-30 days past-due	$6,633	$162	$6,795
31-60 days past-due	1,003	28	1,031
61-90 days past-due	277	8	285
91 + days past-due	98	6	104
Total delinquent loans receivable	$8,011	$204	$8,215

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended March 31, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$68,140	$13,387	$3,327	$2,706	$19,420	$—	$87,560
Charge-offs	(42,387)	(28,313)	(6,783)	(24,113)	(59,209)	(1,813)	(103,409)
Recoveries	8,015	8,023	3,146	19,744	30,913	553	39,481
Net charge-offs	(34,372)	(20,290)	(3,637)	(4,369)	(28,296)	(1,260)	(63,928)
Provision for losses	37,447	27,603	3,673	4,409	35,685	2,650	75,782
Effect of foreign currency translation	110	4	—	30	34	—	144
Balance, end of period	$71,325	$20,704	$3,363	$2,776	$26,843	$1,390	$99,558
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$6,869	$39	$—	$6,908	$—	$6,908
Increase in liability	—	249	9	—	258	—	258
Balance, end of period	$—	$7,118	$48	$—	$7,166	$—	$7,166

	Three Months Ended March 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Charge-offs	(28,714)	(21,125)	(6,343)	(21,933)	(49,401)	(3,911)	(82,026)
Recoveries	7,507	6,617	2,544	21,254	30,415	1,810	39,732
Net charge-offs	(21,207)	(14,508)	(3,799)	(679)	(18,986)	(2,101)	(42,294)
Provision for losses	13,802	10,825	1,775	(207)	12,393	2,101	28,296
Effect of foreign currency translation	201	4	—	19	23	—	224
Balance, end of period	$44,754	$20,394	$5,023	$2,217	$27,634	$—	$72,388
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228	$—	$7,228
Decrease in liability	—	(2,490)	(11)	—	(2,501)	—	(2,501)
Balance, end of period	$—	$4,670	$57	$—	$4,727	$—	$4,727

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2022, Revolving LOC and Installment loans classified as nonaccrual were $6.7 million and $42.1 million, respectively. As of December 31, 2021, Revolving LOC and Installment loans classified as nonaccrual were $5.9 million and $41.4 million, respectively. The Company's loans receivable inherently considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's roll rate-based model.

TDR Loans Receivable

The table below presents TDRs that are related to the Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ALL (in thousands):

	As of March 31, 2022	As of December 31, 2021
Current TDR gross receivables	$12,711	$11,580
Delinquent TDR gross receivables	4,771	5,066
Total TDR gross receivables	17,482	16,646
Less: Impairment included in the allowance for loan losses	(4,031)	(3,632)
Less: Additional allowance	(1,853)	(2,212)
Outstanding TDR receivables, net of impairment	$11,598	$10,802

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Pre-modification TDR loans receivable	$5,271	$4,819
Post-modification TDR loans receivable	4,791	4,274
Total concessions included in gross charge-offs	$480	$545

There were $3.6 million and $4.8 million of loans classified as TDRs that were charged off and included as a reduction in the ALL during the three months ended March 31, 2022 and 2021, respectively. The Company had commitments to lend additional funds of approximately $2.3 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of March 31, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Average outstanding TDR loans receivable	$17,064	$18,688
Interest income recognized	4,035	5,518
Number of TDR loans	3,424	3,780

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables were $5.1 million and $5.2 million at March 31, 2022 and December 31, 2021, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2021 Form 10-K for further details of the Company's accounting policy.

As of March 31, 2022 and December 31, 2021, the incremental maximum amount payable under all such guarantees was $36.3 million and $38.4 million, respectively. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $7.2 million and $6.9 million at March 31, 2022 and December 31, 2021, respectively. This liability is reflected in "Liability for losses on CSO lender-owned consumer loans" in the unaudited Condensed Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company placed $5.6 million and $5.5 million in collateral accounts for the benefit of lenders at March 31, 2022 and December 31, 2021, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of March 31, 2022 and December 31, 2021, and there were no costs to obtain, or costs to fulfill, capitalized under the program. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

NOTE 5 – DEBT
LIBOR is expected to no longer be available after June 30, 2023. Certain of the Company's debt facilities, including the U.S. SPV, Senior Revolver and Heights Finance SPV, contain customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional details on the transition from LIBOR.

The Company's debt instruments and balances outstanding as of March 31, 2022 and December 31, 2021, including maturity date, effective interest rate and borrowing capacity were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	March 31, 2022	December 31, 2021
Corporate Debt:
7.50% Senior Secured Notes	August 1, 2028	7.50%		$1,000,000	$1,000,000
8.25% Senior Secured Notes	September 1, 2025	8.25%		—	—
Total corporate debt				1,000,000	1,000,000
Funding Debt:
U.S. SPV	April 8, 2024	1-Mo LIBOR + 6.25%	$200.0 million	$49,456	$49,456
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	243,008	160,533
Curo Canada Revolving Credit Facility (1)	On-demand	Canada Prime Rate + 1.95%	C$10.0 million	—	—
Flexiti SPE (1)	March 10, 2024	3-Mo CDOR + 4.40%	C$500.0 million	238,261	176,625
Flexiti Securitization (1)	December 9, 2025	1-Mo CDOR + 3.59%	C$526.5 million	246,963	242,886
Heights Finance SPV	December 31, 2024	1-Mo LIBOR + 5.25%	$350.0 million	324,224	350,000
Senior Revolver	June 30, 2022	1-Mo LIBOR + 5.00%	$50.0 million	20,000	—
Total funding debt				$1,121,912	$979,500
Less: debt issuance costs				(31,827)	(33,707)
Total Debt				$2,090,085	$1,945,793
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of March 31, 2022 and December 31, 2021 are denominated in U.S. dollars.

Corporate Debt

7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December 2021, the Company issued an additional $250.0 million of 7.50% Senior Secured Notes to fund the acquisition of Heights Finance. Refer to Note 14, "Acquisitions" for additional details. In connection with the 7.50% Senior Secured Notes, financing costs of $19.3 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of interest expense.

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

Funding Debt

As of March 31, 2022, the Company had five credit facilities whereby certain loans receivable were sold to wholly-owned VIEs to collateralize debt incurred under each facility. These facilities are the (i) U.S. SPV, (ii) Canada SPV, (iii) Flexiti SPE, (iv) Flexiti Securitization and (v) Heights Finance SPV. For further information on these facilities, refer to Note 2, "Variable Interest Entities".

U.S. SPV

In April 2020, CURO Receivables Finance II, LLC, a wholly-owned subsidiary of the Company, entered into the U.S. SPV. As of March 31, 2022, the U.S. SPV Facility provided for $200.0 million of borrowing capacity.

As of March 31, 2022, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%. The borrower pays the lenders a monthly commitment fee at an annual rate of 0.50% on the unused portion of the commitments. The U.S. SPV matures on April 8, 2024.

Canada SPV

In August 2018, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. During the fourth quarter of 2021 and first quarter of 2022, the Company amended the existing credit facility in order to, among other things, (i) increase the borrowing capacity from C$175.0 million to C$400.0 million, (ii) reduce borrowing costs, and (iii) extend the initial maturity date by three years to August 2026. As of March 31, 2022, the effective interest rate was three-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The Canada SPV matures on August 2, 2026.

Flexiti SPE

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp., a wholly-owned Canadian subsidiary of the Company, refinanced and increased its Flexiti SPE to C$500.0 million, with a maturity on March 10, 2024. As of March 31, 2022, the effective interest rate was three-month CDOR plus 4.40%. The borrower also pays a 0.50% to 1.00% per annum commitment fee on the unused portion of the commitments.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$526.5 million, with a maturity on December 9, 2025. As of March 31, 2022, the effective interest was one-month CDOR plus 3.59%. The borrower also pays a 0.45% per annum commitment fee on the unused portion of the commitments.

Heights Finance SPV

In December 2021, the Company acquired Heights Finance, including the Heights Finance SPV. Heights Finance entered into the Heights Finance SPV in December 2019 with a total revolving commitment of $350.0 million. The interest rate on the facility is one-month LIBOR plus 5.25%.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CURO Canada Revolving Credit Facility

CURO Canada maintains the Curo Canada Revolving Credit Facility, formerly known as the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility, which provides short-term liquidity for the Company's Canadian direct lending operations. As of March 31, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by letters of credit.

The Curo Canada Revolving Credit Facility is collateralized by substantially all of CURO Canada’s assets and contains various covenants that require, among other things, that the aggregate borrowings outstanding under the facility not exceed the borrowing base, as well as restrictions on the encumbrance of assets and the creation of indebtedness. Borrowings under the Curo Canada Revolving Credit Facility bear interest per annum at the prime rate of a Canadian chartered bank plus 1.95%.

NOTE 6 – INCOME TAXES

The Company's effective income tax rate was 45.3% and 24.7% for the three months ended March 31, 2022 and 2021, respectively.

The effective income tax rate for the three months ended March 31, 2022, was higher compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of lower income before tax combined with $0.3 million lost tax benefits of non-deductible officers’ compensation and $0.3 million tax expense related to share-based compensation.

The effective income tax rate for the three months ended March 31, 2021 is generally consistent with the Company’s federal, state and provincial statutory rates, other than the release of a valuation allowance of $0.1 million against the income from its investment in Katapult and excess tax benefits related to share-based compensation of $0.3 million and $0.2 million tax expense related to the non-deductible transaction costs.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $239.3 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $12.0 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 7 – FAIR VALUE MEASUREMENTS
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,940	$7,940	$—	$—	$7,940
Financial liabilities:
Non-qualified deferred compensation plan	$5,496	$5,496	$—	$—	$5,496
Contingent consideration related to acquisition	26,687	—	—	26,687	26,687

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates. The contingent consideration measured at fair value using unobservable inputs increased from the initial measurement of $20.6 million as of March 31, 2021 to $26.7 million as of March 31, 2022. For additional information on Flexiti and the related contingent consideration, refer to Note 14, "Acquisitions."

Cash Surrender Value of Life Insurance and Non-qualified deferred compensation plan

The cash surrender value of life insurance is included in “Other assets” in the Company’s Consolidated Balance Sheets. The non-qualified deferred compensation plan offsetting liability is included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets.

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$8,242	$8,242	$—	$—	$8,242
Financial liabilities:
Non-qualified deferred compensation plan	$5,109	$5,109	$—	$—	$5,109
Contingent consideration related to acquisition	26,508	—	—	26,508	26,508

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$60,209	$60,209	$—	$—	$60,209
Restricted cash	110,118	110,118	—	—	110,118
Loans receivable, net	1,530,400	—	—	1,530,400	1,530,400
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$7,166	$—	$—	$7,166	$7,166
7.50% Senior Secured Notes	981,156	—	860,000	—	860,000
U.S. SPV	45,843	—	—	49,456	49,456
Canada SPV	240,661	—	—	243,008	243,008
Flexiti SPE	234,754	—	—	238,261	238,261
Flexiti Securitization	243,447	—	—	246,963	246,963
Heights Finance SPV	324,224	—	—	324,224	324,224
Senior Revolver	20,000	—	—	20,000	20,000

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$63,179	$63,179	$—	$—	$63,179
Restricted cash	98,896	98,896	—	—	98,896
Loans receivable, net	1,460,758	—	—	1,460,758	1,460,758
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans	$6,908	$—	$—	$6,908	$6,908
7.50% Senior Secured Notes	980,721	—	1,005,700	—	1,005,700
U.S. SPV	45,392	—	—	49,456	49,456
Canada SPV	157,813	—	—	160,533	160,533
Flexiti SPE	172,739	—	—	176,625	176,625
Flexiti Securitization	239,128	—	—	242,886	242,886
Heights Finance SPV	350,000	—	—	350,000	350,000

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

7.50% Senior Secured Notes, U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization, Heights Finance SPV and Senior Revolver

The fair value disclosure for the 7.50% Senior Secured Notes as of March 31, 2022 and December 31, 2021 were based on observable market trading data. The fair values of the U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization, Heights Finance SPV and Senior Revolver were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2020	$7,762	$19,609	$27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	16,501	—	16,501
Equity method loss - Q3 2021	(1,582)	—	(1,582)
Balance at September 30, 2021	14,919	—	14,919
Equity method income - Q4 2021	2,982	—	2,982
Purchases of common stock	9,999	—	9,999
Balance at December 31, 2021	27,900	—	27,900
Equity method income - Q1 2022	1,584		1,584
Balance at March 31, 2022	$29,484	$—	$29,484

Classification as of December 31, 2021	Level 3, not carried at fair value	N/A
Classification as of March 31, 2022	Level 3, not carried at fair value	N/A
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

The Company began investing in Katapult in 2017 and increased its investment through multiple private placement acquisitions. During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company recorded income of $1.6 million for the three months ended March 31, 2022 based on its share of Katapult’s earnings.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Both the equity method investment and the previously recognized investment measured at cost minus impairment are presented within "Investments in Katapult" on the unaudited Condensed Consolidated Balance Sheets.

The Company's fully diluted ownership of Katapult, which assumes full pay-out of earn-out shares, was 25.2% as of March 31, 2022.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders' equity for the three months ended March 31, 2022 and 2021 (in thousands, except Common Stock data):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Foreign currency translation adjustment	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787
(1) Accumulated other comprehensive income (loss)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income	—	—	—	—	25,735	—	25,735
Foreign currency translation adjustment	—	—	—	—	—	3,855	3,855
Dividends	—	—	—	—	(2,368)	—	(2,368)
Share-based compensation expense	—	—	—	2,683	—	—	2,683
Proceeds from exercise of stock options	15,852	—	—	48	—	—	48
Net settlement of share-based awards	237,423	—	—	(1,668)	—	—	(1,668)
Balance at March 31, 2021	41,623,779	$9	$(77,852)	$80,875	$183,435	$(26,277)	$160,190
(1) Accumulated other comprehensive income (loss)

Dividends

The table below summarizes the Company's quarterly dividends for 2022.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2022	February 4, 2022	February 18, 2022	March 1, 2022	$0.11	$4,517

The table below summarizes the Company's quarterly dividends for 2021.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2021	January 29, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284

In April 2022, the Company's Board of Directors declared a dividend under the program of $0.11 per share. See Note 16, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$1,336	$25,735

Weighted average common shares - basic	40,368	41,505
Dilutive effect of stock options and restricted stock units	940	2,091
Weighted average common shares - diluted	41,308	43,596

Earnings per share:
Basic earnings per share	$0.03	$0.62
Diluted earnings per share	$0.03	$0.59

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three months ended March 31, 2022 and March 31, 2021, there were 1.2 million and 0.5 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

The Company utilizes the "control number" concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share is applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

NOTE 10 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including revenues, net revenue, gross margin, segment operating income and other items.
U.S. As of March 31, 2022, the Company operated a total of 550 U.S. retail locations and had an online presence in 27 states. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay and vehicle title loans, customary opt-in insurance products, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S.

Canada Direct Lending. As of March 31, 2022, the Company operated a total of 204 stores across eight Canadian provinces and had an online presence in eight provinces and one territory. The Company provides Revolving LOC and Installment loans, which include Single-Pay loans, optional credit protection insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. As of March 31, 2022, the Company served Canadian customers through POS financing available at nearly 7,700 retail locations and over 3,330 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations for the three months ended March 31, 2021 from Canada POS Lending represent results from the date of Flexiti's acquisition, March 10, 2021, through March 31, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues by segment: (1)
U.S.	$198,399	$136,492
Canada Direct Lending	71,488	58,440
Canada POS Lending	20,309	1,619
Consolidated revenue	$290,196	$196,551
Net revenues by segment:
U.S.	$131,574	$110,436
Canada Direct Lending	49,496	49,206
Canada POS Lending	11,595	764
Consolidated net revenue	$192,665	$160,406
Segment operating (loss) income:
U.S.	$(5,468)	$14,731
Canada Direct Lending	18,445	22,247
Canada POS Lending	(10,535)	(2,799)
Consolidated operating income	$2,442	$34,179
Expenditures for long-lived assets by segment:
U.S.	$4,082	$2,662
Canada Direct Lending	3,233	149
Canada POS Lending	4,224	419
Consolidated expenditures for long-lived assets	$11,539	$3,230
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	March 31, 2022	December 31, 2021
U.S.	$638,729	$661,945
Canada Direct Lending	448,063	427,197
Canada POS Lending	541,776	459,176
Total gross loans receivable	$1,628,568	$1,548,318

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	March 31, 2022	December 31, 2021
U.S.	$31,378	$32,753
Canada Direct Lending	22,480	21,072
Canada POS Lending	1,007	810
Total net long-lived assets	$54,865	$54,635

The Company's CODM does not review assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
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

In December 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. For the three months ended March 31, 2022, there was no further expense related to the litigation.

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, a large stockholder. Plaintiffs generally allege the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and Plaintiffs refiled two cases in the United States District Court for the District of Kansas. In April 2022, the Company reached an agreement in principle with the plaintiffs to settle these actions. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to Court approval. All amounts payable by the Company under the settlement will be paid by the Company's insurers. The section of the Company's website entitled "Investors—Corporate Governance," will include up-to-date information following Court approval.

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

In June 2021, the Company launched a new product in the City of Austin to better adhere to the updated ordinance. The City commenced audits of the new product in January 2022. Based on a fully compliant audit conducted in Q1 of 2022, all suits against the Company, alleging violations of the city’s CSO ordinance, were dismissed on March 24, 2022.

Given the change the Company has made in its products in response to these ordinances, successful audits and the cases being dismissed, the Company does not anticipate that the CAB program’s past operations will result in material monetary liability in Austin or elsewhere in Texas at this time.

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

Leases classified as finance leases were immaterial to the Company as of March 31, 2022. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statement of Operations. The majority of leases have an original term up to five years plus renewal options for additional similar terms.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the operating lease costs and other information for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs:
Third-Party	$9,479	$8,003
Related-Party	827	847
Total operating lease costs	$10,306	$8,850

Cash paid for amounts included in the measurement of operating lease liabilities	$10,925	$9,381
ROU assets obtained	$5,424	$2,803
Weighted average remaining lease term - Operating leases	4.9 years	5.5 years
Weighted average discount rate - Operating leases	7.9%	9.5%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of March 31, 2022 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2022	$29,240	$2,640	$31,880
2023	33,138	1,333	34,471
2024	25,303	973	26,276
2025	17,668	870	18,538
2026	11,889	883	12,772
2027	8,462	798	9,260
Thereafter	15,381	995	16,376
Total	141,081	8,492	149,573
Less: Imputed interest	(27,145)	(1,835)	(28,980)
Operating lease liabilities	$113,936	$6,657	$120,593

There were no material leases entered into subsequent to the balance sheet date.

NOTE 13 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2022 was as follows (in thousands):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2021	$359,779	$30,105	$39,908	$429,792
Foreign currency translation	—	505	670	1,175
Goodwill at March 31, 2022	$359,779	$30,610	$40,578	$430,967

The Company tests goodwill at least annually for potential impairment, as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2021 Form 10-K for additional information on the Company's policy for assessing goodwill for impairment.

In the first quarter of 2022, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended March 31, 2022.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021, resulting in $39.9 million of goodwill as of December 31, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. Goodwill of $39.9 million was net of $4.5 million adjustments upon the conclusion of the measurement period, and $0.5 million of foreign currency translation impact as of December 31, 2021. See Note 14, "Acquisitions" for more information related to the business combination.

Heights Finance Acquisition

The Company completed the acquisition of Heights Finance on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. See Note 14, "Acquisitions" for more information related to the business combination.

NOTE 14 – ACQUISITIONS

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid was $86.5 million in cash, $6.3 million in debt costs and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Flexiti provides POS financing solution to retailers across Canada.

The Company began consolidating the financial results of Flexiti in the unaudited Condensed Consolidated Financial Statements on March 10, 2021. For additional information, see Note 15, "Acquisitions" of the 2021 Form 10-K.

Heights Finance

On December 27, 2021, the Company acquired 100% of the outstanding stock of Heights Finance for $360.0 million, consisting of $335.0 million in cash and $25.0 million of our common stock. Heights Finance is a consumer finance company that provides secured and unsecured Installment loans to near-prime and non-prime consumers, and offers customary opt-in insurance and other financial products across 390 branches in 11 U.S. states.

The Company began consolidating the financial results of Heights Finance in the Consolidated Financial Statements on December 27, 2021 within the U.S. operating segment. For additional information, see Note 15, "Acquisitions" of the 2021 Form 10-K.

NOTE 15 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. There have been no repurchases under this program as of March 31, 2022. The repurchase will commence at the Company's discretion and continue until completed or terminated. The Company expects the purchases to be made from time-to-time in the open market and/or in privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022.

The table below summarizes share repurchase activity in the $50.0 million repurchase program during the three months ended March 31, 2022 (in thousands, except for per share amounts and number of share amounts):

Three Months Ended March 31, 2022
Total number of shares repurchased	824,477
Average price paid per share	$15.20
Total value of shares repurchased	$12,530

There were no share repurchases during the three months ended March 31, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 – SUBSEQUENT EVENTS

Shareholder Derivative Lawsuits

See Note 11, "Commitments and Contingencies" regarding recent activity in the shareholder derivative lawsuits.

Dividend

The Company's Board of Directors declared a quarterly dividend of $0.11 per share, payable on May 23, 2022, to stockholders of record as of May 10, 2022.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of financial condition, results of operations, liquidity and capital resources, our regulatory environment and certain factors that may affect future results, including company-specific, economic and industry-wide factors, should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see “Risk Factors” in our 2021 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a tech-enabled, omni-channel consumer finance company serving a full spectrum of non-prime and prime consumers in the U.S. and Canada.

History

CURO was founded in 1997 to meet the growing needs of consumers looking for alternative access to credit. With 25 years of experience, we offer a variety of convenient, accessible financial and loan services across all of our markets. The terms “CURO," "we,” “our,” “us” and the “Company” refer to CURO Group Holdings Corp. and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated.

In the U.S., we operate under several principal brands, including "Speedy Cash," "Rapid Cash" and "Avio Credit," "Covington Credit," "Heights Finance," "Quick Credit" and "Southern Finance." We also offer demand deposit accounts in the U.S. under the Revolve Finance brand, and credit card programs under the First Phase brand, which we launched in the fourth quarter of 2021. As of March 31, 2022, our store network consisted of 550 locations across 20 U.S. states and we offered our online services in 27 U.S. states.

In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands and the "Flexiti" point-of-sale brand. As of March 31, 2022, we operated our direct lending and online services in eight Canadian provinces and offered our online services in one Canadian territory. Our point-of-sale operations are available at nearly 7,700 retail locations and over 3,330 merchant partners across 10 provinces and two territories.

On December 27, 2021, we acquired Heights Finance, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products in the U.S. The acquisition of Heights Finance accelerated our strategic transition in the U.S. toward longer term, higher balance and lower credit risk products, and provided us with access to a larger addressable market while mitigating regulatory risk. On March 10, 2021, we acquired Flexiti, an emerging growth Canadian POS/BNPL provider, which provided us instant capability and scale opportunity in Canada's credit card and POS financing markets. Refer to "Item 1—Business—Company Overview" of our 2021 Form 10-K and Note 14, "Acquisitions" for additional details regarding the Heights Finance and Flexiti acquisitions. Both acquisitions were accounted for under the purchase method and thus their results of operations are included in our financial statements commencing as of their respective acquisition dates.

In 2017, we made our first investment in Katapult, an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. In June 2021, Katapult merged with FinServ, resulting in a new publicly traded company (NASDAQ: KPLT). Refer to "Item 1—Business—Company Overview" of our 2021 Form 10-K for additional information about the merger and its benefits to us. In the fourth quarter of 2021, we acquired an additional 2.6 million shares of common stock of Katapult for an aggregate purchase price of $10.0 million. Our fully diluted ownership of Katapult as of March 31, 2022 was 25.2%, which assumes full pay-out of earn-out shares.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021

Beginning January 1, 2022, we began reporting "Interest and fees revenue," "Insurance premiums and commissions" and "Other revenue" in place of our previously reported "Revenue" on our Condensed Statements of Operations. Prior period presentations have been revised to conform to the current period presentation.

The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "--Segment Analysis" below.

(in thousands, unaudited)	Three Months Ended March 31,
	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$264,956	$179,123	$85,833	47.9%
Insurance premiums and commissions	18,260	11,569	6,691	57.8%
Other revenue	6,980	5,859	1,121	19.1%
Total revenue	290,196	196,551	93,645	47.6%
Provision for losses	97,531	36,145	61,386	#
Net revenue	192,665	160,406	32,259	20.1%
Operating Expenses
Salaries and benefits	79,729	54,917	24,812	45.2%
Occupancy	17,037	14,347	2,690	18.7%
Advertising	10,500	8,084	2,416	29.9%
Direct operations	20,274	11,969	8,305	69.4%
Depreciation and amortization	9,814	4,965	4,849	97.7%
Other operating expense	16,112	12,952	3,160	24.4%
Total operating expense	153,466	107,234	46,232	43.1%
Other expense (income)
Interest expense	38,341	19,539	18,802	96.2%
Income from equity method investment	(1,584)	(546)	(1,038)	#
Total other expense	36,757	18,993	17,764	93.5%
Income before income taxes	2,442	34,179	(31,737)	(92.9)%
Provision for income taxes	1,106	8,444	(7,338)	(86.9)%
Net income	$1,336	$25,735	$(24,399)	(94.8)%
# - Variance greater than 100% or not meaningful

The decline in Net Income was primarily driven by year-over-year comparisons for the provision for loan losses and, secondarily, higher interest expense. Government stimulus and other pandemic-related behavior reduced demand, increased payment rates and lowered loss rates in the first quarter of 2021, resulting in a provision for loan losses that was $16.5 million less than net charge-offs ("NCOs"). Credit normalization and strong sequential loan growth in the first quarter of 2022 resulted in a provision for loan losses that exceeded NCOs by $12.1 million, which included the impact of purchase accounting. This year-over-year shift resulted in a $28.7 million pretax swing year over year. Interest expense increased because of the additional 7.50% Senior Secured Notes issued to finance, in part, (i) the Heights Finance acquisition and (ii) the expansion of non-recourse asset-backed facilities to support loan growth.
Revenue
During the three months ended March 31, 2022, total revenue increased $93.6 million, or 47.6%, to $290.2 million, compared to the prior-year period driven by our acquisitions of Flexiti and Heights Finance, and secondarily by growth in Canada Direct Lending. Specifically, the main components were:
•U.S. revenue increase of $61.9 million, or 45.4%, as a result of our Heights Finance acquisition, which accounted for $65.7 million of total revenue for the first quarter of 2022. Excluding Heights Finance, U.S. revenue decreased $3.8 million, primarily due to the Runoff Portfolios. Excluding Runoff Portfolios and Heights Finance, total U.S. revenue increased $13.6 million, or 11.9%, for the three months ended March 31, 2022 compared to the three months ended

March 31, 2021;
•Canada Direct Lending revenue increase of $13.0 million, or 22.3%; and
•Canada POS Lending revenue of $20.3 million, an increase of $18.7 million compared to the three months ended March 31, 2021, which Flexiti's results only after its acquisition on March 10, 2021.

The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Three Months Ended
	March 31, 2022					March 31, 2021
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$26,913	$45,455	$18,655	$91,023	31.4%	$26,923	$34,368	$1,444	$62,735	31.9%
Installment	162,824	11,109	—	173,933	59.9%	105,941	10,447	—	116,388	59.2%
Total interest and fees	189,737	56,564	18,655	264,956	91.3%	132,864	44,815	1,444	179,123	91.1%
Insurance premiums and commissions	5,001	13,023	236	18,260	6.3%	—	11,569	32	11,601	5.9%
Other revenue	3,661	1,901	1,418	6,980	2.4%	3,628	2,056	143	5,827	3.0%
Total revenue	$198,399	$71,488	$20,309	$290,196	100.0%	$136,492	$58,440	$1,619	$196,551	100.0%

Product revenue for the three months ended March 31, 2022

•Revolving LOC
◦Revolving LOC revenue for the three months ended March 31, 2022 increased $28.3 million, or 45.1%, compared to the prior-year period, driven by growth in Canada Direct Lending revenue of $11.1 million, or 32.3%, and Canada POS lending of $17.2 million.

•Installment
◦Installment revenue for the three months ended March 31, 2022 increased $57.5 million, or 49.4%, compared to the prior-year period. The increase was a result of our acquisition of Heights Finance in the fourth quarter of 2021, which accounted for $60.4 million of Installment revenue in the first quarter of 2022. Excluding Heights Finance, Installment revenue decreased $2.8 million, 2.4% as a result of Runoff Portfolios. For the three months ended March 31, 2022, Installment revenues excluding Runoff Portfolios and Heights Finance increased $11.8 million, or 12.1%, compared to the prior-year period.

•Insurance premiums and commissions
◦Insurance premiums and commissions for the three months ended March 31, 2022 increased $6.7 million, or 57.4%, compared to the prior-year period, primarily driven by our acquisition of Heights Finance, which offers customary opt-in insurance and accounted for $5.0 million of insurance premiums and commissions revenue in the first quarter of 2022. Canada Direct Lending grew $1.5 million, or 12.6%, year over year due to the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

•Other revenue
◦Other revenue for the three months ended March 31, 2022 increased $1.2 million, or 19.8%, versus the prior-year period as Canada POS Lending included a full quarter of revenue in 2022.

Provision for losses

•Provision for losses increased by $61.4 million, or 169.8%, for the three months ended March 31, 2022 compared to the prior-year period, primarily driven by:
◦Continued normalization associated with loan growth as customers return to pre-COVID-19 payment behaviors as compared to the prior year, when customers received government stimulus payments. In the first quarter of 2021, the U.S. provision for loan losses was $13.3 million less than NCOs due to March 2021 government stimulus payments, which improved customer repayment rates and reduced NCOs and past-due rates to historic lows. In the first quarter of 2022, the U.S. provision for loan losses, excluding Heights Finance, was $0.8 million less than NCOs as the seasonal sequential decline was lower compared to prior year, and NCO rates continued to normalize;
◦Full quarter of provision for losses for our Heights Finance acquisition of $20.7 million;

◦Full quarter of provision for loan losses for Canada POS Lending of $8.7 million, an increase of $7.9 million compared to the prior-year period;
◦Loan growth, driven by strong consumer demand, across all loan portfolios compared to the same period in the prior year; and
◦Higher NCO and past-due rates, as COVID-19 Impacts lessened compared to the same period in the prior year. Refer to "Segment Analysis" sections below for additional details.

Operating Expenses

The following table summarizes operating expenses for the period indicated:

(in thousands, unaudited)	Three Months Ended March 31,
	2022	2021	Change $	Change %
Operating Expenses
Salaries and benefits	$79,729	$54,917	$24,812	45.2%
Occupancy	17,037	14,347	2,690	18.7%
Advertising	10,500	8,084	2,416	29.9%
Direct operations	20,274	11,969	8,305	69.4%
Depreciation and amortization	9,814	4,965	4,849	97.7%
Other operating expense	16,112	12,952	3,160	24.4%
Total operating expense	$153,466	$107,234	$46,232	43.1%

Operating expenses increased $46.2 million, or 43.1%, primarily driven by:
•Salaries and benefits were $79.7 million for the three months ended March 31, 2022, an increase of $24.8 million, or 45.2%, compared to the prior-year period. Excluding costs associated with Heights Finance, salaries and benefits increased $4.6 million, or 8.4%, primarily due to a full quarter of Canada POS Lending salaries and benefits expense;

•Occupancy costs were $17.0 million for the three months ended March 31, 2022, an increase of $2.7 million, or 18.7%, compared to the prior-year period. Excluding costs associated with Heights Finance, occupancy costs decreased $1.4 million, or 9.4%, primarily due to store closures in the U.S. during the second and third quarters of 2021;

•Advertising costs increased $2.4 million, or 29.9%, year over year on more normalized spend compared to the first quarter of 2021, which continued to be affected by COVID-19 Impacts;

•Direct operations were $20.3 million for the three months ended March 31, 2022, an increase of $8.3 million, or 69.4%, compared to the prior-year period. Excluding costs associated with Heights Finance, direct operations increased $5.2 million, or 43.2%, primarily due to higher volume, resulting in higher collection and variable processing costs, as well as a full quarter of Canada POS Lending direct operations of $3.7 million for the first quarter of 2022;

•Depreciation and amortization expense for the three months ended March 31, 2022 increased $4.8 million, or 97.7%, compared to the prior-year period, primarily due a full quarter of Canada POS Lending expense associated with the amortization of capitalized software development costs, partially offset by store closures in the U.S. during the second and third quarters of 2021; and

•Other operating expenses were $16.1 million for the three months ended March 31, 2022, an increase of $3.2 million, or 24.4%, compared to the prior-year period, primarily driven by our acquired Heights Finance business. Refer to "Segment Analysis" sections below for additional details.

Other Expense (Income)

The following table summarizes other expenses (income) for the period indicated:

(in thousands, unaudited)	Three Months Ended March 31,
	2022	2021	Change $	Change %
Other expense (income)
Interest expense	$38,341	$19,539	$18,802	96.2%
Income from equity method investment	(1,584)	(546)	(1,038)	#
Total other expense	$36,757	$18,993	$17,764	93.5%
# - Variance greater than 100% or not meaningful

Other expenses increased $17.8 million, or 93.5% primarily driven by:

•Interest expense for the three months ended March 31, 2022 increased $18.8 million, or 96.2%, primarily related to (i) interest on non-recourse debt assumed with the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes in the fourth quarter of 2021, (iii) interest on Flexiti's warehouse and securitization facilities, and (iv) higher utilization of the Canada SPV facility,

•Partially offset by our share of Katapult's income of $1.6 million, which included a gain from revaluing Katapult's public and private warrant liability, compared to $0.5 million in the prior year.

Provision for Income Taxes

The effective income tax rate for the three months ended March 31, 2022 was 45.3%. The effective income tax rate was higher than the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of lower income before tax combined with $0.3 million lost tax benefits of non-deductible officers’ compensation and $0.3 million tax expense related to share-based compensation. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the three months ended March 31, 2022 was 31.9%.

Loan Volume and Portfolio Performance Analysis

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivables includes loans originated by third-party lenders through CSO programs, which are not included in the unaudited Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender:

	As of
(in thousands, unaudited)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
U.S.
Revolving LOC	$49,077	$52,532	$51,196	$47,277	$43,387
Installment - Company Owned	589,652	609,413	137,987	139,234	142,396
Canada Direct Lending
Revolving LOC	424,485	402,405	366,509	337,700	319,307
Installment	23,578	24,792	24,315	23,564	24,385
Canada POS Lending
Revolving LOC	541,776	459,176	302,349	221,453	201,539
Company Owned gross loans receivable	$1,628,568	$1,548,318	$882,356	$769,228	$731,014
Gross loans receivable Guaranteed by the Company	44,420	46,317	43,422	37,093	32,439
Gross combined loans receivable (1)	$1,672,988	$1,594,635	$925,778	$806,321	$763,453
(1) See a description of non-GAAP Financial Measures in "Supplemental Non-GAAP Financial Information."

Gross combined loans receivable increased $909.5 million, or 119.1%, to $1,673.0 million as of March 31, 2022, from $763.5 million as of March 31, 2021. The increase was driven by:

•$462.9 million of gross loans receivable from Heights Finance;
•Canada POS Lending growth of $340.2 million, or 168.8%
•Canada Direct Lending growth of $104.4 million, or 30.4%; and
•U.S. gross combined loans receivable growth of $2.1 million, or 0.9%, excluding Heights Finance. U.S. year-over-year growth was affected by the Runoff Portfolios, and additional government stimulus in the first half of 2021. Excluding the Runoff Portfolios and Heights Finance, U.S. gross combined loans receivable grew $52.8 million, or 34.2%.

Sequentially, gross combined loans receivable increased $78.4 million, or 4.9%, primarily driven by Canada POS Lending growth of $82.6 million, or 18.0%, and Canada Direct Lending Revolving LOC growth of $22.1 million, or 5.5%. Gross combined loans receivable performance by product is described further in the following sections.

Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated (all periods unaudited except for Q4 2021). We report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending.

U.S. Portfolio Performance

(in thousands, except percentages)	Q1 2022	Q4 2021(1)	Q3 2021	Q2 2021	Q1 2021
Gross combined loans receivable (2)
Revolving LOC	$49,077	$52,532	$51,196	$47,277	$43,387
Installment loans - Company Owned	589,652	137,782	137,987	139,234	142,396
Total U.S. Company Owned gross loans receivable	638,729	190,314	189,183	186,511	185,783
Installment loans - Guaranteed by the Company (3)	44,420	46,317	43,422	37,093	32,439
Total U.S. gross combined loans receivable (2)	$683,149	$236,631	$232,605	$223,604	$218,222

Lending Revenue:
Revolving LOC	$26,913	$27,911	$27,377	$24,091	$26,923
Installment loans - Company Owned	113,833	56,820	57,659	55,918	64,516
Installment loans - Guaranteed by the Company (3)	48,991	47,348	43,377	34,908	41,425
Total U.S. lending revenue	$189,737	$132,079	$128,413	$114,917	$132,864

Lending Provision:
Revolving LOC	$9,577	$11,592	$8,140	$6,621	$5,039
Installment loans - Company Owned	32,962	18,618	16,792	14,048	11,159
Installment loans - Guaranteed by the Company (3)	21,749	25,967	23,146	12,583	9,648
Total U.S. lending provision	$64,288	$56,177	$48,078	$33,252	$25,846

NCO rate (4)
Revolving LOC	19.8%	22.1%	16.9%	16.0%	20.0%
Installment loans - Company Owned	6.0%	14.3%	14.1%	13.2%	11.2%
Total U.S. Company Owned NCO rate	7.1%	16.4%	14.8%	13.9%	13.3%
Installment loans - Guaranteed by the Company (3)	47.4%	58.1%	53.2%	34.6%	31.7%
Total U.S. NCO rate	14.7%	24.4%	21.6%	17.2%	16.2%

ALL and CSO Liability for Losses rate (4)
Revolving LOC	26.7%	25.9%	26.3%	28.9%	33.0%
Installment loans - Company Owned	4.2%	12.7%	13.4%	15.3%	18.1%
Total U.S. Company Owned ALL rate	5.9%	16.3%	16.9%	18.7%	21.6%
Installment loans - Guaranteed by the Company (3)	16.1%	14.9%	16.1%	14.2%	14.6%

(in thousands, except percentages)	Q1 2022	Q4 2021(1)	Q3 2021	Q2 2021	Q1 2021
Total ALL and CSO Liability for Losses rate	6.6%	16.0%	16.8%	18.0%	20.6%

Past-due rate (5)
Revolving LOC	29.7%	30.5%	30.5%	26.6%	26.3%
Installment loans - Company Owned	19.1%	19.4%	20.1%	18.7%	18.0%
Total U.S. Company Owned past-due rate	19.9%	22.5%	22.9%	20.7%	19.9%

Installment loans - Guaranteed by the Company (3)	18.5%	17.7%	19.8%	17.4%	12.8%

(1) On December 27, 2021, we acquired Heights Finance, which accounted for approximately $472 million of U.S. Installment loans as of December 31, 2021. As the period between December 27, 2021 and December 31, 2021 did not result in material loan performance, we have excluded Heights Finance from the table for the fourth quarter of 2021.

(2) Non-GAAP measure. For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
(3) Includes loans originated by third-party lenders through CSO programs. Installment gross loans receivable Guaranteed by the Company are not included in the Consolidated Financial Statements.
(4) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(5) We calculate (i) ALL and CSO Liability for losses rate and (ii) past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

U.S. Net Revenue

U.S. revenues increased by $61.9 million, or 45.4%, to $198.4 million, for the three months ended March 31, 2022, compared to the prior-year period as a result of our acquisition of Heights Finance, with loan balances in our legacy U.S. business being affected by the Runoff Portfolios. See the loan performance discussions below for further details. Excluding Heights Finance and the impacted Runoff Portfolios, U.S. revenues increased $13.6 million, or 11.9%, year over year.

The provision for losses increased $40.8 million, or 156.5%, year over year, primarily driven by (i) normalized provisioning on loan growth as customer behavior returns to pre-COVID-19 levels, (ii) full quarter provision for our Heights Finance acquisition, and (iii) higher NCO and past-due rates as COVID-19 Impacts lessened compared to the same period in the prior year. Excluding Heights Finance, U.S. NCO and past-due rates, including loans Guaranteed by the Company, increased by 440 bps, or 27.2%, and 240 bps, or 12.7%, respectively, year over year.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of March 31, 2022 increased $5.7 million, or 13.1%, compared to the prior year. NCO rates improved 20 bps year over year and 230 bps sequentially. Past-due rates rose 340 bps year over year from COVID-19 Impacts in the prior year and improved 80 bps sequentially.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of March 31, 2022 increased $447.3 million, or 314.1%, and revenue increased $49.3 million, or 76.4%, compared to the prior year, primarily as a result of our acquisition of Heights Finance, partially offset by the Runoff Portfolios. NCO rates improved 500 bps year over year and 820 bps sequentially as a result of Heights Finance. Past-due rates rose 110 bps year over year from COVID-19 Impacts in the prior year and improved sequentially.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company increased $12.0 million, or 36.9%, year over year. For the three months ended March 31, 2022, NCO rates increased from 31.7% to 47.4% year over year primarily due to loan growth, and within this growth a shift to more new borrowers versus seasoned borrowers and more online originations versus store-based, both of which carry higher risk in their early stages. Past-due rates rose 575 bps year over year from COVID-19 Impacts in the prior year.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$189,737	$132,864	$56,873	42.8%
Insurance premiums and commissions	5,001	—	5,001	#
Other revenue	3,661	3,628	33	0.9%
Total revenue	198,399	136,492	61,907	45.4%
Provision for losses	66,825	26,056	40,769	#
Net revenue	131,574	110,436	21,138	19.1%
Operating expenses
Salaries and benefits	59,661	41,510	18,151	43.7%
Occupancy	10,934	8,535	2,399	28.1%
Advertising	9,262	7,141	2,121	29.7%
Direct operations	13,674	9,123	4,551	49.9%
Depreciation and amortization	4,559	3,126	1,433	45.8%
Other operating expense	12,851	10,458	2,393	22.9%
Total operating expenses	110,941	79,893	31,048	38.9%
Other expense (income)
Interest expense	27,685	16,358	11,327	69.2%
Income from equity method investment	(1,584)	(546)	(1,038)	#
Total other expense	26,101	15,812	10,289	65.1%
Segment operating (loss) income	(5,468)	14,731	(20,199)	#
Interest expense	27,685	16,358	11,327	69.2%
Depreciation and amortization	4,559	3,126	1,433	45.8%
EBITDA (1)	26,776	34,215	(7,439)	(21.7)%
Restructuring costs	1,069	—	1,069
Legal and other costs	87	—	87
Income from equity method investment	(1,584)	(546)	(1,038)
Transaction costs	168	3,160	(2,992)
Acquisition-related adjustments	3	—	3
Share-based compensation	3,503	2,683	820
Other adjustments	(245)	(246)	1
Adjusted EBITDA (1)	$29,777	$39,266	$(9,489)	(24.2)%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

U.S. Segment Results - For the Three Months Ended March 31, 2022 and 2021

For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended March 31, 2022 and 2021, see "U.S. Portfolio Performance," above.

Operating expenses for the three months ended March 31, 2022 were $110.9 million, an increase of $31.0 million, or 38.9%, compared to $79.9 million for the three months ended March 31, 2021, primarily driven by $33.8 million of operating expenses associated with Heights Finance.

U.S. interest expense for the three months ended March 31, 2022 increased $11.3 million, or 69.2%, primarily driven by interest on debt assumed in the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes, and (iii) higher interest expense on the U.S. SPV facility.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag. We recorded income of $1.6 million for the three months ended March 31, 2022. We own 25.2% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of March 31, 2022.

Canada Direct Lending Portfolio Performance

(in thousands, except percentages)	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Gross loans receivable
Revolving LOC	$424,485	$402,405	$366,509	$337,700	$319,307
Installment loans	23,578	24,792	24,315	23,564	24,385
Total gross loans receivable	$448,063	$427,197	$390,824	$361,264	$343,692

Lending Revenue:
Revolving LOC	$45,455	$43,943	$40,239	$37,450	$34,368
Installment loans	11,109	11,416	11,331	10,541	10,447
Total lending revenue	$56,564	$55,359	$51,570	$47,991	$44,815

Lending Provision:
Revolving LOC	$19,156	$20,080	$11,375	$7,066	$7,909
Installment loans	2,723	2,945	2,512	1,438	1,234
Total lending provision	$21,879	$23,025	$13,887	$8,504	$9,143

NCO rate (1)
Revolving LOC	5.2%	3.9%	2.8%	3.3%	3.6%
Installment loans	10.9%	11.2%	10.2%	6.3%	6.5%
Total NCO rate	5.5%	4.4%	3.3%	3.5%	3.8%

ALL rate (2)
Revolving LOC	7.2%	8.0%	7.5%	7.9%	9.4%
Installment loans	8.8%	8.0%	7.4%	7.5%	7.5%
Total ALL rate	7.3%	8.0%	7.5%	7.9%	9.2%

Past-due rate (2)
Revolving LOC	8.0%	8.9%	6.8%	5.8%	6.4%
Installment loans	2.0%	2.2%	2.0%	2.3%	2.1%
Total past-due rate	7.7%	8.5%	6.5%	5.5%	6.1%

(1) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(2) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

Canada Direct Lending Net Revenue

Canada Direct Lending revenue increased year over year by $13.0 million, or 22.3%, ($13.1 million, or 22.4%, on a constant currency basis), for the three months ended March 31, 2022, due to the growth of Revolving LOC loans in Canada.

The provision for losses increased $12.8 million, or 138.2%, ($12.8 million, or 138.3%, on a constant currency basis), to $22.0 million for the three months ended March 31, 2022, compared to $9.2 million in the prior-year period. The increase in provision for losses was primarily driven by (i) normalized provisioning on loan growth as customer behavior returns to pre-COVID-19 levels, and (ii) higher NCO and past-due rates as COVID-19 Impacts lessened compared to the same period in the prior year.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $105.2 million, or 32.9%, ($103.0 million, or 32.3%, on a constant currency basis) year over year and $22.1 million, or 5.5% ($15.1 million, or 3.7%, on a constant currency basis) sequentially. Revolving LOC revenue increased $11.1 million, or 32.3%, year over year and $1.5 million, or 3.4%, sequentially

($11.1 million, or 32.3%, and $1.7 million, or 4.0%, respectively, on a constant currency basis). The quarterly NCO rate increased year over year from 3.6% to 5.2% as of March 31, 2022 and from 3.9% to 5.2% as of March 31, 2022 as COVID-19 Impacts lessened compared to the same period in the prior year. Past-due rates rose 160 bps year over year but improved 80 bps sequentially.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $0.7 million, or 6.3%, ($0.7 million, or 6.4%, on a constant currency basis) year over year. Installment gross loans receivable decreased $0.8 million, or 3.3% ($0.9 million, or 3.8%, on a constant currency basis) year over year. The year-over-year decrease in Installment loans was due to a continued shift to Revolving LOC loans. The NCO rate increased year over year from 6.5% to 10.9% as of March 31, 2022 as COVID-19 Impacts lessened compared to the same period in the prior year. The year-over-year and sequential past-due rate for Installment loans remained consistent.

Canada Direct Lending Results of Operations

	Three Months Ended March 31,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$56,564	$44,815	$11,749	26.2%
Insurance premiums and commissions	13,023	11,569	1,454	12.6%
Other revenue	1,901	2,056	(155)	(7.5)%
Total revenue	71,488	58,440	13,048	22.3%
Provision for losses	21,992	9,234	12,758	#
Net revenue	49,496	49,206	290	0.6%
Operating expenses
Salaries and benefits	13,398	12,287	1,111	9.0%
Occupancy	5,877	5,802	75	1.3%
Advertising	938	904	34	3.8%
Direct operations	2,853	2,118	735	34.7%
Depreciation and amortization	1,123	1,126	(3)	(0.3)%
Other operating expense	2,832	2,367	465	19.6%
Total operating expenses	27,021	24,604	2,417	9.8%
Other expense
Interest expense	4,030	2,355	1,675	71.1%
Total other expense	4,030	2,355	1,675	71.1%
Segment operating income	18,445	22,247	(3,802)	(17.1)%
Interest expense	4,030	2,355	1,675	71.1%
Depreciation and amortization	1,123	1,126	(3)	(0.3)%
EBITDA (1)	23,598	25,728	(2,130)	(8.3)%
Share-based compensation	115	—	115	#
Other adjustments	87	41	46
Adjusted EBITDA (1)	$23,800	$25,769	$(1,969)	(7.6)%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Results of Consolidated Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada Direct Lending Segment Results - For the Three Months Ended March 31, 2022 and 2021
For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended March 31, 2022 and 2021, see "Canada Direct Lending Portfolio Performance" above.

Canada Direct Lending operating expenses were $27.0 million for the three months ended March 31, 2022, an increase of $2.4 million, or 9.8%, ($2.4 million, or 9.9%, on a constant currency basis), compared to the prior year, primarily due to higher variable costs, primarily collection and financial service fees, on higher volume year over year.

Interest expense for the three months ended March 31, 2022 was $4.0 million compared to $2.4 million for the three months ended March 31, 2021 due to higher utilization of the Canada SPV facility.

Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021
Revolving LOC
Total gross loans receivable	$541,776	$459,176	$302,349	$221,453	$201,539
Total lending revenue	$18,655	$13,704	$10,646	$6,495	$1,383
Total lending provision	$8,714	$12,511	$8,285	$2,986	$855
NCO rate (1)(2)	0.5%	0.5%	0.7%	0.7%	NM (3)
ALL rate (4)	5.1%	4.8%	3.8%	2.1%	0.3%
Past-due rate (4)(5)	4.2%	4.1%	4.8%	5.4%	5.7%

(1) For the second, third and fourth quarters of 2021, NCOs presented above include $2.4 million, $0.6 million and $0.8 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.
(2) We calculate NCO rate as total NCOs divided by Average gross loans receivables.
(3) Not material or not meaningful.
(4) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable (excluding the fair value discount on acquired loans) at each respective quarter end.
(5) The past-due rate for Canada POS Lending for loans 31+ days past-due were 2.2%, 1.9%, 2.1%, 2.6% and 3.0% for the three months ended March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively.

Canada POS Lending Revolving LOC loan performance

Canada POS Lending revenue increased year over year by $18.7 million driven by (i) a full quarter of revenue as of March 31, 2022 compared to a partial quarter in the prior year, and (ii) year-over-year loan growth of $340.2 million, or 168.8%. The increase in gross loans receivables were driven by new merchant partners throughout 2021, the most notable being LFL, Canada's largest home furnishings retailer. Revolving LOC gross loans receivable generally charge-off at 180 days past due. The NCO and past-due rates for the quarter were 0.5% and 4.2%, respectively, and remained consistent sequentially. Past-due rates improved year over year by 140 bps.

Originations for the three months ended March 31, 2022 were C$255.3 million, an increase of C$170.3 million, or 200.2%, from the prior-year period of C$85.0 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $82.6 million, or 18.0%.

Canada POS Lending Results of Operations

	Three Months Ended March 31,
(dollars in thousands, unaudited)	2022	2021 (1)
Revenue
Interest and fees revenue	$18,655	$1,444
Insurance premiums and commissions	236	—
Other revenue	1,418	175
Total revenue	20,309	1,619
Provision for losses	8,714	855
Net revenue	11,595	764
Operating expenses
Salaries and benefits	6,670	1,120
Occupancy	226	10
Advertising	300	39
Direct operations	3,747	728
Depreciation and amortization	4,132	713
Other operating expense	429	127
Total operation expenses	15,504	2,737
Other expense
Interest expense	6,626	826
Total other expense	6,626	826
Segment operating loss	(10,535)	(2,799)
Interest expense	6,626	826
Depreciation and amortization	4,132	713
EBITDA (2)	223	(1,260)
Acquisition-related adjustments	218	—
Change in fair value of contingent consideration	(264)	—
Share-based compensation	475	—
Other adjustments	70	—
Adjusted EBITDA (2)	$722	$(1,260)
# - Variance greater than 100% or not meaningful.
(1) The totals reported for the quarter ended March 31, 2021 include results from the date of acquisition, March 10, 2021, through March 31, 2021.
(2) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada POS Lending Segment Results - For the Three Months Ended March 31, 2022 and 2021

A comparison of the year-over-year results for the three months ended March 31, 2022 compared to March 31, 2021 are not meaningful as we acquired Flexiti as of March 10, 2021. For a discussion of revenue, provision for losses and related gross loans receivables, see the "Canada POS Lending Portfolio Performance," above for the three months ended March 31, 2022.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•Adjusted Net Income and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income plus or minus certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, restructuring costs, adjustments related to acquisition accounting, share-based compensation, intangible asset amortization and cumulative tax effect of applicable adjustments, on a total and per share basis);
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

We believe that the presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company's operations. We believe that these non-GAAP financial measures reflect an additional way of viewing aspects of the business that, when viewed with the Company's U.S. GAAP results, provide a more complete understanding of factors and trends affecting the business.
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

We provide non-GAAP financial information for informational purposes and to enhance understanding of the U.S. GAAP Consolidated Financial Statements. Adjusted Net Income, Adjusted Earnings per Share, EBITDA, Adjusted EBITDA and Gross Combined Loans Receivable should not be considered as alternatives to income, segment operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flows from operating activities or any other liquidity measure derived in accordance with U.S. GAAP. Readers should consider the information in addition to, but not instead of or superior to, the financial statements prepared in accordance with U.S. GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

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

We calculate Adjusted Earnings per Share utilizing diluted shares outstanding at year-end. If the Company records a loss under U.S. GAAP, shares outstanding utilized to calculate Diluted Earnings per Share are equivalent to basic shares outstanding. Shares outstanding utilized to calculate Adjusted Earnings per Share reflect the number of diluted shares the Company would have reported if reporting net income under U.S. GAAP.

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

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Net income	$1,336	$25,735	$(24,399)	(95)%
Adjustments:
Restructuring costs (1)	1,069	—
Legal and other costs (2)	87	—
Income from equity method investment (3)	(1,584)	(546)
Transaction costs (4)	168	3,160
Acquisition-related adjustments (5)	221	—
Change in fair value of contingent consideration (6)	(264)	—
Share-based compensation (7)	4,093	2,683
Intangible asset amortization (8)	2,977	831
Cumulative tax effect of adjustments (9)	(1,828)	(1,735)
Adjusted Net Income	$6,275	$30,128	$(23,853)	(79.2)%

Net income	$ 1,336	$ 25,735
Diluted Weighted Average Shares Outstanding	41,308	43,596
Adjusted Diluted Weighted Average Shares Outstanding	41,308	43,596
Diluted Earnings per Share	$0.03	$0.59	$(0.56)	(94.9)%
Per Share impact of adjustments to Net income	0.12	0.10
Adjusted Diluted Earnings per Share	$0.15	$0.69	$(0.54)	(78.3)%
Note: Footnotes follow Reconciliation of Net income table on the next page

Reconciliation of Net Income to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Net income	$1,336	$25,735	$(24,399)	(94.8)%
Provision for income taxes	1,106	8,444	(7,338)	(86.9)%
Interest expense	38,341	19,539	18,802	96.2%
Depreciation and amortization	9,814	4,965	4,849	97.7%
EBITDA	50,597	58,683	(8,086)	(13.8)%
Restructuring costs (1)	1,069	—
Legal and other costs (2)	87	—
Income from equity method investment (3)	(1,584)	(546)
Transaction costs (4)	168	3,160
Acquisition-related adjustments (5)	221	—
Change in fair value of contingent consideration (6)	(264)	—
Share-based compensation (7)	4,093	2,683
Other adjustments (10)	(88)	(205)
Adjusted EBITDA	$54,299	$63,775	$(9,476)	(14.9)%
Adjusted EBITDA Margin	18.7%	32.4%
# - Change greater than 100% or not meaningful

(1)	Restructuring costs for the three months ended March 31, 2022 resulted from U.S. store closures and related costs and certain severance payments to eliminate duplicate roles.
(2)	Legal and other costs for the three months ended March 31, 2022 primarily related to settlement costs related to certain legal matters.
(3)	The amount reported is our share of Katapult's U.S. GAAP net income, recognized on a one quarter lag.
(4)
Transaction costs for the three months ended March 31, 2022 relate to our Heights Finance acquisition in December 2021.

Transaction costs for the three months ended March 31, 2021 relate to the acquisition of Flexiti in March 2021.

(5)	During the three months ended March 31, 2022, $0.2 million of acquisition-related adjustments relate to the acquired Flexiti loan portfolio as of March 10, 2021.
(6)	In connection with our acquisition of Flexiti, we recorded a $0.3 million adjustment related to the fair value of the contingent consideration for the three months ended March 31, 2022.
(7)	The estimated fair value of share-based awards was recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(8)	Intangible asset amortization in the determining ANI for the three months ended March 31, 2022 primarily included amortization of identifiable intangible assets established in connection with the acquisitions of Flexiti and Heights Finance.
(9)	Cumulative tax effect of adjustments included in Reconciliation of Net income to Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(10)	Other adjustments primarily reflect the intercompany foreign-currency exchange impact.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended March 31, 2022 and 2021, 31.6% and 30.6%, respectively, of our revenues were originated in Canada. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7893	0.7897	(0.0004)	(0.1)%

Balance Sheet - Exchange Rate as of March 31, 2022 and December 31, 2021

	March 31,	December 31,	Change
	2022	2021	$	%
Exchange Rate for the Canadian Dollar	0.7978	0.7846	0.0132	1.7%

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

We calculated the revenues and gross margin below for our Canada segments during the three months ended March 31, 2022 using the actual average exchange rate during the three months ended March 31, 2021 (in thousands, unaudited).

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$71,515	$58,440	$13,075	22.4%
Net revenue	49,513	49,206	307	0.6%
Segment operating income	18,450	22,247	(3,797)	(17.1)%
Canada POS Lending – constant currency basis(1):
Revenues	$20,319	$1,619	$18,700	1,155.0%
Net revenue	11,600	764	10,836	1,418.3%
Segment operating income	(10,539)	(2,799)	(7,740)	276.5%
(1) The totals reported for the quarter ended March 31, 2021 include results from the date of acquisition, March 10, 2021, through March 31, 2021.

We calculated gross loans receivable for our Canada segments below as of March 31, 2022 using the actual exchange rate as of December 31, 2021 (in thousands, unaudited).

	March 31,	December 31,	Change
	2022	2021	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$440,665	$427,197	$13,468	3.2%
Canada POS Lending – constant currency basis:
Gross loans receivable	$532,830	$459,176	$73,654	16.0%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are (i) cash provided by operations, (ii) our revolving credit facilities and our non-recourse funding facilities, as further described in Note 5, "Debt" of the Notes to the Consolidated Financial Statements, and (iii) funds from third-party lenders under our CSO programs.

As of March 31, 2022, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our growth strategy in both the U.S. and Canada, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. In the first quarter of 2021, our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%. Additionally, in

May 2021 our Board of Directors authorized a $50.0 million share repurchase program which concluded in February 2022. A new $25.0 million share repurchase program was authorized in February 2022, which will commence at our discretion. Refer to Note 15, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

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

We may also sell or securitize our assets, draw on our available revolving credit facility or line of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "—Cash Flows" below and other factors resulted in our available cash on hand of $60.2 million and our total liquidity of $117.7 million as of March 31, 2022. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisitions of Flexiti and Heights Finance have increased our product offerings to include customers in the near-prime and prime space. The acquisition of Flexiti allows us to tailor our current product structure to its POS model, potentially expanding to sub-prime customers. The acquisition of Heights Finance accelerates our strategic transition in the U.S. toward longer term, higher balance and lower rate credit products and provides us with access to a larger addressable market while mitigating regulatory risk. These initiatives to expand our product offerings and grow the U.S. and Canada businesses can materially impact our future cash flows. For further information regarding the acquisitions, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 13, "Goodwill," and Note 14, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements.

We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Counterparties	Balance as of March 31, 2022 (in USD)
7.50% Senior Secured Notes (due 2028) (2)	$1.0 billion	7.50%	August 1, 2028		$981,156
Senior Secured Revolving Credit Facility	$50.0 million	1-Mo LIBOR + 5.00%	June 30, 2022	BayCoast Bank; Stride Bank; Hancock-Whitney Bank; Metropolitan Commercial Bank	20,000
U.S. SPV	$200.0 million	1-Mo LIBOR + 6.25%	April 8, 2024	Atalaya Capital Management, MetaBank	45,843
Heights Finance SPV	$350.0 million	1-Mo LIBOR + 5.25%	December 31, 2024	Ares Capital	324,224
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	Waterfall Asset Management	240,661
Flexiti SPE(1)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	Credit Suisse (Class A); SPF (Class B)	234,754
Flexiti Securitization(1)	C$526.5 million	1-Mo CDOR + 3.59%	December 9, 2025	National Bank of Canada; Precision Trust, an affiliate of the Bank of Montreal; and WF Torca, Ltd., a fund managed by Waterfall Asset Management	243,447
CURO Canada Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	Royal Bank of Canada	—
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of March 31, 2022 are denominated in U.S. dollars.
(2) On July 30, 2021, we closed our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which was used to redeem our $690.0 million 8.25% Senior Secured Notes due 2025. On December 27, 2021, we issued an additional $250.0 million of our 7.50% Senior Secured Notes for a total capacity of $1.0 billion.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$83,733	$110,492
Net cash used in investing activities	(187,670)	(163,618)
Net cash provided by (used in) financing activities	110,322	(65)

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the Runoff Portfolios from regulatory changes.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $83.7 million, attributable to net income of $1.3 million, the effect of non-cash reconciling items of $107.5 million, and changes in our operating assets and liabilities of $25.1 million. Our non-cash reconciling items of $107.5 million primarily included $97.5 million of provision for losses and $9.8 million of depreciation and amortization. Our changes in operating assets and liabilities of $25.1 million were primarily related to (i) $41.6 million of lower accounts payable and accrued liabilities as a result of timing on the settlement of certain accruals, and (ii) $18.5 million of lower accrued interest on the 7.50% Senior Secured Notes related to timing of interest payments, partially offset by $28.5 million of lower accrued interest on our gross loans receivable.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $187.7 million, primarily due to net origination of loans of $176.3 million. In addition, we used cash to purchase $11.4 million of property, equipment and software, an increase from last year due to the acquisitions of Flexiti and Heights Finance.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $110.3 million. Net cash provided by financing activities included (i) $111.2 million of net proceeds from our non-recourse debt facilities and (ii) $20.0 million draw on our Senior Revolver, partially offset by (i) $13.5 million of share repurchases in the first quarter of 2022 and (ii) $4.8 million of cash dividends.

Critical Accounting Policies and Estimates

There have been no material changes to the information on critical accounting estimates described in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2021 Form 10-K for the year ended December 31, 2021.

Goodwill. We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

Our reporting units consist of the U.S., Canada Direct Lending and Canada POS Lending segments, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. As of the most recent annual goodwill impairment testing date (October 1, 2021), the U.S., Canada Direct Lending, and Canada POS Lending reporting units' estimated fair values exceeded their carrying value. As described in our 2021 Form 10-K, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or economic outlook. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2021.

For the three months ended March 31, 2022, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for any reporting unit.

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

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of March 31, 2022:

(in thousands)	March 31, 2022	Percent of Total	December 31, 2021	Percent of Total
U.S.	$359,779	83.5%	$359,779	83.7%
Canada Direct Lending (1)	30,610	7.1%	30,105	7.0%
Canada POS Lending (1)	40,578	9.4%	39,908	9.3%
Total Goodwill	$430,967		$429,792
(1) Changes in Goodwill between December 31, 2021 and March 31, 2022 are due to fluctuations in foreign exchange rates. Refer to Note 13, "Goodwill" for additional details.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2021, as described in our 2021 Form 10-K except for the following:

CFPB Supervisory Authority

The CFPB is expanding its supervisory authority using its Dormant Authority provided for in the Dodd-Frank Act. On April 25, 2022, the CFPB (or “Bureau”) announced that it will begin conducting supervisory examinations of non-bank financial entities (e.g., FinTechs) not currently subject to supervision and enforcement, if the Bureau believes the companies may be posing risks to consumers. The Bureau is also signaling that it may decide to publicly disclose some of its new supervisory activity so that other entities can be informed of areas the Bureau finds problematic. In the same announcement, the Bureau indicated that it is seeking public comments on a procedural rule to make the examination process more transparent.

CFPB Consumer Reviews

On March 22, 2022, the CFPB issued a compliance bulletin for financial companies and their service providers warning that restricting consumer reviews, silencing consumer reviews, pressuring consumers to remove a review, or posting fake reviews can violate the Consumer Review Fairness Act as well as constitute a UDAAP.

CFPB Anti-Discrimination

On March 16, 2022, CFPB announced that it was expanding its anti-discrimination efforts in all consumer finance markets. The announcement clarified that discrimination can be “unfair” and trigger UDAAP even though the discriminatory action could be covered under the Equal Credit Opportunity Act or another law. The CFPB updated its examination procedures manual for UDAAP to examine decision-making processes for assessing discriminatory risk and outcomes, including advertising, pricing, and other areas.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2021 Form 10-K. There have been no material changes to the quantitative and qualitative information presented therein.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2022, the Company has excluded the operations of Heights Finance as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The Heights Finance acquisition was completed on December 27, 2021. As of March 31, 2022, Heights Finance's assets represented approximately 20.9% of the Company’s consolidated assets and for the three months ended March 31, 2022, its revenues represented approximately 22.6% of the Company’s consolidated revenues.

See Note 14, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Heights Finance and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2022.

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

Internal Control over Financial Reporting

The Company is working to integrate Heights Finance into its overall internal control over financial reporting processes. Additionally, on March 10, 2021, the Company acquired Flexiti. See Note 14, "Acquisitions" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details. The Company continued the process of refining financial reporting controls on the operations associated with Flexiti as of March 31, 2022. Except for changes made in connection with the integration of Heights Finance and Flexiti, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 11, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
There were no material changes to our risk factors as described in our 2021 Form 10-K for the year ended December 31, 2021.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our common stock. The program commenced in June 2021 and was completed in February 2022.

The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(3) (in millions)
January 2022	765,602	$15.23	642,135	$2.6
February 2022	184,573	$14.08	182,342	$—
March 2022	85,145	$11.82	—	$—
Total	1,035,320	$14.75	824,477
(1) Includes shares withheld from employees as tax payments for shares issued under our stock-based compensation plans. See Note 11, "Share-based compensation" of the 2021 Form 10-K for additional details on our stock-based compensation plans.
(2) All shares purchased as part of a publicly announced plan were purchased under the 2021 Repurchase Program, described in this Item 2.
(3) As of the end of the period.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature page thereto	S-1	4.3	5/17/18
4.4	Description of the Company's Securities	10-K	4.4	3/9/20
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 3, 2022, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2022                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer