Form 10-Q
period 2022-06-30
CURO Group Holdings Corp.
filed 2022-08-09
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to__________
Commission File Number: 1-38315
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of August 5, 2022 there were 40,477,403 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
SECOND QUARTER ENDED June 30, 2022

PART I.     FINANCIAL INFORMATION

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which we extinguished during the third quarter of 2021
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit Access Business
Canada SPV	A four-year revolving credit facility with capacity up to C$400.0 million
CCF	Community Choice Financial, a consumer financial services company based in Dublin, Ohio that acquired our U.S. Legacy Direct Lending Business in July 2022
Curo Canada Revolving Credit Facility	C$10.0 million revolving credit facility (formerly known as Cash Money Revolving Credit Facility), maintained by CURO Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
CURO Canada	CURO Canada Corp, a wholly-owned Canadian subsidiary of the Company, formerly known as Cash Money Cheque Cashing Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
First Heritage	First Heritage Credit, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi we acquired in July 2022
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti SPE	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$500.0 million
Form 10-Q	This report on Form 10-Q for the quarter June 30, 2022
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through the CSO program which we guarantee but are not included in the unaudited Condensed Consolidated Financial Statements
Heights Finance	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired on December 27, 2021

Term or abbreviation	Definition
Heights Finance SPV	A non-recourse revolving credit facility, entered into concurrent with the acquisition of Heights Finance, with capacity up to $350.0 million
Katapult	Katapult Holdings, Inc. a lease-to-own platform for online platform for online, brick and mortar and omni-channel retailers.
LFL	LFL Group, Canada's largest home furnishings retailer.
LIBOR	London Inter-Bank Offered Rate
NCO	Net charge-off; total charge-offs less total recoveries
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
Runoff Portfolios	Collectively, certain loans impacted by (i) regulatory changes, including California, effective January 1, 2020, Virginia effective January 1, 2021 and Illinois, effective March 23, 2021, and (ii) the discontinuation of Verge Credit loans, loans originated and funded by a third-party bank, in April 2021.
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $50.0 million
Sequential	The change from one quarter to the next quarter
SOFR	Secured Overnight Financing Rate
SPAC	Special Purpose Acquisition Company
SPE	Special Purpose Entity
SPV	Special Purpose Vehicle
TDR	Troubled Debt Restructuring. Debt restructuring for which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
UDAAP	Unfair, deceptive, or abusive acts and practices
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U.S. SPV	An asset-backed revolving credit facility with capacity up to $200.0 million if certain conditions are met
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021

ASSETS
Cash and cash equivalents	$37,394	$63,179
Restricted cash (includes restricted cash of consolidated VIEs of $54,728 and $57,155 as of June 30, 2022 and December 31, 2021, respectively)	97,465	98,896
Gross loans receivable (includes loans of consolidated VIEs of $1,445,730 and $1,294,706 as of June 30, 2022 and December 31, 2021, respectively)	1,592,815	1,548,318
Less: Allowance for loan losses (includes allowance for loan losses of consolidated VIEs of $89,672 and $66,618 as of June 30, 2022 and December 31, 2021, respectively)	(90,286)	(87,560)
Loans receivable, net	1,502,529	1,460,758
Income taxes receivable	46,450	31,774
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $4,360 and $— as of June 30, 2022 and December 31, 2021, respectively)	25,370	42,038
Property and equipment, net	38,752	54,635
Investment in Katapult	28,157	27,900
Right of use asset - operating leases	64,602	116,300
Deferred tax assets	23,993	15,639
Goodwill	352,990	429,792
Intangibles, net	113,130	109,930
Other assets	8,558	9,755
Assets held for sale	338,779	—
Total Assets	$2,678,169	$2,460,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $10,966 and $9,886 as of June 30, 2022 and December 31, 2021, respectively)	$81,423	$121,434
Deferred revenue	23,425	21,649
Lease liability - operating leases	67,339	122,431
Contingent consideration related to acquisition	30,354	26,508
Income taxes payable	4	680
Accrued interest (includes accrued interest of consolidated VIEs of $3,701 and $3,279 as of June 30, 2022 and December 31, 2021, respectively)	34,970	34,974
Liability for losses on CSO lender-owned consumer loans	—	6,908
Debt (includes debt and issuance costs of consolidated VIEs of $1,166,069 and $8,471 as of June 30, 2022 and $979,500 and $14,428 as of December 31, 2021, respectively)	2,189,431	1,945,793
Other long-term liabilities	12,146	13,845
Deferred tax liabilities	12,360	6,044
Liabilities held for sale	111,137	—
Total Liabilities	2,562,589	2,300,266
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,155,864 and 49,684,080 shares issued; and 40,457,751 and 40,810,444 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 and 8,873,636 shares at the respective period ends	(136,832)	(124,302)
Paid-in capital	119,156	113,520
Retained earnings	169,498	203,467
Accumulated other comprehensive loss	(36,265)	(32,378)
Total Stockholders' Equity	115,580	160,330
Total Liabilities and Stockholders' Equity	$2,678,169	$2,460,596
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Interest and fees revenue	$278,331	$169,403	543,287	348,526
Insurance premiums and commissions	18,653	11,853	36,913	23,422
Other revenue	7,420	6,437	14,400	12,296
Total revenue	304,404	187,693	594,600	384,244
Provision for losses	129,546	45,165	227,077	81,310
Net revenue	174,858	142,528	367,523	302,934
Operating Expenses
Salaries and benefits	82,427	58,320	162,156	113,237
Occupancy	17,507	13,783	34,544	28,130
Advertising	12,707	7,043	23,207	15,127
Direct operations	20,293	13,699	40,567	25,668
Depreciation and amortization	8,672	7,435	18,486	12,400
Other operating expense	22,801	17,218	38,913	30,170
Total operating expenses	164,407	117,498	317,873	224,732
Other expense (income)
Interest expense	42,193	23,440	80,534	42,979
Loss (income) from equity method investment	1,328	(1,712)	(256)	(2,258)
Gain from equity method investment	—	(135,387)	—	(135,387)
Total other expense (income)	43,521	(113,659)	80,278	(94,666)
(Loss) income before income taxes	(33,070)	138,689	(30,628)	172,868
(Benefit) provision for income taxes	(6,990)	34,172	(5,884)	42,616
Net (loss) income	$(26,080)	$104,517	$(24,744)	$130,252

Earnings per share:
Basic (loss) earnings per share	$(0.65)	$2.51	$(0.61)	$3.13
Diluted (loss) earnings per share	$(0.65)	$2.39	$(0.61)	$2.99

Weighted average common shares outstanding:
Basic	40,376	41,655	40,372	41,580
Diluted	40,376	43,672	40,372	43,556

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(26,080)	$104,517	$(24,744)	$130,252
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(10,520)	4,714	(3,887)	8,569
Other comprehensive (loss) income	(10,520)	4,714	(3,887)	8,569
Comprehensive (loss) income	$(36,600)	$109,231	$(28,631)	$138,821

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(24,744)	$130,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,487	12,400
Provision for losses	227,077	81,310
Amortization of debt issuance costs and bond discount	4,302	2,954
Deferred income tax benefit	(679)	(3,481)
Loss on disposal of property and equipment	37	4,322
Loss from equity method investment	(256)	(2,258)
Gain from equity method investment	—	(135,387)
Change in fair value of contingent consideration	3,750	—
Share-based compensation	8,509	6,150
Changes in operating assets and liabilities:
Accrued interest on loans receivable	10,677	30,527
Prepaid expenses and other assets	(16)	(2,320)
Accounts payable and accrued liabilities	(36,460)	4,303
Deferred revenue	6,105	4,999
Income taxes payable	(979)	—
Income taxes receivable	(14,739)	29,910
Accrued interest	730	271
Other long-term liabilities	(592)	(1,057)
Net cash provided by operating activities	201,209	162,895
Cash flows from investing activities
Purchase of property, equipment and software	(22,249)	(7,169)
Loans receivable originated or acquired	(1,076,961)	(563,327)
Loans receivable repaid	613,718	421,123
Proceeds from Katapult	—	146,878
Acquisition of Flexiti, net of acquiree's cash received	—	(91,203)
Net cash used in investing activities	(485,492)	(93,698)
Cash flows from financing activities
Proceeds from SPV and SPE facilities	640,931	26,990
Payments on SPV and SPE facilities	(340,903)	(9,229)
Debt issuance costs paid	(587)	—
Proceeds from credit facilities	69,304	20,934
Payments on credit facilities	(69,193)	(20,934)
Proceeds from exercise of stock options	—	239
Payments to net share settle equity awards	(2,872)	(1,711)
Repurchase of common stock	(13,531)	(1,251)
Dividends paid to stockholders	(9,226)	(6,950)
Net cash provided by financing activities	273,923	8,088
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,299	273
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,061)	77,558
Cash, cash equivalents and restricted cash at beginning of period	162,075	268,108
Cash, cash equivalents and restricted cash at end of period	$153,014	$345,666

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and 2021 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$37,394	$276,367
Restricted cash (includes restricted cash of consolidated VIEs of $54,728 and $43,553 as of June 30, 2022 and June 30, 2021, respectively)	97,465	69,299
Cash classified as held for sale ($10,240 cash and cash equivalents and $7,915 restricted cash)	18,155	—
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$153,014	$345,666

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

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an Smaller Reporting Company (SRC) as defined by the SEC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2022. As such, we made the election and reflected SRC status beginning with our first quarterly report following the determination, as of and for the quarter ended June 30, 2022. We will reevaluate our status as of June 30, 2023.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented. Beginning January 1, 2022, the Company started reporting "Interest and fees revenue," "Insurance premiums and commissions," and "Other revenue" in place of the previously reported "Revenue" line item in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.

On May 19, 2022, the Company entered into a definitive agreement to sell its U.S. Legacy Direct Lending business to Community Choice Financial for total cash consideration of $345 million, including $35 million payable in monthly installment payments over the subsequent 12 months. The transaction closed on July 8, 2022. Refer to Note 16, "Subsequent Events" for further discussion. As a result, the Company reclassified the assets and liabilities of these entities as held for sale as of June 30, 2022.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Heights Finance, which was acquired on December 27, 2021. Refer to Note 14, "Acquisitions and Divestiture" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions

First Heritage Credit

On July 13, 2022, CURO closed the acquisition of First Heritage Credit ("FHC"), a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi, for a total purchase price of $140 million in cash. See Note 16, "Subsequent Events" for more information related to the acquisition.

Heights Finance

On December 27, 2021, CURO closed the acquisition of Heights Finance, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products, based in Greenville, South Carolina for a total purchase price of $360 million ($335 million in cash plus $25 million in stock).

Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider based in Toronto, Ontario, in a transaction accounted for as a business combination, for a total purchase price of up to $122.5 million ($86.5 million in cash and up to $36.0 in contingent cash consideration subject to future operating metrics).

Refer to Note 14,"Acquisitions and Divestiture" for further information regarding the acquisitions and Note 13, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisitions.

Divestiture

U.S. Legacy Direct Lending Business

On July 8, 2022, the Company closed the sale of the U.S. Legacy Direct Lending Business to Community Choice Financial for a sale price of $310 million in cash at closing plus $35 million in cash, payable in monthly installment payments over the subsequent 12 months. See Note 16, "Subsequent Events" for more information related to the divestiture.
Continuing Impacts of COVID-19

The COVID-19 pandemic continues to cause significant uncertainty and impacts. Macroeconomic conditions, in general, and the Company's operations, specifically, have been significantly affected by COVID-19. Government responses to the pandemic, either through the form of mandated lockdowns or a variety of stimulus programs to mitigate the impact of the pandemic, suppressed loan demand in 2020 and into the first half of 2021. During the second half of 2021 and through the second quarter of 2022, the runoff of additional federal stimulus programs in the U.S. returned demand and growth for the Company's loan portfolios and orderly credit normalization with higher NCO and past-due trends. For details regarding the effect COVID-19 had on the Company's operations in 2020 and 2021, the Company's response to mitigate the impact of the pandemic and the U.S. and Canadian federal and local responses to the pandemic, refer to the 2021 Form 10-K.

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

ASU 2019-10 amended the mandatory effective date for ASU 2016-13. As a result, ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as an smaller reporting company as of June 30, 2019, such as the Company. ASU 2016-13 and its amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. Early adoption is permitted. The Company is evaluating its alternatives with respect to the available accounting methods under ASU 2016-13, including the fair value option. If the fair value option is not utilized, adoption of ASU 2016-13 will likely increase the allowance for credit losses, with a resulting negative adjustment to retained earnings on the date of adoption. The Company deferred the adoption of ASU 2016-13 as permitted under ASU 2019-10. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its financial statements.

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

NOTE 2 - VARIABLE INTEREST ENTITIES

As of June 30, 2022, the Company had five credit facilities whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on each facility.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets
Restricted cash	$61,140	$57,155
Loans receivable, net	1,414,715	1,228,088
Intercompany receivable(1)	446,178	48,333
Prepaid expenses and other	4,360	—
Deferred tax assets	103	—
Total Assets (2)	$1,926,496	$1,333,576
Liabilities
Accounts payable and accrued liabilities	$10,966	$9,886
Deferred revenue	189	106
Deferred tax liability	—	269
Contingent consideration related to acquisition	523	—
Accrued interest	4,401	3,279
Income taxes payable	1,330	—
Debt, net	1,203,893	965,072
Total Liabilities (2)	$1,221,302	$978,612
(1) Intercompany receivable VIE balances eliminate upon consolidation.
(2) Includes balances classified as Held for Sale, as of June 30, 2022.

NOTE 3 – LOANS RECEIVABLE AND REVENUE

The following table summarizes revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revolving LOC	$96,583	$68,036	$187,606	$130,771

Unsecured Installment	126,300	64,783	247,629	141,177
Secured Installment	27,690	12,821	53,997	27,848
Single-Pay	27,758	23,763	54,055	48,730
Total Installment	181,748	101,367	355,681	217,755

Insurance revenue	18,653	11,821	36,913	23,422
Other	7,420	6,469	14,400	12,296
Total revenue(1)	$304,404	$187,693	$594,600	$384,244
(1) Includes revenue from CSO programs of $48.3 million and $34.9 million for the three months ended June 30, 2022 and 2021, respectively and $97.3 and $76.4 for the six months ended June 30, 2022 and 2021, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	June 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$1,039,678	$364,160	$113,618	$44,892	$522,670	$1,562,348
Delinquent loans receivable	88,694	104,162	25,636	—	129,798	218,492
Total loans receivable	1,128,372	468,322	139,254	44,892	652,468	1,780,840
Less: allowance for losses	(75,128)	(32,991)	(8,827)	(3,239)	(45,057)	(120,185)
Loans receivable, net (2)	$1,053,244	$435,331	$130,427	$41,653	$607,411	$1,660,655
(1) Of the $44.9 million of Single-Pay receivables, $12.1 million relate to mandated extended payment options for certain Canada Single-Pay loans.
(2) Includes loan balances classified as Held for Sale.

	June 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$42,239	$51,317	$15,240	$66,557	$108,796
31-60 days past-due	20,823	17,104	4,649	21,753	42,576
61-90 days past-due	15,242	13,419	3,357	16,776	32,018
91 + days past-due	10,390	22,322	2,390	24,712	35,102
Total delinquent loans receivable (1)	$88,694	$104,162	$25,636	$129,798	$218,492
(1) Includes loan balances classified as Held for Sale.

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$843,379	$359,512	$110,232	$42,463	$512,207	$1,355,586
Delinquent loans receivable	70,734	98,174	23,824	—	121,998	192,732
Total loans receivable	914,113	457,686	134,056	42,463	634,205	1,548,318
Less: allowance for losses	(68,140)	(13,387)	(3,327)	(2,706)	(19,420)	(87,560)
Loans receivable, net	$845,973	$444,299	$130,729	$39,757	$614,785	$1,460,758
(1) Of the $42.5 million of Single-Pay receivables, $11.3 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
1-30 days past-due	$35,657	$45,160	$13,213	$58,373	$94,030
31-60 days past-due	15,452	16,646	4,539	21,185	36,637
61-90 days past-due	13,397	13,933	3,213	17,146	30,543
91 + days past-due	6,228	22,435	2,859	25,294	31,522
Total delinquent loans receivable	$70,734	$98,174	$23,824	$121,998	$192,732

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	June 30, 2022
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$40,473	$1,120	$41,593
Delinquent loans receivable Guaranteed by the Company	9,397	333	9,730
Total loans receivable Guaranteed by the Company	49,870	1,453	51,323
Less: Liability for losses on CSO lender-owned consumer loans	(8,040)	(43)	(8,083)
Loans receivable Guaranteed by the Company, net (1)	$41,830	$1,410	$43,240
(1) The CSO program guarantee liability was classified as Held for Sale.

	June 30, 2022
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
1-30 days past-due	$8,141	$230	$8,371
31-60 days past-due	864	55	919
61-90 days past-due	266	30	296
91 + days past-due	126	18	144
Total delinquent loans receivable (1)	$9,397	$333	$9,730
(1) The CSO program guarantee liability was classified as Held for Sale.

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,303	$799	$38,102
Delinquent loans receivable Guaranteed by the Company	8,011	204	8,215
Total loans receivable Guaranteed by the Company	45,314	1,003	46,317
Less: Liability for losses on CSO lender-owned consumer loans	(6,869)	(39)	(6,908)
Loans receivable Guaranteed by the Company, net	$38,445	$964	$39,409

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
1-30 days past-due	$6,633	$162	$6,795
31-60 days past-due	1,003	28	1,031
61-90 days past-due	277	8	285
91 + days past-due	98	6	104
Total delinquent loans receivable	$8,011	$204	$8,215

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended June 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses: (1)
Balance, beginning of period	$71,325	$20,704	$3,363	$2,776	$26,843	$1,390	$99,558
Charge-offs	(42,706)	(32,015)	(10,195)	(25,503)	(67,713)	(4,498)	(114,917)
Recoveries	8,761	6,640	2,931	18,252	27,823	480	37,064
Net charge-offs	(33,945)	(25,375)	(7,264)	(7,251)	(39,890)	(4,018)	(77,853)
Provision for losses	40,435	37,667	12,728	7,777	58,172	2,628	101,235
Effect of foreign currency translation	(2,687)	(5)	—	(63)	(68)	—	(2,755)
Balance, end of period	$75,128	$32,991	$8,827	$3,239	$45,057	$—	$120,185
Liability for losses on CSO lender-owned consumer loans: (2)
Balance, beginning of period	$—	$7,118	$48	$—	$7,166	$—	$7,166
Increase in liability	—	922	(5)	—	917	—	917
Balance, end of period	$—	$8,040	$43	$—	$8,083	$—	$8,083
(1) Includes loan balances classified as Held for Sale.
(2) The CSO program guarantee liability was classified as Held for Sale.

	Three Months Ended June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$44,754	$20,394	$5,023	$2,217	$27,634	$—	$72,388
Charge-offs	(24,487)	(18,812)	(4,384)	(22,107)	(45,303)	(802)	(70,592)
Recoveries	7,280	5,383	2,216	17,574	25,173	378	32,831
Net charge-offs	(17,207)	(13,429)	(2,168)	(4,533)	(20,130)	(424)	(37,761)
Provision for losses	16,672	9,734	1,025	4,727	15,486	424	32,582
Effect of foreign currency translation	629	2	—	21	23	—	652
Balance, end of period	$44,848	$16,701	$3,880	$2,432	$23,013	$—	$67,861
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$4,670	$57	$—	$4,727	$—	$4,727
Decrease in liability	—	(564)	26	—	(538)	—	(538)
Balance, end of period	$—	$5,234	$31	$—	$5,265	$—	$5,265

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses: (1)
Balance, beginning of period	$68,140	$13,387	$3,327	$2,706	$19,420	$—	$87,560
Charge-offs	(85,093)	(60,328)	(16,978)	(49,616)	(126,922)	(6,311)	(218,326)
Recoveries	16,776	14,663	6,077	37,996	58,736	1,033	76,545
Net charge-offs	(68,317)	(45,665)	(10,901)	(11,620)	(68,186)	(5,278)	(141,781)
Provision for losses	77,882	65,271	16,401	12,186	93,858	5,278	177,018
Effect of foreign currency translation	(2,577)	(2)	—	(33)	(35)	—	(2,612)
Balance, end of period	$75,128	$32,991	$8,827	$3,239	$45,057	$—	$120,185
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$6,869	$39	$—	$6,908	$—	$6,908
Decrease in liability	—	1,171	4	—	1,175	—	1,175
Balance, end of period	$—	$8,040	$43	$—	$8,083	$—	$8,083
(1) Includes loan balances classified as Held for Sale.
(2) The CSO program guarantee liability was classified as Held for Sale.

	Six Months Ended June 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204	$—	$86,162
Charge-offs	(53,201)	(39,937)	(10,727)	(44,040)	(94,704)	(1,656)	(149,561)
Recoveries	14,787	12,000	4,760	38,828	55,588	930	71,305
Net charge-offs	(38,414)	(27,937)	(5,967)	(5,212)	(39,116)	(726)	(78,256)
Provision for losses	30,474	20,559	2,800	4,520	27,879	726	59,079
Effect of foreign currency translation	830	6	—	40	46	—	876
Balance, end of period	$44,848	$16,701	$3,880	$2,432	$23,013	$—	$67,861
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228	$—	$7,228
Decrease in liability	—	1,926	37	—	1,963	—	1,963
Balance, end of period	$—	$5,234	$31	$—	$5,265	$—	$5,265

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2022, Revolving LOC and Installment loans classified as nonaccrual were $6.5 million and $39.2 million, respectively. As of December 31, 2021, Revolving LOC and Installment loans classified as nonaccrual were $5.9 million and $41.4 million, respectively. The Company inherently considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's roll-rate-based model.

TDR Loans Receivable

The table below presents TDRs that are related to the Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ALL (in thousands):

	As of June 30, 2022	As of December 31, 2021
Current TDR gross receivables	$13,686	$11,580
Delinquent TDR gross receivables	5,214	5,066
Total TDR gross receivables	18,900	16,646
Less: Impairment included in the allowance for loan losses	(4,777)	(3,632)
Less: Additional allowance	(1,353)	(2,212)
Outstanding TDR receivables, net of impairment (1)	$12,770	$10,802
(1) Includes loan balances classified as Held for Sale.

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pre-modification TDR loans receivable	$4,390	$3,504	$7,254	$8,367
Post-modification TDR loans receivable	4,046	3,197	6,404	7,472
Total concessions included in gross charge-offs	$344	$307	$850	$895

There were $3.1 million and $3.3 million of loans classified as TDRs that were charged off and included as a reduction in the ALL during the three months ended June 30, 2022 and 2021, respectively, and $6.7 million and $8.1 million during the six months ended June 30, 2022 and June 30, 2021 respectively. The Company had commitments to lend additional funds of approximately $2.3 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of June 30, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average outstanding TDR loans receivable	$17,773	$16,967	$17,397	$17,936
Interest income recognized	3,991	4,604	8,026	10,122
Number of TDR loans	2,773	2,468	6,197	6,248

NOTE 4 – CREDIT SERVICES ORGANIZATION
The CSO fee receivables were $6.3 million and $5.2 million at June 30, 2022 and December 31, 2021, respectively, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2021 Form 10-K for further details of the Company's accounting policy.

As of June 30, 2022 and December 31, 2021, the incremental maximum amount payable under all such guarantees was $42.2 million and $38.4 million, respectively. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders, which was $8.1 million and $6.9 million at June 30, 2022 and December 31, 2021, respectively. This liability is reflected in "Liability for losses on CSO lender-owned consumer loans" in the unaudited Condensed Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company placed $5.8 million and $5.5 million in collateral accounts for the benefit of lenders at June 30, 2022 and December 31, 2021, respectively, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of June 30, 2022 and December 31, 2021, and there were no costs to obtain, or costs to fulfill, capitalized under the program.

The "Liability for losses on CSO lender-owned consumer loans" and other related assets were classified as Held for Sale as of June 30, 2022. See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

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

The Company's debt instruments and balances outstanding as of June 30, 2022 and December 31, 2021, including maturity date, effective interest rate and borrowing capacity were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	June 30, 2022	December 31, 2021
Corporate Debt:
7.50% Senior Secured Notes	August 1, 2028	7.50%		$1,000,000	$1,000,000
Total corporate debt				1,000,000	1,000,000
Funding Debt:
U.S. SPV (2)	April 8, 2024	1-Mo LIBOR + 6.25%	$200.0 million	$49,456	$49,456
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	304,776	160,533
Curo Canada Revolving Credit Facility (1)	On-demand	Canada Prime Rate + 1.95%	C$10.0 million	108	—
Flexiti SPE (1)	March 10, 2024	3-Mo CDOR + 4.40%	C$500.0 million	162,074	176,625
Flexiti Securitization (1)	December 9, 2025	1-Mo CDOR + 3.59%	C$526.5 million	406,910	242,886
Heights Finance SPV	December 31, 2024	1-Mo LIBOR + 5.25%	$350.0 million	292,309	350,000
Senior Revolver	July 31, 2022	1-Mo LIBOR + 5.00%	$50.0 million	50,000	—
Total funding debt				$1,265,633	$979,500
Less: debt issuance costs				(29,907)	(33,707)
Total Debt				$2,235,726	$1,945,793

(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of June 30, 2022 and December 31, 2021 are denominated in U.S. dollars.
(2) Classified as Held for Sale, as of June 30, 2022.

7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December 2021, the Company issued an additional $250.0 million of 7.50% Senior Secured Notes to fund the acquisition of Heights Finance. Refer to Note 14,"Acquisitions and Divestiture" for additional details. In connection with the 7.50% Senior Secured Notes, financing costs of $19.3 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of interest expense.

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

As of June 30, 2022, the Company had five credit facilities whereby certain loans receivable were sold to wholly-owned VIEs to collateralize debt incurred under each facility. These facilities are the (i) U.S. SPV, (ii) Canada SPV, (iii) Flexiti SPE, (iv) Flexiti Securitization and (v) Heights Finance SPV. For further information on these facilities, refer to Note 2, "Variable Interest Entities".

U.S. SPV

In April 2020, CURO Receivables Finance II, LLC, a wholly-owned subsidiary of the Company, entered into the U.S. SPV. As of June 30, 2022, the U.S. SPV Facility provided for $200.0 million of borrowing capacity.

As of June 30, 2022, the effective interest rate on the Company's borrowings was one-month LIBOR plus 6.25%. The borrower pays the lenders a monthly commitment fee at an annual rate of 0.50% on the unused portion of the commitments. The U.S. SPV matures on April 8, 2024. The collateralized debt associated with this facility was classified as Held for Sale as of June 30, 2022.

Canada SPV

In August 2018, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. During the fourth quarter of 2021 and first quarter of 2022, the Company amended the existing credit facility in order to, among other things, (i) increase the borrowing capacity from C$175.0 million to C$400.0 million, (ii) reduce borrowing costs, and (iii) extend the initial maturity date by three years to August 2026. As of June 30, 2022, the effective interest rate was three-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The Canada SPV matures on August 2, 2026.

Flexiti SPE

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp., a wholly-owned Canadian subsidiary of the Company, refinanced and increased its Flexiti SPE to C$500.0 million, with a maturity on March 10, 2024. As of June 30, 2022, the effective interest rate was three-month CDOR plus 4.40%. The borrower also pays a 0.50% to 1.00% per annum commitment fee on the unused portion of the commitments.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$526.5 million, with a maturity on December 9, 2025. As of June 30, 2022, the effective interest was one-month CDOR plus 3.59%. The borrower also pays a 0.45% per annum commitment fee on the unused portion of the commitments.

Heights Finance SPV

In December 2021, the Company acquired Heights Finance, including the Heights Finance SPV. Heights Finance entered into the Heights Finance SPV in December 2019 with a total revolving commitment of $350.0 million. The interest rate on the facility is one-month LIBOR plus 5.25%. On July 15, 2022, we entered into a new $425 million non-recourse revolving warehouse facility to replace the incumbent lender and finance future loans originated by Heights Finance, as referenced in Note 16, "Subsequent Events."

Senior Revolver

The Company maintains the Senior Revolver that provides $50.0 million of borrowing capacity, including up to $5.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires July 31, 2022. On July 29, 2022 we extended the term of the Senior Revolver through August 31, 2022 and decreased the borrowing capacity to $45.0 million. See Note 16 - Subsequent Events for further information. The Senior Revolver accrues interest at one-month LIBOR plus 5.00%. The Senior Revolver is syndicated among four banks.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Senior Revolver is guaranteed by all subsidiaries that guarantee the 7.50% Senior Secured Notes, and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that are senior to the lien securing the 7.50% Senior Secured Notes.

CURO Canada Revolving Credit Facility

CURO Canada maintains the Curo Canada Revolving Credit Facility, formerly known as the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility, which provides short-term liquidity for the Company's Canadian direct lending operations. As of June 30, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by letters of credit.

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

NOTE 6 – INCOME TAXES

The Company's effective income tax rate was 19.2% and 24.7% for the six months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the six months ended June 30, 2022, was lower compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more loss in lower rate jurisdictions combined with lost tax benefits related to share-based compensation of $0.8 million, officers’ compensation of $0.7 million, non-deductible transaction costs of $0.3 million and change in fair value of contingent consideration of $1.0 million.

The effective income tax rate for the six months ended June 30, 2021, was lower compared to the blended federal and state/provincial statutory rate primarily as a result of proportionally more income in lower rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million. Additionally, in the second quarter of 2021, the effective tax rate also includes the release of a valuation allowance of $0.4 million against the income from its investment in Katapult, excess tax benefits related to share-based compensation of $0.4 million, $0.3 million tax expense related to the non-deductible transaction costs and $0.3 million tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas returns.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $247.6 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $12.4 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,560	$7,560	$—	$—	$7,560
Financial liabilities:
Non-qualified deferred compensation plan	$5,159	$5,159	$—	$—	$5,159
Contingent consideration related to acquisition	30,354	—	—	30,354	30,354

Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates. The contingent consideration measured at fair value using unobservable inputs increased from the initial measurement of $20.6 million as of March 31, 2021 to $30.4 million as of June 30, 2022. The first payment of $1.0 million was made in July 2022. For additional information on Flexiti and the related contingent consideration, refer to Note 14, "Acquisitions and Divestiture."

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents (2)	$47,634	$47,634	$—	$—	$47,634
Restricted cash (2)	105,380	105,380	—	—	105,380
Loans receivable, net (1)	1,660,654	—	—	1,660,654	1,660,654
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans (2)	$8,083	$—	$—	$8,083	$8,083
7.50% Senior Secured Notes	981,735	—	627,100	—	627,100
U.S. SPV (2)	46,295	—	—	49,456	49,456
Canada SPV	302,619	—	—	304,776	304,776
Flexiti SPE	159,045	—	—	162,074	162,074
Flexiti Securitization	403,625	—	—	406,910	406,910
Heights Finance SPV	292,309	—	—	292,309	292,309
Senior Revolver	50,000	—	—	50,000	50,000
CURO Canada Revolving Credit Facility	98	—	—	108	108
(1) Includes loan balances classified as Held for Sale.
(2) Includes balances classified as Held for Sale.

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

CSO Program

In connection with CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company is required to purchase from the lender charged-off loans that it has guaranteed. Refer to Note 3, "Loans Receivable and Revenue" and Note 4, Credit Services Organization" for additional information. All balances in connection with the CSO programs were classified as held Held for Sale, as of June 30, 2022.

7.50% Senior Secured Notes, U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization, Heights Finance SPV and Senior Revolver

The fair value disclosure for the 7.50% Senior Secured Notes as of June 30, 2022 and December 31, 2021 were based on observable market trading data. The fair values of the U.S. SPV, Canada SPV, Flexiti SPE, Flexiti Securitization, Heights Finance SPV and Senior Revolver were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2020	$7,762	$19,609	$27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	16,501	—	16,501
Equity method loss - Q3 2021	(1,582)	—	(1,582)
Balance at September 30, 2021	14,919	—	14,919
Equity method income - Q4 2021	2,982	—	2,982
Purchases of common stock	9,999	—	9,999
Balance at December 31, 2021	27,900	—	27,900
Equity method income - Q1 2022	1,584	—	1,584
Balance at March 31, 2022	29,484	—	29,484
Equity method loss - Q2 2022	(1,327)		(1,327)
Balance at June 30, 2022	$28,157	$—	$28,157

Classification as of December 31, 2021	Level 3, not carried at fair value	N/A
Classification as of March 31, 2022	Level 3, not carried at fair value	N/A
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company began investing in Katapult in 2017 and increased its investment through multiple private placement acquisitions. During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company recorded a loss of $1.3 million for the three months ended June 30, 2022 based on its share of Katapult’s earnings.

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

Both the equity method investment and the previously recognized investment measured at cost minus impairment are presented within "Investment in Katapult" on the unaudited Condensed Consolidated Balance Sheets.

The Company's fully diluted ownership of Katapult, which assumes full pay-out of earn-out shares, was 19.6% as of June 30, 2022.

NOTE 8 – STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders' equity for the six months ended June 30, 2022 and 2021 (in thousands, except Common Stock data):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Foreign currency translation adjustment	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787
Net loss	—	—	—	—	(26,080)	—	(26,080)
Foreign currency translation adjustment	—	—	—	—	—	(10,520)	(10,520)
Dividends	—	—	—	—	(4,434)	—	(4,434)
Share based compensation expense	—	—	—	4,415	—	—	4,415
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	108,969	—	—	(588)	—	—	(588)
Balance at June 30, 2022	40,457,751	$23	$(136,832)	$119,156	$169,498	$(36,265)	$115,580
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income	—	—	—	—	25,735	—	25,735
Foreign currency translation adjustment	—	—	—	—	—	3,855	3,855
Dividends	—	—	—	—	(2,368)	—	(2,368)
Share-based compensation expense	—	—	—	2,683	—	—	2,683
Proceeds from exercise of stock options	15,852	—	—	48	—	—	48
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	237,423	—	—	(1,668)	—	—	(1,668)
Balance at March 31, 2021	41,623,779	$9	$(77,852)	$80,875	$183,435	$(26,277)	$160,190
Net income	—	—	—	—	104,517	—	104,517
Foreign currency translation adjustment	—	—	—	—	—	4,714	4,714
Dividends	—	—	—	—	(4,582)	—	(4,582)
Share-based compensation expense	—	—	—	3,467	—	—	3,467
Proceeds from exercise of stock options	43,920	—	—	191	—	—	191
Repurchase of common stock	(104,487)	—	(1,752)	—	—	—	(1,752)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	116,329	—	—	(43)	—	—	(43)
Balances at June 30, 2021	41,679,541	$9	$(79,604)	$84,490	$283,370	$(21,563)	$266,702

Dividends

The table below summarizes the Company's quarterly dividends for 2022.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2022	February 4, 2022	February 18, 2022	March 1, 2022	$0.11	$4,517
Q2 2022	April 28, 2022	May 10, 2022	May 23, 2022	$0.11	$4,440

The table below summarizes the Company's quarterly dividends for 2021.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2021	January 29, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284
Q2 2021	May 3, 2021	May 14, 2021	May 27, 2021	$0.11	$4,580

In July 2022, the Company's Board of Directors declared a dividend of $0.11 per share. See Note 16, "Subsequent Events" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$(26,080)	$104,517	$(24,744)	$130,252

Weighted average common shares - basic	40,376	41,655	40,372	41,580
Dilutive effect of stock options and restricted stock units	—	2,017	—	1,976
Weighted average common shares - diluted	40,376	43,672	40,372	43,556

Earnings per share:
Basic earnings per share	$(0.65)	$2.51	$(0.61)	$3.13
Diluted earnings per share	$(0.65)	$2.39	$(0.61)	$2.99

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three and six months ended June 30, 2022, there were 3.1 million and 2.2 million, respectively, and for the three and six months ended June 30, 2021, there were 0.1 million and 0.1 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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
U.S. As of June 30, 2022, the Company operated a total of 575 U.S. retail locations and had an online presence in 27 states. The Company provides Revolving LOC loans and Installment loans, which include Single-Pay and vehicle title loans, customary opt-in insurance products, check cashing, money transfer services, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in the U.S.
Canada Direct Lending. As of June 30, 2022, the Company operated a total of 209 stores across eight Canadian provinces and had an online presence in eight provinces and one territory. The Company provides Revolving LOC and Installment loans, which include Single-Pay loans, optional credit protection insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. As of June 30, 2022, the Company served Canadian customers through POS financing available at nearly 8,000 retail locations and over 3,400 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations for the six months ended June 30, 2021 from Canada POS Lending represent results from the date of Flexiti's acquisition, March 10, 2021, through June 30, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by segment: (1)
U.S.	$205,711	$118,794	$404,110	$255,286
Canada Direct Lending	75,540	61,880	147,028	120,320
Canada POS Lending	23,153	7,019	43,462	8,638
Consolidated revenue	$304,404	$187,693	$594,600	$384,244
Net revenues by segment:
U.S.	$108,148	$85,172	$239,722	$195,608
Canada Direct Lending	49,519	53,324	99,015	102,530
Canada POS Lending	17,191	4,032	28,786	4,796
Consolidated net revenue	$174,858	$142,528	$367,523	$302,934
Segment operating (loss) income:
U.S.	$(36,636)	$123,277	$(42,104)	$138,008
Canada Direct Lending	15,040	25,343	33,485	47,590
Canada POS Lending	(11,474)	(9,931)	(22,009)	(12,730)
Consolidated operating (loss) income	$(33,070)	$138,689	$(30,628)	$172,868
Expenditures for long-lived assets by segment:
U.S.	$3,439	$2,162	$7,521	$4,824
Canada Direct Lending	1,231	361	4,464	510
Canada POS Lending	6,040	2,112	10,264	2,531
Consolidated expenditures for long-lived assets	$10,710	$4,635	$22,249	$7,865
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	June 30, 2022	December 31, 2021
U.S. (1)	$686,122	$661,945
Canada Direct Lending	467,555	427,197
Canada POS Lending	627,163	459,176
Total gross loans receivable	$1,780,840	$1,548,318
(1) Includes loan balances classified as Held for Sale, as of June 30, 2022.

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	June 30, 2022	December 31, 2021
U.S. (1)	$28,996	$32,753
Canada Direct Lending	21,885	21,072
Canada POS Lending	2,326	810
Total net long-lived assets	$53,207	$54,635
(1) Includes net long-lived assets classified as Held for Sale, as of June 30, 2022.

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

In December 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. For the six months ended June 30, 2022, there was no further expense related to the litigation.

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware against the Company, certain of its directors and officers, and in two of the three lawsuits, a large stockholder. Plaintiffs generally allege the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and Plaintiffs refiled two cases in the United States District Court for the District of Kansas. In April 2022, the Company reached an agreement in principle with the plaintiffs to settle these actions. The settlement, which will include no admission of liability or wrongdoing by the Company, was preliminarily approved by the Court on July 19, 2022. A hearing to consider final approval of the settlement is scheduled to be held on October 27, 2022. All amounts payable by the Company under the settlement will be paid by the Company's insurers. The section of the Company's website entitled "Investors—Corporate Governance," will include up-to-date information.

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

Leases classified as finance leases were immaterial to the Company as of June 30, 2022. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statement of Operations. The majority of leases have an original term up to five years plus renewal options for additional similar terms.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the operating lease costs and other information for the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs:
Third-Party	$9,574	$7,959	$19,053	$15,962
Related-Party	827	849	1,654	1,696
Total operating lease costs	$10,401	$8,808	$20,707	$17,658

Cash paid for amounts included in the measurement of operating lease liabilities			$21,581	$18,303
ROU assets obtained			$6,398	$4,964
Weighted average remaining lease term - Operating leases			4.7 years	5.4 years
Weighted average discount rate - Operating leases			7.8%	9.4%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of June 30, 2022 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2022	$14,305	$839	$15,144
2023	22,999	780	23,779
2024	16,431	796	17,227
2025	10,530	813	11,343
2026	5,730	831	6,561
2027	4,036	358	4,394
Thereafter	7,696	1,152	8,848
Total	81,727	5,569	87,296
Less: Imputed interest	24,261	298	24,559
Operating lease liabilities	$105,988	$5,867	$111,855
(1) Includes leases classified as Held for Sale.

There were no material leases entered into subsequent to the balance sheet date.

NOTE 13 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2022 was as follows (in thousands):

	U.S. (1)	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2021	$359,779	$30,105	$39,908	$429,792
Foreign currency translation	—	(452)	(598)	(1,050)
Measurement period adjustment	15,379	—	0	15,379
Goodwill at June 30, 2022	$375,158	$29,653	$39,310	$444,121
(1) Includes balances classified as Held for Sale, as of June 30, 2022.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In the second quarter of 2022, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended June 30, 2022.

Flexiti Acquisition

The Company completed the acquisition of Flexiti on March 10, 2021, resulting in $39.9 million of goodwill as of December 31, 2021, based on the excess of the purchase price of the business combination over the fair value of the acquired net assets. Goodwill of $39.9 million was net of $4.5 million of adjustments upon the conclusion of the measurement period, and $0.5 million of foreign currency translation impact as of December 31, 2021. See Note 14,"Acquisitions and Divestiture" for more information related to the business combination.

Heights Finance Acquisition

The Company completed the acquisition of Heights Finance on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. The Company recorded a $15.4 million of adjustments during the second quarter of 2022 resulting in a provisional goodwill balance of $269.2 million, as of June 30, 2022. See Note 14,"Acquisitions and Divestiture" for more information related to the business combination.

NOTE 14 – ACQUISITIONS AND DIVESTITURE

ACQUISITIONS
First Heritage Credit

On May 18, 2022, the Company entered into a definitive agreement to acquire First Heritage Credit, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi. The total purchase price is $140.0 million in cash. The transaction closed July 13, 2022. See Note 16, "Subsequent Events" for more information related to the acquisition.

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

We are in the process of reviewing the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to December 31, 2022. During the three months ended June 30, 2022, the Company recorded a measurement period adjustment that increased goodwill by $15.4 million. The measurement period adjustment related to the fair value of the loan portfolio and would have resulted in $7.7 million of incremental interest and fee revenue during the three months ended March 31, 2022. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from events subsequent to such date. As of June 30, 2022, the Company completed the determination of the fair values of the acquired loans receivable and the primary areas that remain preliminary relate to the valuation of intangible assets and certain tax-related balances.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the preliminary purchase price allocation recorded in the Company’s Consolidated Balance Sheet as of the date of acquisition of Heights Finance (in thousands):

	Amounts acquired on December 27, 2021	Measurement period adjustments	Amounts acquired on December 27, 2021 (as adjusted)
Assets
Cash and cash equivalents	$13,564	$—	$13,564
Restricted cash	33,630	—	33,630
Gross loans receivable(1)	471,630	(15,379)	456,251
Income tax receivable	3,526	—	3,526
Prepaid expenses and other	7,410	—	7,410
Property and equipment	4,748	—	4,748
Right-of-use assets	16,111	—	16,111
Intangibles, net	11,900	—	11,900
Other assets	98	—	98
Total assets	$562,617	$(15,379)	$547,238

Liabilities
Accounts payable and accrued liabilities	$19,186	$—	$19,186
Lease liabilities	16,315	—	16,315
Deferred tax liability	1,077	—	1,077
Accrued interest on debt	1,781	—	1,781
Debt	350,000	—	350,000
Total liabilities	$388,359	$—	$388,359

Net assets acquired	$174,258	$(15,379)	$158,879
Total consideration paid	428,115		428,115
Goodwill	$253,857		$269,236
(1) The gross contractual loans receivables as of December 27, 2021 were $485.4 million of which the Company estimates $29.2 million will not be collected.

Flexiti

On March 10, 2021, the Company acquired 100% of the outstanding stock of Flexiti. The fair value of total consideration paid was $86.5 million in cash, $6.3 million in debt costs and $20.6 million in contingent cash consideration subject to future operating metrics, including revenue less NCOs and loan originations. Flexiti provides POS financing solutions to retailers across Canada.

The Company began consolidating the financial results of Flexiti in the unaudited Condensed Consolidated Financial Statements on March 10, 2021. For additional information, see Note 15, "Acquisitions" of the 2021 Form 10-K.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DIVESTITURE

Legacy U.S. Direct Lending Business

In May 2022, the Company entered into a definitive agreement to sell its U.S. Legacy Direct Lending Business, pursuant to the Equity and Asset Purchase Agreement, dated May 18, 2022, to Community Choice Financial for a purchase price of $310 million in cash, subject to customary working capital and certain other adjustments and an additional $35 million in cash payable in monthly installment payments over the subsequent 12 months. The transaction closed July 8, 2022. The Company expects to recognize a gain on sale during the three and nine month periods ended September 30, 2022. See Note 16, "Subsequent Events" for more information related to the divestiture close date.

As a result of entering into the definitive agreement, the related assets and liabilities of the U.S. Legacy Direct Lending Business were classified as held-for-sale on the unaudited Condensed Consolidated Balance Sheet, as of June 30, 2022. The table below summarizes the carrying amounts of the major assets and liabilities held-for-sale, as of June 30, 2022 (in thousands):

June 30, 2022
Assets
Cash, cash equivalents, and restricted cash (includes restricted cash of consolidated VIEs of $6,412 as of June 30, 2022)	$18,155
Loans receivable (1) (includes gross loans receivable and allowance for loans receivable of consolidated VIEs of $76,134 and $17,477 respectively as of June 30, 2022)	158,124
Prepaid expenses and other	16,433
Right-of-use assets	41,280
Goodwill	91,130
Other assets held-for-sale (2)	13,657
Total assets held-for-sale	$338,779

Liabilities
Accounts payable and accrued liabilities	$7,093
Right-of-use liability	44,516
Liability for losses on CSO lender-owned consumer loans	8,083
Debt includes debt and issuance costs of consolidated VIEs of $49,456 and $3,161 respectively as of June 30, 2022)	46,295
Other liabilities held-for-sale (3) (includes accrued interest and deferred revenue of consolidated VIEs of $700 and $172 respectively as of June 30, 2022)	5,150
Total liabilities held-for-sale	$111,137
(1) The Company recorded a $29.9 million fair value less cost to sell adjustment to the loans receivable.
(2) Includes income tax receivable, property and equipment, intangibles, deferred tax assets, and other assets.
(3) Includes deferred revenue, income taxes payable, deferred tax liability, accrued interest on debt, and other long-term liabilities

The U.S. Legacy Direct Lending Business had pre-tax net income of $57.1 million and $21.3 million for the six months and three months ended June 30, 2022, respectively. The U.S. Legacy Direct Lending Business had pre-tax net income of $90.5 million and $29.4 million for the six months and three months ended June 30, 2021, respectively. Pre-tax net income is comprised of net revenue and expenses directly related to the U.S. Legacy Direct Lending Business, which does not include certain costs recorded in the U.S. operating segment that are not classified as held for sale, such as interest expense on the 7.50% Senior Secured Notes and certain corporate expenses.

NOTE 15 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. There were no repurchases under this program as of June 30, 2022. The repurchases will commence at the Company's discretion and continue until completed or terminated. The Company expects the repurchases to be

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
made from time-to-time in the open market and/or in privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022.

The table below summarizes share repurchase activity in the $50.0 million repurchase program during the three and six months ended June 30, 2022 (in thousands, except for per share amounts and number of share amounts):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total number of shares repurchased	—	824,777
Average price paid per share	$—	$15.20
Total value of shares repurchased	$—	$12,530

We repurchased 104,487 shares of our common stock at an average price of $16.77 for a total cost of $1.8 million during the three and six months ended June 30, 2021.

NOTE 16 – SUBSEQUENT EVENTS

Acquisition

On July 13, 2022, we completed the previously announced acquisition of First Heritage Credit ("FHC"), a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi, for a total purchase price of $140 million in cash.

Divestiture
On July 8, 2022 we completed the divestiture of our Legacy U.S. Direct Lending business to Community Choice Financial, a consumer financial services company based in Dublin, Ohio, for total cash consideration of $345 million. The consideration includes $310 million in cash paid at closing and $35 million payable in monthly installment payments over the subsequent 12 months.
Dividend

The Company's Board of Directors declared a quarterly dividend of $0.11 per share, payable on August 26, 2022, to stockholders of record as of August 15, 2022.

First Heritage Credit Revolving Credit Facility
On July 13, 2022, concurrently with the closing of the First Heritage Credit acquisition, we entered into a new $225 million non-recourse revolving warehouse facility to replace FHC's incumbent lender's facility and finance future loans originated by FHC. The effective interest rate was 1-month SOFR plus 4.25%. The advance rate is 91%. The warehouse revolving period matures on July 13, 2024.

Heights Finance Revolving Credit Facility

On July 15, 2022, we entered into a new $425 million non-recourse revolving warehouse facility to replace the incumbent lender's facility and finance future loans originated by Heights Finance. The effective interest rate was 1-month SOFR plus 4.25%. The advance rate is 91%. The warehouse revolving period matures on July 15, 2024.

Senior Revolver
On July 29, 2022 we extended the term of the Senior Revolver through August 31, 2022 and decreased the borrowing capacity to $45.0 million.

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

In the U.S., we operate under several principal brands, including "Covington Credit," "Heights Finance," "Quick Credit", "Southern Finance" and "First Heritage." Until July 2022 we also operated under brands that included "Speedy Cash", "Rapid Cash" and "Avio Credit". We also offer demand deposit accounts in the U.S. under the Revolve Finance brand, and credit card programs under the First Phase brand, which we launched in the fourth quarter of 2021. As of June 30, 2022, our store network consisted of 575 locations across 20 U.S. states and we offered our online services in 27 U.S. states.

In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands and the "Flexiti" point-of-sale brand. As of June 30, 2022, we operated our direct lending and online services in eight Canadian provinces and offered our online services in one Canadian territory. Our point-of-sale operations are available at nearly 8,000 retail locations and over 3,400 merchant partners across 10 provinces and two territories.

In July 2022 we sold our U.S. Legacy Direct Lending Business, which operated under the "Speedy Cash", "Rapid Cash" and "Avio Credit" brands. Also in July 2022 we purchased a U.S. based near-prime installment lender, First Heritage Credit, which operates under the "First Heritage Credit" brand, furthering our strategic shift to broaden our position in the near-prime consumer lending market in the U.S. Refer to Note 14, "Acquisitions and Divestiture" and Note 16, "Subsequent Events" for additional details regarding the divestiture of our legacy U.S. direct lending business and the acquisition of First Heritage Credit.

On December 27, 2021, we acquired Heights Finance, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products in the U.S. The acquisition of Heights Finance accelerated our strategic transition in the U.S. toward longer term, higher balance and lower credit risk products, and provided us with access to what we believe to be a larger addressable market while mitigating regulatory risk. On March 10, 2021, we acquired Flexiti, an emerging growth Canadian POS/BNPL provider, which provided us instant capability and scale opportunity in Canada's credit card and POS financing markets. Refer to "Item 1—Business—Company Overview" of our 2021 Form 10-K and Note 14,"Acquisitions and Divestiture" for additional details regarding the Heights Finance and Flexiti acquisitions. Both acquisitions were accounted for under the purchase method and thus their results of operations are included in our financial statements commencing as of their respective acquisition dates.

In 2017, we made our first investment in Katapult, an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. In June 2021, Katapult merged with FinServ, resulting in a new publicly traded company (NASDAQ: KPLT). Refer to "Item 1—Business—Company Overview" of our 2021 Form 10-K for additional information about the merger and its benefits to us. In the fourth quarter of 2021, we acquired an additional 2.6 million shares of common stock of Katapult for an aggregate purchase price of $10.0 million. Our fully diluted ownership of Katapult as of June 30, 2022 was 19.6%, assuming full pay-out of earn-out shares, and 18.3% excluding pay-out of earn-out shares.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

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

(in thousands, unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$278,331	$169,403	$108,928	64.3%	543,287	348,526	194,761	55.9%
Insurance premiums and commissions	18,653	11,853	6,800	57.4%	36,913	23,422	13,491	57.6%
Other revenue	7,420	6,437	983	15.3%	14,400	12,296	2,104	17.1%
Total revenue	304,404	187,693	116,711	62.2%	594,600	384,244	$ 210,356	54.7%
Provision for losses	129,546	45,165	84,381	186.8%	227,077	81,310	145,767	179.3%
Net revenue	174,858	142,528	32,330	22.7%	367,523	302,934	64,589	21.3%
Operating Expenses
Salaries and benefits	82,427	58,320	24,107	41.3%	162,156	113,237	48,919	43.2%
Occupancy	17,507	13,783	3,724	27.0%	34,544	28,130	6,414	22.8%
Advertising	12,707	7,043	5,664	80.4%	23,207	15,127	8,080	53.4%
Direct operations	20,293	13,699	6,594	48.1%	40,567	25,668	14,899	58.0%
Depreciation and amortization	8,672	7,435	1,237	16.6%	18,486	12,400	6,086	49.1%
Other operating expense	22,801	17,218	5,583	32.4%	38,913	30,170	8,743	29.0%
Total operating expense	164,407	117,498	46,909	39.9%	317,873	224,732	93,141	41.4%
Other expense (income)
Interest expense	42,193	23,440	18,753	80.0%	80,534	42,979	37,555	87.4%
Loss (income) from equity method investment	1,328	(1,712)	3,040	#	(256)	(2,258)	2,002	(88.7)
Gain from equity method investment	—	(135,387)	135,387	#	—	(135,387)	135,387	#
Total other expense (income)	43,521	(113,659)	157,180	#	80,278	(94,666)	174,944	#
(Loss) income before income taxes	(33,070)	138,689	(171,759)	#	(30,628)	172,868	(203,496)	#
(Benefit) provision for income taxes	(6,990)	34,172	(41,162)	#	(5,884)	42,616	(48,500)	#
Net (loss) income	$(26,080)	$104,517	$(130,597)	#	($ 24,744)	$ 130,252	($ 154,996)	#
# - Variance greater than 100% or not meaningful

For the Three Months Ended June 30, 2022 and 2021

The decline in Net income for the three months ended June 30, 2022 was primarily driven by (i) year-over-year comparisons for the provision for loan losses which continued to be affected by COVID-19 impacts during the second quarter of 2021, (ii) higher interest expense, (iii) our investment in Katapult Holdings, Inc., and (iv) our acquisition of Heights Finance in December 2021. During the second quarter of 2021, Katapult became a public company via a SPAC merger, generating a pretax gain of $135.4 million. Government stimulus in March 2021 and lingering pandemic-related consumer behavior reduced demand, increased payment rates and lowered loss rates in the second quarter of 2021, resulting in a provision for loan losses that was $4.6 million less than net charge-offs ("NCOs"). Credit normalization and strong sequential loan growth in the second quarter of 2022 resulted in a provision for loan losses that exceeded NCOs by $24.3 million, (including the impact of purchase accounting for the Heights Finance portfolio acquired in December 2021). Interest expense increased because of the additional 7.50% Senior Secured Notes issued to finance, in part, (i) the Heights Finance acquisition, (ii) the expansion of non-recourse asset-backed facilities to support loan growth, and (iii) increase in benchmark interest rates. Finally, we acquired Heights Finance during December 2021, which contributed to revenue and expenses during the three month period ended June 30, 2022.
For the Six Months Ended June 30, 2022 and 2021

The decline in Net income for the six months ended June 30, 2022 was primarily driven by (i) year-over-year comparisons for the provision for loan losses which continued to be affected by COVID-19 impacts during the first half of 2021, (ii) higher interest expense, (iii) our investment in Katapult Holdings, Inc., and (iv) our acquisition of Heights Finance in December 2021. During the second quarter of 2021 Katapult became a public company via a SPAC merger, generating a pretax gain of $135.4 million. Government stimulus in March 2021 and pandemic-related consumer behavior reduced demand, increased payment rates and lowered loss rates in the first half of 2021, resulting in a provision for loan losses that was $22.9 million less than NCOs for the first six months of 2021. Credit normalization and strong sequential loan growth in the first half of 2022 resulted in a provision for loan losses that exceeded NCOs by $36.4 million, (including the impact of purchase accounting for the Heights Finance portfolio acquired in December 2021). Interest expense increased because of the additional 7.50% Senior Secured Notes issued to finance, in part, (i) the Heights Finance acquisition and (ii) the expansion of non-recourse asset-backed facilities to support loan growth, (iii) increase in the benchmark interest rates. Finally, we acquired Heights Finance during December 2021, which contributed to revenue and expenses during the six month period ended June 30, 2022.
Revenue
For the Three Months Ended June 30, 2022 and 2021
During the three months ended June 30, 2022, total revenue increased $116.7 million, or 62.2%, to $304.4 million, compared to the prior-year period driven primarily by our acquisitions of Flexiti and Heights Finance, and secondarily by growth in Canada POS Lending and Canada Direct Lending. The main components were:
•U.S. revenue increase of $86.9 million, or 73.2%, as a result of our Heights Finance acquisition, which accounted for $74.3 million of total revenue for the second quarter of 2022. Excluding Heights Finance, U.S. revenue increased $12.6 million, or 10.6%.
•Canada Direct Lending revenue increase of $13.7 million, or 22.1%; and
•Canada POS Lending revenue of $23.2 million, an increase of $16.1 million, or 230%, compared to the three months ended June 30, 2021.
For the Six Months Ended June 30, 2022 and 2021
During the six months ended June 30, 2022, total revenue increased $210.4 million, or 54.7%, to $594.6 million, compared to the prior-year period driven primarily by our acquisitions of Flexiti and Heights Finance, and by growth in Canada Direct Lending. The main components were:
•U.S. revenue increase of $148.8 million, or 58.3%, as a result of our Heights Finance acquisition, which accounted for $140.0 million of total revenue for the first half of 2022. Excluding Heights Finance, U.S. revenue increased $8.8 million or 3.5%,
•Canada Direct Lending revenue increase of $26.7 million, or 22.2%; and
•Canada POS Lending revenue of $43.5 million, an increase of $34.8 million, or 403%, compared to the six months ended June 30, 2021, which only included Flexiti's results after its acquisition on March 10, 2021.
The following table summarizes revenue by product, including CSO fees, for the period indicated:

	Three Months Ended
	June 30, 2022					June 30, 2021
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$28,145	$47,591	$20,847	$96,583	31.7%	$24,091	$37,450	$6,495	$68,036	36.2%
Installment	169,879	11,869	—	181,748	59.7%	90,826	10,541	—	101,367	54.0%
Total interest and fees	198,024	59,460	20,847	278,331	91.4%	114,917	47,991	6,495	169,403	90.3%
Insurance premiums and commissions	4,323	13,921	409	18,653	6.1%	—	11,678	143	11,821	6.3%
Other revenue	3,363	2,161	1,896	7,420	2.4%	3,877	2,211	381	6,469	3.4%
Total revenue	$205,710	$75,542	$23,152	$304,404	100.0%	$118,794	$61,880	$7,019	$187,693	100.0%

Product Revenue for the Three Months Ended June 30, 2022 and 2021

•Revolving LOC
◦Revolving LOC revenue for the three months ended June 30, 2022 increased $28.5 million, or 42.0%, compared to the prior-year period, driven by growth in Canada Direct Lending revenue of $10.1 million, or 27.1%, and

Canada POS lending of $14.4 million.

•Installment
◦Installment revenue for the three months ended June 30, 2022 increased $80.4 million, or 79.3%, compared to the prior-year period. The increase was a result of our acquisition of Heights Finance in the fourth quarter of 2021, which accounted for $69.7 million of Installment revenue in the second quarter of 2022.

•Insurance premiums and commissions
◦Insurance premiums and commissions for the three months ended June 30, 2022 increased $6.8 million, or 57.8%, compared to the prior-year period, primarily driven by our acquisition of Heights Finance, which offers customary opt-in insurance and accounted for $4.3 million of insurance premiums and commissions revenue in the second quarter of 2022. Canada Direct Lending grew $2.2 million, or 19.2%, year over year from the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

	Six Months Ended
	June 30, 2022					June 30, 2021
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$55,059	$93,045	$39,502	$187,606	31.6%	$51,014	$71,818	$7,939	$130,771	34.0%
Installment	332,703	22,978	—	355,681	59.8%	196,767	20,988	—	217,755	56.7%
Total interest and fees	387,762	116,023	39,502	543,287	91.4%	247,781	92,806	7,939	348,526	90.7%
Insurance premiums and commissions	9,324	26,943	646	36,913	6.2%	—	23,247	175	23,422	6.1%
Other revenue	7,024	4,062	3,314	14,400	2.4%	7,505	4,267	524	12,296	3.2%
Total revenue	$404,110	$147,028	$43,462	$594,600	100.0%	$255,286	$120,320	$8,638	$384,244	100.0%

Product Revenue for the Six Months Ended June 30, 2022 and 2021

•Revolving LOC
◦Revolving LOC revenue for the six months ended June 30, 2022 increased $56.8 million, or 43.5%, compared to the prior-year period, driven by growth in Canada Direct Lending revenue of $21.2 million, or 29.6%, and Canada POS lending of $31.6 million.

•Installment
◦Installment revenue for the six months ended June 30, 2022 increased $137.9 million, or 63.3%, compared to the prior-year period. The increase was a result of our acquisition of Heights Finance in the fourth quarter of 2021, which accounted for $130.1 million of Installment revenue in the first half of 2022.

•Insurance premiums and commissions
◦Insurance premiums and commissions for the six months ended June 30, 2022 increased $13.5 million, or 57.6%, compared to the prior-year period, primarily driven by our acquisition of Heights Finance, which offers customary opt-in insurance and accounted for $9.3 million of insurance premiums and commissions revenue in the first half of 2022. Canada Direct Lending grew $3.7 million, or 15.9%, year over year due to growth in the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

•Other revenue
◦Other revenue for the six months ended June 30, 2022 increased $2.1 million, or 17.1%, versus the prior-year period as Canada POS Lending included a full quarter of revenue in 2022.

Provision for Losses for the Three Months Ended June 30, 2022 and 2021

•Provision for losses increased by $84.4 million, or 186.8%, for the three months ended June 30, 2022 compared to the prior-year period, primarily driven by:
◦Sequential loan growth, driven by strong consumer demand, across all loan portfolios compared to the same period in the prior year;
◦Continued orderly credit normalization associated with loan growth as customers return to pre-COVID-19 payment behaviors as compared to the prior year, when customers received government stimulus payments;
◦Full quarter of provision for losses for our Heights Finance acquisition of $38.1 million;

◦Full quarter of provision for loan losses for Canada POS Lending of $6.0 million, an increase of $3.0 million compared to the prior-year period; and
◦Higher NCO and past-due rates, as COVID-19 Impacts lessened compared to the same period in the prior year. Refer to "Segment Analysis" sections below for additional details.

Provision for Losses for the Six Months Ended June 30, 2022 and 2021

•Provision for losses increased by $145.8 million, or 179.3%, for the six months ended June 30, 2022 compared to the prior-year period, primarily driven by:
◦Sequential loan growth, driven by strong consumer demand, across all loan portfolios compared to the same period in the prior year;
◦Continued orderly credit normalization associated with loan growth as customers return to pre-COVID-19 payment behaviors as compared to the prior year, when customers received government stimulus payments;
◦Full two quarters of provision for losses for our Heights Finance acquisition of $58.7 million;
◦Full two quarters of provision for loan losses for Canada POS Lending of $14.7 million, an increase of $10.8 million compared to the prior-year period; and
◦Higher NCO and past-due rates, as COVID-19 Impacts lessened compared to the same period in the prior year. Refer to "Segment Analysis" sections below for additional details.

Operating Expenses

The following table summarizes operating expenses for the period indicated:

(in thousands, unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Operating Expenses
Salaries and benefits	$82,427	$58,320	$24,107	41.3%	$162,156	$113,237	$48,919	43.2%
Occupancy	17,507	13,783	3,724	27.0%	34,544	28,130	6,414	22.8%
Advertising	12,707	7,043	5,664	80.4%	23,207	15,127	8,080	53.4%
Direct operations	20,293	13,699	6,594	48.1%	40,567	25,668	14,899	58.0%
Depreciation and amortization	8,672	7,435	1,237	16.6%	18,486	12,400	6,086	49.1%
Other operating expense	22,801	17,218	5,583	32.4%	38,913	30,170	8,743	29.0%
Total operating expense	$164,407	$117,498	$46,909	39.9%	$317,873	$224,732	$93,141	41.4%

Operating expenses for the three months ended June 30, 2022 increased $46.9 million, or 39.9%, primarily driven by:
•Salaries and benefits were $82.4 million for the three months ended June 30, 2022, an increase of $24.1 million, or 41.3%, compared to the prior-year period. The increase is primarily related to costs associated with Heights Finance, which was acquired in December 2021, and an increase of $5.4 million in Canada POS Lending during the period;

•Occupancy costs were $17.5 million for the three months ended June 30, 2022, an increase of $3.7 million, or 27.0%, compared to the prior-year period. This increase was almost entirely related to occupancy costs related to the Heights Finance acquisition being included in the three months ended June 30, 2022 occupancy costs and not being included in the three months ended June 30, 2021 occupancy costs;

•Advertising costs increased $5.7 million, or 80.4%, year over year on more normalized spend compared to the second quarter of 2021 (which continued to be affected by COVID-19 Impacts) and the Heights Finance acquisition;

•Direct operations were $20.3 million for the three months ended June 30, 2022, an increase of $6.6 million, or 48.1%, compared to the prior-year period. Excluding costs associated with Heights Finance, the direct operations increase was primarily due to higher volume, resulting in higher collection and variable processing costs, as well as a full quarter of Canada POS Lending direct operations of $3.7 million for the second quarter of 2022;

•Depreciation and amortization expense for the three months ended June 30, 2022 increased $1.2 million, or 16.6%, compared to the prior-year period, primarily due to the depreciation and amortization of Heights Finance related long-lived assets, partially offset by store closures in the U.S. during the second and third quarters of 2021; and

•Other operating expenses were $22.8 million for the three months ended June 30, 2022, an increase of $5.6 million, or 32.4%, compared to the prior-year period, primarily driven by our acquired Heights Finance business. Refer to the "Segment Analysis" sections below for additional details.

Operating expenses for the six months ended June 30, 2022 increased $93.1 million, or 41.4%, primarily driven by:
•Salaries and benefits were $162.2 million for the six months ended June 30, 2022, an increase of $48.9 million, or 43.2%, compared to the prior-year period. Excluding costs associated with Heights Finance, salaries and benefits increased $7.5 million, or 6.6%, primarily due to two full quarters of Canada POS Lending salaries and benefits expense;

•Occupancy costs were $34.5 million for the six months ended June 30, 2022, an increase of $6.4 million, or 22.8%, compared to the prior-year period. Excluding costs associated with Heights Finance, occupancy costs decreased $1.7 million, or 6.2%, primarily due to store closures in the U.S. during the second and third quarters of 2021;

•Advertising costs increased $8.1 million, or 53.4%, year over year on more normalized spend compared to the first half of 2021 (which continued to be affected by COVID-19 Impacts);

•Direct operations were $40.6 million for the six months ended June 30, 2022, an increase of $14.9 million, or 58.0%, compared to the prior-year period. Excluding costs associated with Heights Finance, the direct operations increase primarily due to higher volume, resulting in higher collection and variable processing costs, as well as a full two quarters of Canada POS Lending direct operations of $7.4 million for the first half of 2022;

•Depreciation and amortization expense for the six months ended June 30, 2022 increased $6.1 million, or 49.1%, compared to the prior-year period, primarily due a full two quarters of Canada POS Lending expense associated with the amortization of capitalized software development costs, partially offset by store closures in the U.S. during the second and third quarters of 2021; and

•Other operating expenses were $38.9 million for the six months ended June 30, 2022, an increase of $8.7 million, or 29.0%, compared to the prior-year period, primarily driven by our acquired Heights Finance business. Refer to "Segment Analysis" sections below for additional details.
Other Expense (Income)

The following table summarizes other expenses (income) for the period indicated:

(in thousands, unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other expense (income)
Interest expense	$42,193	$23,440	$18,753	80.0%	80,534	42,979	37,555	87.4%
Loss (income) from equity method investment	1,328	(1,712)	3,040	#	(256)	(2,258)	2,002	(88.7)
Gain from equity method investment	—	(135,387)	135,387	#	—	(135,387)	135,387	#
Total other expense (income)	$43,521	$(113,659)	$157,180	#	80,278	(94,666)	174,944	#
# - Variance greater than 100% or not meaningful

Other expenses for the three months ended June 30, 2022 increased $157.2 million, primarily driven by:

•During the second quarter of 2021 Katapult became a public company via a SPAC merger, generating a pretax gain of $135.4 million; and

•Interest expense for the three months ended June 30, 2022 increased $18.8 million, or 80.0%, primarily related to (i) interest on non-recourse debt assumed with the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes in the fourth quarter of 2021, (iii) interest on Flexiti's warehouse and securitization facilities, and (iv) higher utilization of the Canada SPV facility,

Other expenses for the six months ended June 30, 2022 increased $174.9 million primarily driven by:

•During the second quarter of 2021 Katapult became a public company via a SPAC merger, generating a pretax gain of $135.4 million; and
•Interest expense for the six months ended June 30, 2022 increased $37.6 million, or 87.4%, primarily related to (i) interest on non-recourse debt assumed with the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes in the fourth quarter of 2021, (iii) interest on Flexiti's warehouse and securitization facilities, and (iv) higher utilization of the Canada SPV facility,

Provision for Income Taxes

Three Months Ended June 30, 2022 and 2021

The effective income tax rate for the three months ended June 30, 2022 was 21.1%. The effective income tax rate for the three months ended June 30, 2021 was lower than the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more loss in lower rate jurisdictions combined with lost tax benefits related to share-based compensation of $0.4 million, officers' compensation of $0.4 million and non-deductible transaction costs of $0.3 million. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the three months ended June 30, 2022 was 22.1%.

Six Months Ended June 30, 2022 and 2021

The effective income tax rate for the six months ended June 30, 2022 was 19.2%. The effective income tax rate for the six months ended June 30, 2021 was lower compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more loss in lower rate jurisdictions combined with lost tax benefits related to share based compensation of $0.8 million, officers' compensation of $0.7 million and non-deductible transaction costs of $0.3 million. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the six months ended June 30, 2022 was 5.1%.

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

		As of
(in thousands, unaudited)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
U.S.
Revolving LOC	$58,471	$49,077	$52,532	$51,196	$47,277
Installment - Company Owned	627,651	589,652	609,413	137,987	139,234
Canada Direct Lending
Revolving LOC	442,738	424,485	402,405	366,509	337,700
Installment	24,817	23,578	24,792	24,315	23,564
Canada POS Lending
Revolving LOC	627,163	541,776	459,176	302,349	221,453
Company Owned gross loans receivable	$1,780,840	$1,628,568	$1,548,318	$882,356	$769,228
Gross loans receivable Guaranteed by the Company	51,323	44,420	46,317	43,422	37,093
Gross combined loans receivable (1) (2)	$1,832,163	$1,672,988	$1,594,635	$925,778	$806,321
(1) See a description of non-GAAP Financial Measures in "Supplemental Non-GAAP Financial Information."
(2) Includes loan balances classified as Held for Sale, as of June 30, 2022.

Gross combined loans receivable increased $1,025.8 million, or 127.2%, to $1,832.2 million as of June 30, 2022, from $806.3 million as of June 30, 2021. The increase was driven by:

•$491.6 million of gross loans receivable from Heights Finance;
•Canada POS Lending growth of $405.7 million, or 183.2%
•Canada Direct Lending growth of $106.3 million, or 29.4%; and
•U.S. gross combined loans receivable growth of $22.3 million, or 10.0%, excluding Heights Finance.

Sequentially, gross combined loans receivable increased $159.2 million, or 9.5%, primarily driven by Canada POS Lending growth of $85.4 million, or 15.8%, and Canada Direct Lending Revolving LOC growth of $18.3 million, or 4.3%. Gross combined loans receivable performance by product is described further in the following sections.

Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated (all periods unaudited except for Q4 2021). We report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending.

U.S. Portfolio Performance

(in thousands, except percentages)	Q2 2022(6)	Q1 2022	Q4 2021(1)	Q3 2021	Q2 2021
Gross combined loans receivable (2)
Revolving LOC	$58,471	$49,077	$52,532	$51,196	$47,277
Installment loans - Company Owned	627,651	589,652	137,782	137,987	139,234
Total U.S. Company Owned gross loans receivable	686,122	638,729	190,314	189,183	186,511
Installment loans - Guaranteed by the Company (3)	51,323	44,420	46,317	43,422	37,093
Total U.S. gross combined loans receivable (2)	$737,445	$683,149	$236,631	$232,605	$223,604

Lending Revenue:
Revolving LOC	$28,145	$26,913	$27,911	$27,377	$24,091
Installment loans - Company Owned	121,595	113,833	56,820	57,659	55,918
Installment loans - Guaranteed by the Company (3)	48,283	48,991	47,348	43,377	34,908
Total U.S. lending revenue	$198,023	$189,737	$132,079	$128,413	$114,917

Lending Provision:
Revolving LOC	$11,831	$9,577	$11,592	$8,140	$6,621
Installment loans - Company Owned	54,868	32,962	18,618	16,792	14,048
Installment loans - Guaranteed by the Company (3)	28,313	21,749	25,967	23,146	12,583
Total U.S. lending provision	$95,012	$64,288	$56,177	$48,078	$33,252

NCOs (7)
Revolving LOC	$ 10,248	$ 10,055	$ 11,481	$ 8,329	$ 7,271
Installment loans - Company Owned	40,757	36,247	19,664	19,548	18,617
Installment loans - Guaranteed by the Company (3)	27,395	21,492	26,065	21,404	12,044
Total U.S. NCOs	$ 78,400	$ 67,794	$ 57,210	$ 49,281	$ 37,932

NCO rate (4) (7)
Revolving LOC	19.1%	19.8%	22.1%	16.9%	16.0%
Installment loans - Company Owned	6.7%	6.0%	14.3%	14.1%	13.2%
Total U.S. Company Owned NCO rate	7.7%	7.1%	16.4%	14.8%	13.9%
Installment loans - Guaranteed by the Company (3)	57.2%	47.4%	58.1%	53.2%	34.6%
Total U.S. NCO rate	11.0%	14.7%	24.4%	21.6%	17.2%

ALL and CSO Liability for Losses rate (5)
Revolving LOC	25.1%	26.7%	25.9%	26.3%	28.9%
Installment loans - Company Owned	6.8%	4.2%	12.7%	13.4%	15.3%
Total U.S. Company Owned ALL rate	8.4%	5.9%	16.3%	16.9%	18.7%
Installment loans - Guaranteed by the Company (3)	15.7%	16.1%	14.9%	16.1%	14.2%
Total ALL and CSO Liability for Losses rate	8.9%	6.6%	16.0%	16.8%	18.0%

Past-due rate (5)

(in thousands, except percentages)	Q2 2022(6)	Q1 2022	Q4 2021(1)	Q3 2021	Q2 2021
Revolving LOC	29.3%	29.7%	30.5%	30.5%	26.6%
Installment loans - Company Owned	20.6%	19.1%	19.4%	20.1%	18.7%
Total U.S. Company Owned past-due rate	21.3%	19.9%	22.5%	22.9%	20.7%

Installment loans - Guaranteed by the Company (3)	19.0%	18.5%	17.7%	19.8%	17.4%

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
(4) We calculate NCO rate as total NCOs divided by Average gross loans receivable.
(4) We report ALL as a contra-asset reducing gross loans receivable and the CSO Liability for Losses as a liability on the Consolidated Balance Sheets.
(5) We calculate (i) Allowance for loan losses (ALL) and CSO Liability for losses rate and (ii) past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(6) Includes loan balances and activity classified as Held for Sale.
(7) For the first and second quarters of 2022, NCOs presented above include $5.0 million and $10.3 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.

U.S. Loan Net Revenue

U.S. lending revenues increased by $83.1 million, or 72.3%, to $198.0 million, for the three months ended June 30, 2022, compared to the prior-year period as a result of our acquisition of Heights Finance.

The provision for losses increased $61.8 million, or 185.7%, year over year, primarily driven by (i) normalized provisioning on loan growth as customer behavior returns to pre-COVID-19 levels, (ii) full quarter provision for our Heights Finance acquisition, and (iii) higher NCO and past-due rates as COVID-19 Impacts lessened compared to the same period in the prior year.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances as of June 30, 2022 increased $11.2 million, or 23.7%, compared to the prior year. NCO rates rose 306 bps year over year but improved 69 bps sequentially. Past-due rates rose 267 bps year over year from COVID-19 Impacts in the prior year but decreased 36bps sequentially.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of June 30, 2022 increased $488.4 million, or 350.8%, and revenue increased $65.7 million, or 117.5%, compared to the prior year, primarily as a result of our acquisition of Heights Finance. NCO rates improved 652 bps year over year and rose 65 bps sequentially primarily as a result of Heights Finance. Excluding Heights Finance, the U.S. Q2 2022 NCO rate was 13.0%, 630 bps higher than the U.S. segment rate. Past-due rates increased 187 bps year over year from COVID-19 Impacts in the prior year and 154 bps sequentially.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company increased $14.2 million, or 38.4%, year over year. For the three months ended June 30, 2022, NCO rates increased from 34.6% to 57.2% year over year primarily due to credit normalization, loan growth, and a shift to more new borrowers versus seasoned borrowers and more online originations versus store-based, both of which carry higher risk in their early stages. Past-due rates rose 47 bps year over year from COVID-19 Impacts in the prior year and 160 bps sequentially.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$198,025	$114,917	$83,108	72.3%	387,762	247,781	139,981	56.5%
Insurance premiums and commissions	4,323	—	4,323	#	9,324	—	9,324	#
Other revenue	3,363	3,877	(514)	(13.3)%	7,024	7,505	(481)	(6.4)%
Total revenue	205,711	118,794	86,917	73.2%	404,110	255,286	$ 148,824	58.3%
Provision for losses	97,563	33,622	63,941	#	164,388	59,678	104,710	#
Net revenue	108,148	85,172	22,976	27.0%	239,722	195,608	44,114	22.6%
Operating expenses
Salaries and benefits	59,219	41,913	17,306	41.3%	118,880	83,423	35,457	42.5%
Occupancy	11,462	8,197	3,265	39.8%	22,396	16,732	5,664	33.9%
Advertising	11,167	6,089	5,078	83.4%	20,429	13,230	7,199	54.4%
Direct operations	13,580	8,272	5,308	64.2%	27,254	17,395	9,859	56.7%
Depreciation and amortization	4,602	3,008	1,594	53.0%	9,161	6,134	3,027	49.3%
Other operating expense	15,603	14,177	1,426	10.1%	28,454	24,635	3,819	15.5%
Total operating expenses	115,633	81,656	33,977	41.6%	226,574	161,549	65,025	40.3%
Other expense (income)
Interest expense	27,823	17,338	10,485	60.5%	55,508	33,696	21,812	64.7%
Loss (income) from equity method investment	1,328	(1,712)	3,040	#	(256)	(2,258)	2,002	(88.7)%
Gain from equity method investment	—	(135,387)	135,387	#		(135,387)	135,387	#
Total other expense	29,151	(119,761)	148,912	#	55,252	(103,949)	159,201	#
Segment operating (loss) income	(36,636)	123,277	(159,913)	#	(42,104)	138,008	(180,112)	#
Interest expense	27,823	17,338	10,485	60.5%	55,508	33,696	21,812	64.7%
Depreciation and amortization	4,602	3,008	1,594	53.0%	9,161	6,134	3,027	49.3%
EBITDA (1)	(4,211)	143,623	(147,834)	#	22,565	177,838	(155,273)	(87.3)%
Restructuring costs	1,146	5,763	(4,617)		2,215	5,763	(3,548)
Loss (income) from equity method investment	1,328	(1,712)	3,040		(256)	(2,258)	2,002
Gain from equity method investment	—	(135,387)	135,387		—	(135,387)	135,387
Transaction costs	(168)	3,181	(3,349)		—	6,341	(6,341)
Share-based compensation	3,259	3,467	(208)		6,762	6,150	612
Other adjustments	(395)	(159)	(236)		(640)	(405)	(235)
Adjusted EBITDA (1)	$5,273	$18,776	$(13,503)	(71.9)%	$ 35,050	$ 58,042	($ 22,992)	(39.6)%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

U.S. Segment Results - For the Three Months Ended June 30, 2022 and 2021

For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended June 30, 2022 and 2021, see "U.S. Portfolio Performance," above.

Operating expenses for the three months ended June 30, 2022 were $115.6 million, an increase of $34.0 million, or 41.6%, compared to $81.7 million for the three months ended June 30, 2021, primarily driven by the operating expenses associated with Heights Finance, which was not included in prior year amounts.

U.S. interest expense for the three months ended June 30, 2022 increased $10.5 million, or 60.5%, primarily driven by (i) interest on debt assumed in the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes, and (iii) higher interest expense on the U.S. SPV facility.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag. We recorded a loss of $1.3 million for the three months ended June 30, 2022. We own 19.6% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of June 30, 2022.

U.S. Segment Results - For the Six Months Ended June 30, 2022 and 2021

Operating expenses for the six months ended June 30, 2022 were $226.6 million, an increase of $65.0 million, or 40.3%, compared to $161.5 million for the six months ended June 30, 2021, primarily driven by the operating expenses associated with Heights Finance.

U.S. interest expense for the six months ended June 30, 2022 increased $21.8 million, or 64.7%, primarily driven by interest on debt assumed in the acquisition of Heights Finance, (ii) interest expense on the additional $250.0 million issuance of 7.50% Senior Secured Notes, and (iii) higher interest expense on the U.S. SPV facility.

As previously described, we recognize our share of Katapult’s income or loss on a one-quarter lag. We recorded income of $0.3 million for the six months ended June 30, 2022. We own 19.6% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of June 30, 2022, and 18.3% excluding pay-out of earn-out shares.
Canada Direct Lending Portfolio Performance

(in thousands, except percentages)	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Gross loans receivable
Revolving LOC	$442,738	$424,485	$402,405	$366,509	$337,700
Installment loans	24,817	23,578	24,792	24,315	23,564
Total gross loans receivable	$467,555	$448,063	$427,197	$390,824	$361,264

Lending Revenue:
Revolving LOC	$47,591	$45,455	$43,943	$40,239	$37,450
Installment loans	11,868	11,109	11,416	11,331	10,541
Total lending revenue	$59,459	$56,564	$55,359	$51,570	$47,991

Lending Provision:
Revolving LOC	$22,641	$19,156	$20,080	$11,375	$7,066
Installment loans	3,303	2,723	2,945	2,512	1,438
Total lending provision	$25,944	$21,879	$23,025	$13,887	$8,504

NCO rate (1)
Revolving LOC	4.6%	5.2%	3.9%	2.8%	3.3%
Installment loans	12.0%	10.9%	11.2%	10.2%	6.3%
Total NCO rate	5.0%	5.5%	4.4%	3.3%	3.5%

ALL rate (2)
Revolving LOC	7.2%	7.2%	8.0%	7.5%	7.9%
Installment loans	9.7%	8.8%	8.0%	7.4%	7.5%
Total ALL rate	7.4%	7.3%	8.0%	7.5%	7.9%

Past-due rate (2)
Revolving LOC	8.7%	8.0%	8.9%	6.8%	5.8%
Installment loans	1.8%	2.0%	2.2%	2.0%	2.3%
Total past-due rate	8.3%	7.7%	8.5%	6.5%	5.5%

(1) We calculate NCO rate as total NCOs divided by Average gross loans receivable.
(2) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.

Canada Direct Loan Net Revenue

Canada Direct Lending revenue increased year over year by 11,468, or 23.9%, (increased $13.6 million, or 28.3%, on a constant currency basis), for the three months ended June 30, 2022, due to the growth of Revolving LOC loans in Canada.

The provision for losses increased $17.4 million, or 205.1%, ($18.4 million, or 216.0%, on a constant currency basis), to $25.9 million for the three months ended June 30, 2022, compared to $8.5 million in the prior-year period. The provision for losses increased $4.1 million, or 18.6%, ($18.4 million, or 216.0% on a constant currency basis), sequentially.The increase in provision for losses was primarily driven by (i) normalized provisioning on strong sequential loan growth as customer behavior returns to pre-COVID-19 levels, and (ii) orderly credit normalization to higher NCO and past-due rates as COVID-19 Impacts lessened compared to the same period in the prior year.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $106.3 million, or 29.4%, ($123.0 million, or 36.4%, on a constant currency basis) year over year and $19.5 million, or 4.4% ($36.2 million, or 8.5%, on a constant currency basis) sequentially. Revolving LOC revenue increased $10.1 million, or 27.1%, year over year and $2.1 million, or 4.7%, sequentially $11.9 million, or 31.6%, and $11.9 million, or 31.6%, respectively, on a constant currency basis). The quarterly NCO rate increased year over year from 3.3% to 4.6% as of June 30, 2022 and improved sequentially from 5.2% to 4.6% as of June 30, 2022 as COVID-19 Impacts lessened compared to the same period in the prior year. Past-due rates rose 293 bps year over year and 65 bps sequentially.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $1.3 million, or 12.6%, ($1.8 million, or 16.6%, on a constant currency basis) year over year. Installment gross loans receivable increased $1.3 million, or 5.3% ($2.3 million, or 9.6%, on a constant currency basis) year over year. The NCO rate increased year over year from 6.3% to 12.0% and sequentially from 10.9% to 12.0% as of June 30, 2022 as COVID-19 Impacts lessened compared to the same period in the prior year.

Canada Direct Lending Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$59,459	$47,991	$11,468	23.9%	116,023	92,806	23,217	25.0%
Insurance premiums and commissions	13,920	11,678	2,242	19.2%	26,943	23,247	3,696	15.9%
Other revenue	2,161	2,211	(50)	(2.3)%	4,062	4,267	(205)	(4.8)%
Total revenue	75,540	61,880	13,660	22.1%	147,028	120,320	$ 26,708	22.2%
Provision for losses	26,021	8,556	17,465	#	48,013	17,790	30,223	#
Net revenue	49,519	53,324	(3,805)	(7.1)%	99,015	102,530	(3,515)	(3.4)%
Operating expenses
Salaries and benefits	14,665	13,224	1,441	10.9%	28,063	25,511	2,552	10.0%
Occupancy	5,750	5,545	205	3.7%	11,627	11,347	280	2.5%
Advertising	1,298	778	520	66.8%	2,236	1,682	554	32.9%
Direct operations	3,044	2,332	712	30.5%	5,897	4,450	1,447	32.5%
Depreciation and amortization	1,103	1,144	(41)	(3.6)%	2,226	2,270	(44)	(1.9)%
Other operating expense	2,472	2,460	12	0.5%	5,304	4,827	477	9.9%
Total operating expenses	28,332	25,483	2,849	11.2%	55,353	50,087	5,266	10.5%
Other expense
Interest expense	6,147	2,498	3,649	#	10,177	4,853	5,324	#
Total other expense	6,147	2,498	3,649	#	10,177	4,853	5,324	#
Segment operating income	15,040	25,343	(10,303)	(40.7)%	33,485	47,590	(14,105)	(29.6)%
Interest expense	6,147	2,498	3,649	#	10,177	4,853	5,324	#
Depreciation and amortization	1,103	1,144	(41)	(3.6)%	2,226	2,270	(44)	(1.9)%
EBITDA (1)	22,290	28,985	(6,695)	(23.1)%	45,888	54,713	(8,825)	(16.1)%
Share-based compensation	129	—	129	#	244	—	244
Other adjustments	(71)	107	(178)		16	148	(132)
Adjusted EBITDA (1)	$22,355	$29,092	$(6,737)	(23.2)%	$ 46,155	$ 54,861	($ 8,706)	(15.9)%
# - Variance greater than 100% or not meaningful.
(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Results of Consolidated Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada Direct Lending Segment Results - For the Three Months Ended June 30, 2022 and 2021
For a discussion of revenue, provision for losses and related gross combined loans receivables for the three months ended June 30, 2022 and 2021, see "Canada Direct Lending Portfolio Performance" above.

Canada Direct Lending operating expenses were $28.3 million for the three months ended June 30, 2022, an increase of $2.8 million, or 11.2%, ($4.0 million, or 15.6%, on a constant currency basis), compared to the prior year, primarily due to higher variable costs, primarily collection and financial service fees, on higher volume year over year.

Interest expense for the three months ended June 30, 2022 was $6.1 million compared to $2.5 million for the three months ended June 30, 2021 due to higher utilization of the Canada SPV facility.

Canada Direct Lending Segment Results - For the Six Months Ended June 30, 2022 and 2021

Canada Direct Lending operating expenses were $55.4 million for the six months ended June 30, 2022, an increase of $5.3 million, or 10.5%, ($4.0 million, or 15.6%, on a constant currency basis), compared to the prior year, primarily due to higher variable costs, primarily collection and financial service fees, on higher volume year over year.

Interest expense for the six months ended June 30, 2022 was $10.2 million compared to $4.9 million for the six months ended June 30, 2021 due to higher utilization of the Canada SPV facility.

Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Revolving LOC
Total gross loans receivable	$627,163	$541,776	$459,176	$302,349	$221,453
Total lending revenue	$20,846	$18,655	$13,704	$10,646	$6,495
Total lending provision	$5,963	$8,714	$12,511	$8,285	$2,986
Canada POS Lending NCOs (1)	$3,537	$2,727	$1,731	$1,827	$1,509
NCO rate (1)(2)	0.6%	0.5%	0.5%	0.7%	0.7%
ALL rate (3)	4.5%	5.1%	4.8%	3.8%	2.1%
Past-due rate (3)(4)	5.3%	4.2%	4.1%	4.8%	5.4%

(1) For the second, third and fourth quarters of 2021, NCOs presented above include $2.4 million, $0.6 million and $0.8 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.
(2) We calculate NCO rate as total NCOs divided by Average gross loans receivable.
(3) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable (excluding the fair value discount on acquired loans) at each respective quarter end.
(4) The past-due rate for Canada POS Lending for loans 31+ days past-due were 2.8%, 2.2%, 1.9%, 2.1%, and 2.6% for the three months ended June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021, respectively.

Canada POS Lending Revolving LOC loan performance

Canada POS Lending revenue increased year over year by $14.4 million driven by year-over-year loan growth of $405.7 million, or 183.2%. The increase in gross loans receivable was driven by new merchant partners throughout 2021, the most notable being LFL, Canada's largest home furnishings retailer. Revolving LOC gross loans receivable generally charge-off at 180 days past due. The NCO and past-due rates for the quarter were 0.5% and 4.2%, respectively, and remained consistent sequentially. Past-due rates improved year over year by 5 bps.

Originations for the three months ended June 30, 2022 were C$314.0 million, an increase of C$210.0 million, or 202.0%, from the prior-year period of C$103.9 million. Originations for the six months ended June 30, 2022 were C$569.3 million, an increase of C$380.3 million, or 201.2%, from the prior-year period of C$189.0 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $85.4 million, or 15.8%.

Canada POS Lending Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2022	2021 (1)	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$20,847	$6,495	14,352	#	$39,502	$7,939	31,563	#
Insurance premiums and commissions	410	175	235	#	646	175	471	#
Other revenue	1,896	349	1,547	#	3,314	524	2,790	#
Total revenue	23,153	7,019	16,134	#	43,462	8,638	34,824	#
Provision for losses	5,962	2,987	2,975	#	14,676	3,842	10,834	#
Net revenue	17,191	4,032	13,159	#	28,786	4,796	23,990	#
Operating expenses
Salaries and benefits	8,543	3,183	5,360	#	15,213	4,303	10,910	#
Occupancy	295	41	254	#	521	51	470	#
Advertising	242	176	66	38%	542	215	327	#
Direct operations	3,669	3,095	574	19%	7,416	3,823	3,593	94.0%
Depreciation and amortization	2,967	3,283	(316)	(10)%	7,099	3,996	3,103	77.7%
Other operating expense	4,726	581	4,145	#	5,155	708	4,447	#
Total operation expenses	20,442	10,359	10,083	97%	35,946	13,096	22,850	#
Other expense
Interest expense	8,223	3,604	4,619	#	14,849	4,430	10,419	#
Total other expense	8,223	3,604	4,619	#	14,849	4,430	10,419	#
Segment operating loss	(11,474)	(9,931)	(1,543)	16%	(22,009)	(12,730)	(9,279)	72.9%
Interest expense	8,223	3,604	4,619	#	14,849	4,430	10,419	#
Depreciation and amortization	2,967	3,283	(316)	(10)%	7,099	3,996	3,103	77.7%
EBITDA (2)	(284)	(3,044)	2,760	(91)%	(61)	(4,304)	4,243	(98.6)%
Acquisition-related adjustments	—	5,495	(5,495)		218	5,495	(5,277)
Change in fair value of contingent consideration	4,014	—	4,014		3,750	—	3,750
Share-based compensation	1,029	—	1,029		1,504	—	1,504
Other adjustments	(27)	(17)	(10)		43	(17)	60
Adjusted EBITDA (2)	$4,732	$2,434	$ 2,298	94%	$ 5,454	$ 1,174	$ 4,280	#
# - Variance greater than 100% or not meaningful.
(1) The totals reported for the six months ended June 30, 2021 include results from the date of acquisition, March 10, 2021, through June 30, 2021.
(2) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada POS Lending Segment Results - For the Three Months Ended June 30, 2022 and 2021
For a discussion of revenue, provision for losses and related gross loans receivable, see the "Canada POS Lending Portfolio Performance," above for the three months ended June 30, 2022.

Canada POS Lending operating expenses were $20.4 million for the three months ended June 30, 2022, an increase of $10.1 million, or 97%, ($4.0 million, or 15.6%, on a constant currency basis), compared to the prior year, primarily due to cost increases to support higher loan volume year over year.

Interest expense for the three months ended June 30, 2022 was $8.2 million compared to $3.6 million for the three months ended June 30, 2021 due to higher utilization of the Canada SPV facility and increased interest rates to support loan growth.

Canada POS Lending Segment Results - For the Six Months Ended June 30, 2022 and 2021

A comparison of the year-over-year results for the six months ended June 30, 2022 compared to June 30, 2021 are not meaningful as we acquired Flexiti as of March 10, 2021.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Net (loss) income	$(26,080)	$104,517	$(130,597)	#	($ 24,744)	$ 130,252	($ 154,996)	#
Adjustments:
Restructuring costs (1)	1,146	5,763			2,215	5,763
Legal and other costs (2)	950	—			1,037	—
Loss (income) from equity method investment (3)	1,328	(1,712)			(256)	(2,258)
Gain from equity method investment (4)	—	(135,387)			—	(135,387)
Transaction costs (4)	(168)	3,181			—	6,341
Acquisition-related adjustments (5)	3,371	5,495			3,592	5,495
Change in fair value of contingent consideration (6)	4,014	—			3,750	—
Share-based compensation (7)	4,417	3,467			8,510	6,150
Intangible asset amortization (8)	3,524	1,866			6,501	2,697
Cumulative tax effect of adjustments (9)	(3,788)	30,204			(5,616)	28,469
Adjusted net (loss) income	$(11,286)	$17,394	$(28,680)	#	$(5,011)	$ 47,522	$(52,533)	#

Net (loss) income	($ 26,080)	$ 104,517			($ 24,744)	$ 130,252
Diluted weighted average shares outstanding	40,376	43,672			40,372	43,556
Adjusted diluted average shares outstanding	40,376	43,672			40,372	43,556
Diluted (loss) earnings per share	$(0.65)	$2.39	$(3.04)	#	$(0.61)	$2.99	$(3.60)	#
Per share impact of adjustments to net (loss) income	0.37	(1.99)			0.49	(1.90)
Adjusted diluted (loss) earnings per share	$(0.28)	$0.40	$(0.68)	(170.0)%	($ 0.12)	$ 1.09	$(1.21)	(111.0)%
Note: Footnotes follow Reconciliation of Net income table on the next page

Reconciliation of Net Income to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Net (loss) income	$(26,080)	$104,517	$(130,597)	#	($ 24,744)	$ 130,252	$(154,996)	#
(Benefit) provision for income taxes	(6,990)	34,172	(41,162)	#	(5,884)	42,616	(48,500)	#
Interest expense	42,193	23,440	18,753	80.0%	80,534	42,979	37,555	87.4%
Depreciation and amortization	8,672	7,435	1,237	16.6%	18,486	12,400	6,086	49.1%
EBITDA	17,795	169,564	(151,769)	(89.5)%	68,392	228,247	(159,855)	(70.0)%
Restructuring costs (1)	1,146	5,763			2,215	5,763
Legal and other costs (2)	950	—			1,037	—
Loss (income) from equity method investment (3)	1,328	(1,712)			(256)	(2,258)
Gain from equity method investment (11)	—	(135,387)			—	(135,387)
Transaction costs (4)	(168)	3,181			—	6,341
Acquisition-related adjustments (5)	3,371	5,495			3,592	5,495
Change in fair value of contingent consideration (6)	4,014	—			3,750	—
Share-based compensation (7)	4,417	3,467			8,510	6,150
Other adjustments (10)	(493)	(69)			(581)	(274)
Adjusted EBITDA	$32,360	$50,302	$(17,942)	(35.7)%	$ 86,659	$ 114,077	$(27,418)	(24.0)%
Adjusted EBITDA Margin	10.6%	26.8%			14.6%	29.7%
# - Change greater than 100% or not meaningful

(1)	Restructuring costs for the three and six months ended June 30, 2022 resulted from U.S. store closures and related costs and certain severance payments to eliminate duplicate roles.
(2)	Legal and other costs for the three and six months ended June 30, 2022 primarily related to settlement costs related to certain legal matters.
(3)	The amount reported is our share of Katapult's U.S. GAAP net income or loss, recognized on a one quarter lag.
(4)	Transaction costs for the three and six months ended June 30, 2022 relate to the acquisition of Heights Finance in December 2021, the sale of the Legacy U.S. Direct Lending business, and the acquisition of First Heritage Credit, both of which closed in July 2022.

Transaction costs for the three and six months ended June 30, 2021 relate to the acquisition of Flexiti in March 2021.
(5)	During the three months and six months ended June 30, 2022, acquisition-related adjustments related to the acquired Heights loan portfolio as of December 27, 2021.

During the three months and six months ended June 30, 2022, acquisition-related adjustments related to the acquired Flexiti loan portfolio as of March 10, 2021.
(6)
In connection with our acquisition of Flexiti, we recorded a $4.0 million and $3.8 million adjustment related to the fair value of the contingent consideration for the three and six months ended June 30, 2022, respectively.

(7)	The estimated fair value of share-based awards was recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(8)	Intangible asset amortization in determining ANI for the three and six months ended June 30, 2022 primarily included amortization of identifiable intangible assets established in connection with the acquisitions of Flexiti and Heights Finance.
(9)	Cumulative tax effect of adjustments included in Reconciliation of Net income to Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(10)	Other adjustments primarily reflect the intercompany foreign-currency exchange impact.
(11)	Gain on investment in Katapult of $135.4 million recorded during the three and six months ended June 30, 2021 as a result of its reverse merger with FinServ.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended June 30, 2022 and 2021, 32.4% and 36.7%, respectively, of our revenues were originated in Canadian Dollars. For the six months ended June 30, 2022 and 2021, 32.0% and 33.6%, respectively, of our revenues from continuing operations were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7835	0.8141	(0.0306)	(3.8)%	0.7864	$0.8019	($0.0155)	(1.9)%

Balance Sheet - Exchange Rate as of June 30, 2022 and December 31, 2021

	June 30,	December 31,	Change
	2022	2021	$	%
Exchange Rate for the Canadian Dollar	0.7729	0.7846	(0.0117)	(1.5)%

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

We calculated the revenues and gross margin below for our Canada segments during the three and six months ended June 30, 2022 using the actual average exchange rate during the three and six months ended June 30, 2021 (in thousands, unaudited).

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$78,508	61,880	$16,628	26.9%	$149,951	120,320	$29,631	24.6%
Net revenue	51,467	53,324	(1,857)	(3.5)%	100,974	102,530	(1,556)	(1.5)%
Segment operating income	15,629	25,343	(9,714)	(38.3)%	34,129	47,590	(13,461)	(28.3)%
Canada POS Lending – constant currency basis(1):
Revenues	$24,073	7,019	$17,054	243.0%	44,345	8,638	35,707	413.4%
Net revenue	17,888	4,032	13,856	343.7%	29,400	4,796	24,604	513.0%
Segment operating loss	(11,927)	(9,931)	(1,996)	20.1%	(22,447)	(12,730)	(9,717)	76.3%
(1) The totals reported for the six months ended June 30, 2021 include results from the date of acquisition, March 10, 2021, through June 30, 2021.

We calculated gross loans receivable for our Canada segments below as of June 30, 2022 using the actual exchange rate as of December 31, 2021 (in thousands, unaudited).

	June 30,	December 31,	Change
	2022	2021	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$486,544	$427,197	$59,347	13.9%
Canada POS Lending – constant currency basis:
Gross loans receivable	$652,634	$459,176	$193,458	42.1%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are (i) cash provided by operations, (ii) our revolving credit facilities and our non-recourse funding facilities, as further described in Note 5, "Debt" of the Notes to the Consolidated Financial Statements, and (iii) funds from third-party lenders under our CSO programs.

As of June 30, 2022, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our growth strategy in both the U.S. and Canada, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. In the first quarter of 2021, our Board of Directors increased the quarterly dividend to $0.11 per share, an increase of 100%. Additionally, in May 2021 our Board of Directors authorized a $50.0 million share repurchase program which concluded in February 2022. A new $25.0 million share repurchase program was authorized in February 2022, which will commence at our discretion. Refer to Note 15, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

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

We may also sell or securitize our assets, draw on our available revolving credit facilities or lines of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "—Cash Flows" below and other factors resulted in our available cash on hand of $47.6 million ($10.2 million held for sale) as of June 30, 2022. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisitions of Flexiti and Heights Finance have increased our product offerings to include customers in the near-prime and prime space. The acquisition of Flexiti allows us to tailor our current product structure to its POS model, potentially expanding to sub-prime customers. The acquisition of Heights Finance accelerates our strategic transition in the U.S. toward longer term, higher balance and lower rate credit products and provides us with access to a larger addressable market while mitigating regulatory risk. These initiatives to expand our product offerings and grow the U.S. and Canada businesses can materially impact our future cash flows. For further information regarding the acquisitions, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 13, "Goodwill," and Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements.

We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Balance as of June 30, 2022 (in USD)
7.50% Senior Secured Notes (due 2028) (2)	$1.0 billion	7.50%	August 1, 2028	$981,735
Senior Secured Revolving Credit Facility (4)	$50.0 million	1-Mo LIBOR + 5.00%	July 31, 2022	50,000
U.S. SPV (3)	$200.0 million	1-Mo LIBOR + 6.25%	April 8, 2024	46,295
Heights Finance SPV	$350.0 million	1-Mo LIBOR + 5.25%	December 31, 2024	292,309
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	302,619
Flexiti SPE(1)	C$500.0 million	3-Mo CDOR + 4.40%	March 10, 2024	159,045
Flexiti Securitization(1)	C$526.5 million	1-Mo CDOR + 3.59%	December 9, 2025	403,625
CURO Canada Revolving Credit Facility (1)	C$10.0 million	Canada Prime Rate +1.95%	On-demand	98
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of June 30, 2022 are denominated in U.S. dollars.
(2) On July 30, 2021, we closed our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which was used to redeem our $690.0 million 8.25% Senior Secured Notes due 2025. On December 27, 2021, we issued an additional $250.0 million of our 7.50% Senior Secured Notes for a total capacity of $1.0 billion.

(3) Classified as Held for Sale, as of June 30, 2022.
(4) On July 29, 2022, we extended the maturity through August 31, 2022 and decreased the borrowing capacity to $45.0 million.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$201,209	$162,895
Net cash used in investing activities	(485,492)	(93,698)
Net cash provided by financing activities	273,923	8,088

As previously described, year-over-year comparisons were impacted by COVID-19 Impacts and the Runoff Portfolios from regulatory changes.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $201.2 million, attributable to net loss of $24.7 million, the effect of non-cash reconciling items of $261.2 million, and changes in our operating assets and liabilities of $35.3 million. Our non-cash reconciling items of $261.2 million primarily included $227.1 million of provision for losses and $18.5 million of depreciation and amortization. Our changes in operating assets and liabilities of $35.3 million were primarily related to (i) $36.5 million of lower accounts payable and accrued liabilities as a result of timing on the settlement of certain accruals, and (ii) $14.7 million of lower income taxes receivable, partially offset by $10.7 million of lower accrued interest on our gross loans receivable.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $485.5 million, primarily due to net origination of loans of $463.2 million. In addition, we used cash to purchase $22.2 million of property, equipment and software, an increase from the prior year due to the acquisitions of Flexiti and Heights Finance.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $273.9 million primarily due to $300.0 million of net proceeds from our non-recourse debt facilities partially offset by (i) $13.5 million of share repurchases in the first quarter of 2022 and (ii) $9.2 million of cash dividends.

Critical Accounting Policies and Estimates

There have been no material changes to the information on critical accounting estimates described in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2021 Form 10-K, which information is incorporated by reference herein.

Goodwill. We exercise judgment in evaluating assets for impairment. Goodwill is tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing carrying values to estimated fair values of the reporting unit under review.

Our reporting units consist of the U.S., Canada Direct Lending and Canada POS Lending segments, as defined by FASB’s ASC 280, Segment Reporting, for which we assess goodwill for impairment. As of the most recent annual goodwill impairment testing date (October 1, 2021), the U.S., Canada Direct Lending, and Canada POS Lending reporting units' estimated fair values exceeded their carrying value. As described in our 2021 Form 10-K, an impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Events or circumstances that could indicate an impairment include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or divestiture of a significant portion of a reporting unit or economic outlook. These and other macroeconomic factors were considered when performing the annual test as of October 1, 2021.

For the three months ended June 30, 2022, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for any reporting unit.

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

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2022:

(in thousands)	June 30, 2022	Percent of Total	December 31, 2021	Percent of Total
U.S. (2)	$375,158	84.5%	$359,779	83.7%
Canada Direct Lending (1)	29,653	6.7%	30,105	7.0%
Canada POS Lending (1)	39,310	8.9%	39,908	9.3%
Total Goodwill	$444,121		$429,792
(1) Changes in Goodwill between December 31, 2021 and June 30, 2022 are due to fluctuations in foreign exchange rates. Refer to Note 13, "Goodwill" for additional details.
(2) Includes balance classified as Held for Sale, as of June 30, 2022.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2021, as described in our 2021 Form 10-K, except for the following:

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2022, the Company has excluded the operations of Heights Finance as permitted by the guidance issued by the Office of the Chief Accountant of the

SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The Heights Finance acquisition was completed on December 27, 2021. As of June 30, 2022, Heights Finance's assets represented approximately 30.2%% of the Company’s consolidated assets and for the three and six months ended June 30, 2022, its revenues represented approximately 24.4% and 23.5% respectively of the Company’s consolidated revenues.

See Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Heights Finance and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2022.

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

Internal Control over Financial Reporting

The Company is working to integrate Heights Finance into its overall internal control over financial reporting processes. Additionally, on March 10, 2021, the Company acquired Flexiti. See Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details. The Company continued the process of refining financial reporting controls on the operations associated with Flexiti as of June 30, 2022. Except for changes made in connection with the integration of Heights Finance and Flexiti, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to repurchases we made of our common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that may yet be Purchased under the Plans or Programs(3) (in millions)
April 2022	344	$12.72	—	$—
May 2022	8,685	$11.58	—	$—
June 2022	3,071	$7.36	—	$—
Total	12,100	$10.54	—
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

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
2.1	Equity Asset Purchase Agreement, dated as of May 18, 2022, among CURO Intermediate Holdings Corp., Sparrow Purchaser, LLC and CCF Intermediate Holdings LLC. Previously filed as an exhibit to the Company's Form 8-K filed May 19, 2022.	8-K	2.1	5/19/2022
2.2	Agreement and Plan of Merger, dated as of May 18, 2022, among CURO Group Holdings Corp,. Sugarcane Sub, LLC, First Heritage Credit, LLC and Ernest L. Coward, Jr., solely in his capacity as Member Representative. Previously filed as an exhibit to the Company's Form 8-K filed May 19, 2022.	8-K	2.2	5/19/2022
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature page thereto	S-1	4.3	5/17/18
4.4	Description of the Company's Securities	10-K	4.4	3/9/20
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on May 3, 2022, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2022                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer