Form 10-Q
period 2022-09-30
CURO Group Holdings Corp.
filed 2022-11-03
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of October 28, 2022 there were 40,485,381 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
FORM 10-Q
THIRD QUARTER ENDED September 30, 2022

PART I.     FINANCIAL INFORMATION

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
8.25% Senior Secured Notes	8.25% Senior Secured Notes, issued in August 2018 for $690.0 million, which we extinguished during the third quarter of 2021
ABL	Asset-Backed Lending
Adjusted EBITDA	EBITDA plus or minus certain non-cash and other adjusting items; Refer to "Supplemental Non-GAAP Financial Information" for additional details
ALL	Allowance for loan losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
CAB	Credit Access Business
Canada SPV	A four-year revolving credit facility with capacity up to C$400.0 million
Curo Canada Revolving Credit Facility	C$10.0 million revolving credit facility (formerly known as Cash Money Revolving Credit Facility), maintained by CURO Canada
CDOR	Canadian Dollar Offered Rate
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Condensed Consolidated Financial Statements	The condensed consolidated financial statements presented in this Form 10-Q
CSO	Credit services organization
CURO Canada	CURO Canada Corp, a wholly-owned Canadian subsidiary of the Company, formerly known as Cash Money Cheque Cashing Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FinServ	FinServ Acquisition Corp., a publicly traded special purpose acquisition company (trading symbol FSRV)
FinTech	Financial Technology; the term used to describe any technology that delivers financial services through software, such as online banking, mobile payment apps or cryptocurrency
First Heritage	First Heritage Credit, LLC, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi we acquired in July 2022
First Heritage SPV	A revolving credit facility, entered into concurrent with the acquisition of First Heritage, with capacity up to $225.0 million
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti SPV	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$535.0 million
Form 10-Q	This report on Form 10-Q for the quarter ended September 30, 2022
Gross Combined Loans Receivable	Gross loans receivable plus loans originated by third-party lenders which are Guaranteed by the Company
Guaranteed by the Company	Loans originated by third-party lenders through the CSO program which we guarantee but are not included in the unaudited Condensed Consolidated Financial Statements. All balances in connection with the CSO programs were disposed of on July 8, 2022 with the completion of the divestiture of the Legacy U.S. Direct Lending business.

Term or abbreviation	Definition
Heights Finance	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired on December 27, 2021
Heights Finance SPV
A non-recourse revolving credit facility, entered into concurrent with the acquisition of Heights Finance, with capacity up to $350.0 million. This facility was extinguished on July 15, 2022 when we entered into a new non-recourse revolving warehouse facility, see "Heights SPV."

Heights SPV	A revolving credit facility, entered into to replace the incumbent lender's facility and finance future loans originated by Heights Finance, with capacity up to $425.0 million
Katapult	Katapult Holdings, Inc. a lease-to-own platform for online, brick and mortar and omni-channel retailers.
Legacy U.S. Direct Lending Business	The Legacy US Direct Lending Business historically operated under the Speedy Cash, Rapid Cash, and Avio Credit brands. We sold the business to Community Choice Finance on July 8, 2022.
LFL	LFL Group, Canada's largest home furnishings retailer.
LIBOR	London Inter-Bank Offered Rate
NCO	Net charge-off; total charge-offs less total recoveries
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $40.0 million
Sequential	The change from one quarter to the next quarter
SOFR	Secured Overnight Financing Rate
SPAC	Special Purpose Acquisition Company
SPE	Special Purpose Entity
SPV	Special Purpose Vehicle
TDR	Troubled Debt Restructuring. Debt restructuring for which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower's financial difficulties
UDAAP	Unfair, deceptive, or abusive acts and practices
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U.S. SPV	An asset-backed revolving credit facility with capacity up to $200.0 million if certain conditions are met. This facility was extinguished on July 7, 2022.
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1.         FINANCIAL STATEMENTS

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021

ASSETS
Cash and cash equivalents	$45,683	$63,179
Restricted cash (includes restricted cash of consolidated VIEs of $89,849 and $57,155 as of September 30, 2022 and December 31, 2021, respectively)	144,020	98,896
Gross loans receivable (includes loans of consolidated VIEs of $1,713,039 and $1,294,706 as of September 30, 2022 and December 31, 2021, respectively)	1,894,427	1,548,318
Less: Allowance for loan losses (includes allowance for loan losses of consolidated VIEs of $101,320 and $66,618 as of September 30, 2022 and December 31, 2021, respectively)	(102,743)	(87,560)
Loans receivable, net	1,791,684	1,460,758
Income taxes receivable	13,469	31,774
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $8,206 and $— as of September 30, 2022 and December 31, 2021, respectively)	65,167	42,038
Property and equipment, net	37,402	54,635
Investment in Katapult	25,848	27,900
Right of use asset - operating leases	64,683	116,300
Deferred tax assets	31,986	15,639
Goodwill	424,292	429,792
Intangibles, net	120,345	109,930
Other assets	12,774	9,755
Total Assets	$2,777,353	$2,460,596
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $10,642 and $9,886 as of September 30, 2022 and December 31, 2021, respectively)	$66,723	$121,434
Deferred revenue	25,111	21,649
Lease liability - operating leases	66,370	122,431
Contingent consideration related to acquisition	15,770	26,508
Income taxes payable	—	680
Accrued interest (includes accrued interest of consolidated VIEs of $5,547 and $3,279 as of September 30, 2022 and December 31, 2021, respectively)	18,048	34,974
Liability for losses on CSO lender-owned consumer loans	—	6,908
Debt (includes debt and issuance costs of consolidated VIEs of $1,490,102 and $23,117 as of September 30, 2022 and $979,500 and $14,428 as of December 31, 2021, respectively)	2,449,316	1,945,793
Other long-term liabilities	11,563	13,845
Deferred tax liabilities	—	6,044
Total Liabilities	2,652,901	2,300,266
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,183,4945 and 49,684,080 shares issued; and 40,485,381 and 40,810,444 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 and 8,873,636 shares at the respective period ends	(136,832)	(124,302)
Paid-in capital	120,546	113,520
Retained earnings	190,685	203,467
Accumulated other comprehensive loss	(49,970)	(32,378)
Total Stockholders' Equity	124,452	160,330
Total Liabilities and Stockholders' Equity	$2,777,353	$2,460,596
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest and fees revenue	$180,515	$190,629	$723,802	$539,155
Insurance premiums and commissions	24,746	12,599	61,659	36,021
Other revenue	8,859	6,052	23,259	18,348
Total revenue	214,120	209,280	808,720	593,524
Provision for losses	78,399	70,718	305,476	152,028
Net revenue	135,721	138,562	503,244	441,496
Operating Expenses
Salaries and benefits	53,413	62,110	215,569	175,347
Occupancy	12,827	13,732	47,371	41,862
Advertising	5,244	9,697	28,451	24,824
Direct operations	11,729	14,883	52,296	40,552
Depreciation and amortization	9,499	7,285	27,985	19,685
Other operating expense	23,646	14,851	58,809	45,020
Total operating expenses	116,358	122,558	430,481	347,290
Other expense (income)
Interest expense	50,149	25,805	130,683	68,784
Loss (income) from equity method investment	2,309	1,582	2,053	(676)
Gain from equity method investment	—	—	—	(135,387)
Loss on extinguishment of debt	3,702	40,206	3,702	40,206
(Gain) loss on change in fair value of contingent consideration	(11,355)	3,825	(7,605)	3,825
Gain on sale of business	(68,443)	—	(68,443)	—
Total other (income) expense	(23,638)	71,418	60,390	(23,248)
Income (loss) before income taxes	43,001	(55,414)	12,373	117,454
Provision (benefit) for income taxes	17,348	(13,375)	11,464	29,241
Net income (loss)	25,653	(42,039)	909	88,213

Basic earnings (loss) per share	$0.63	$(1.02)	$0.02	$2.13
Diluted earnings (loss) per share	$0.63	$(1.02)	$0.02	$2.03

Weighted average common shares outstanding:
Basic	40,479	41,220	40,203	41,459
Diluted	40,835	41,220	40,754	43,422

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$25,653	$(42,039)	$909	$88,213
Other comprehensive loss, net of tax:
Change in derivative instrument designated as cash flow hedge, net of tax	4,567	—	4,567	—
Foreign currency translation adjustment, net of tax	(18,272)	(10,611)	(22,159)	(2,042)
Other comprehensive loss, net of tax	(13,705)	(10,611)	(17,592)	(2,042)
Comprehensive income (loss)	$11,948	$(52,650)	$(16,683)	$86,171

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$909	$88,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,985	19,685
Provision for losses	305,476	152,028
Amortization of debt issuance costs and bond discount	4,978	4,794
Loss on extinguishment of debt	3,702	40,206
Deferred income tax benefit	(24,157)	(10,730)
Gain on disposal of Legacy U.S. Direct Lending business	(68,443)	—
Loss on disposal of property and equipment	60	6,816
Loss from equity method investment	2,053	(676)
Gain from equity method investment	—	(135,387)
Change in fair value of contingent consideration	(7,605)	3,825
Share-based compensation	9,956	10,148
Changes in operating assets and liabilities:
Accrued interest on loans receivable	86,932	19,619
Prepaid expenses and other assets	(4,251)	(2,989)
Accounts payable and accrued liabilities	(54,326)	16,591
Deferred revenue	10,730	10,084
Income taxes payable	(679)	—
Income taxes receivable	17,636	8,270
Accrued interest	(17,827)	(9,017)
Other long-term liabilities	2,602	(770)
Net cash provided by continuing operating activities	295,731	220,710
Cash flows from investing activities
Purchase of property, equipment and software	(35,270)	(14,924)
Loans receivable originated or acquired	(1,827,067)	(985,603)
Loans receivable repaid	1,075,077	661,456
Proceeds from Katapult	—	146,878
Acquisition of Flexiti, net of acquiree's cash received	—	(91,203)
Divestiture of Legacy U.S. Direct Lending business, net of cash provided	288,980	—
Acquisition of First Heritage, net of acquiree's cash received	(131,012)	—
Net cash used in investing activities	(629,292)	(283,396)
Cash flows from financing activities
Proceeds from SPV and SPE facilities	1,423,291	93,307
Payments on SPV and SPE facilities	(1,015,688)	(9,153)
Debt issuance costs paid	(9,801)	(15,957)
Proceeds from credit facilities	137,812	20,931
Payments on credit facilities	(137,812)	(20,931)
Extinguishment of 8.25% Senior Secured Notes	—	(690,000)
Proceeds from issuance of 7.50% Senior Secured Notes	—	750,000
Payments of call premiums from early debt extinguishments	—	(31,250)
Proceeds from exercise of stock options	—	266
Payments to net share settle equity awards	(2,930)	(1,818)
Repurchase of common stock	(13,531)	(17,191)
Dividends paid to stockholders	(13,691)	(11,497)
Net cash provided by financing activities	367,650	66,707
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,461)	(176)
Net increase in cash, cash equivalents and restricted cash	27,628	3,845
Cash, cash equivalents and restricted cash at beginning of period	162,075	268,108
Cash, cash equivalents and restricted cash at end of period	$189,703	$271,953

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and 2021 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$45,683	$205,785
Restricted cash (includes restricted cash of consolidated VIEs of $89,849 and $57,155 as of September 30, 2022 and December 31, 2021, respectively)	144,020	66,168
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$189,703	$271,953

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

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as a Smaller Reporting Company (SRC) as defined by the SEC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of the last business day of the most recently completed second fiscal quarter. Under these rules, the Company met the definition of an SRC as of June 30, 2022. As such, we made the election and reflected SRC status beginning with our first quarterly report following the determination, as of and for the quarter ended June 30, 2022. We will reevaluate our status as of June 30, 2023.

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

On July 8, 2022 the Company completed the divestiture of its Legacy U.S. Direct Lending business to Community Choice Financial, for a sales price of $345.0 million. Refer to Note 14, "Acquisitions and Divestiture" for further discussion.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Heights Finance, which we acquired on December 27, 2021 and First Heritage, which we acquired on July 13, 2022. Refer to Note 14, "Acquisitions and Divestiture" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ALL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, CSO liability for losses, estimated tax liabilities and the accounting for the First Heritage, Heights Finance and Flexiti acquisitions. Actual results may differ from those estimates.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisitions

First Heritage Credit, LLC

On July 13, 2022, CURO closed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi, for a total purchase price of $140.0 million in cash.

Heights Finance

On December 27, 2021, CURO closed the acquisition of Heights Finance, a consumer finance company that provides Installment loans and offers customary opt-in insurance and other financial products, based in Greenville, South Carolina for a total purchase price of $360.0 million ($335.0 million in cash plus $25.0 million in stock).

Flexiti

On March 10, 2021, CURO closed its acquisition of Flexiti, a POS and BNPL provider based in Toronto, Ontario, in a transaction accounted for as a business combination, for a total purchase price of up to $122.5 million ($86.5 million in cash and up to $32.8 million in contingent cash consideration subject to future operating metrics).

Refer to Note 14,"Acquisitions and Divestiture" for further information regarding the acquisition and Note 13, "Goodwill" for the impact to the Company's goodwill balance as a result of the acquisitions.

Divestiture

Legacy U.S. Direct Lending Business

On July 8, 2022, the Company completed the divestiture of its Legacy U.S. Direct Lending business to Community Choice Financial, for total cash of $345.0 million, of which $35.0 million is payable over 12 months. The divestiture resulted in a gain of $68.4 million for the three and nine months ended September 30, 2022, which was recorded in "Gain on sale of business" on the unaudited Condensed Consolidated Statement of Operations.

Refer to Note 14,"Acquisitions and Divestiture" for further information regarding the divestiture and Note 13, "Goodwill" for the impact to the Company's goodwill balance as a result of the divestiture.

Impacts of COVID-19

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

ASU 2019-10 amended the mandatory effective date for ASU 2016-13. As a result, ASU 2016-13 and related amendments are effective for fiscal years beginning after December 15, 2022 for entities that qualified as a smaller reporting company as of June 30, 2019, such as the Company. ASU 2016-13 and its amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The Company deferred the adoption of ASU 2016-13 until January 1, 2023, as permitted under ASU 2019-10. The Company has performed parallel testing through the third quarter of 2022. We continue to refine our model to estimate the expected credit losses, as well as, finalize our processes and internal controls in order to comply with the adoption of ASU 2016-13. The Company believes the implementation will have a material effect on the Company's consolidated financial statements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2020-04 and subsequent amendments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the upcoming market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect to not apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities also can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. The FASB has recently extended the adoption date to December 31, 2024. The FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. As of September 30, 2022, the Company has transitioned all debt facilities from LIBOR to SOFR.

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect on its financial statements.

NOTE 2 - VARIABLE INTEREST ENTITIES

As of September 30, 2022, the Company had five credit facilities, whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 5, "Debt" for additional details on each facility.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements.

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Restricted cash	$89,849	$57,155
Loans receivable, net	1,611,719	1,228,088
Prepaid expenses and other	8,206	—
Deferred tax assets	97	—
Total Assets	$1,709,871	$1,285,243
Liabilities
Accounts payable and accrued liabilities	$10,642	$9,886
Deferred revenue	22	106
Deferred tax liability	—	269
Accrued interest	5,547	3,279
Income taxes payable	(234)	—
Debt, net	1,466,985	965,072
Total Liabilities	$1,482,962	$978,612

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – LOANS RECEIVABLE AND REVENUE

As a result of the sale of the Legacy U.S. Direct Lending business on July 8, 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. The Company will continue to present these loans in the tables that follow based on historical practice and for comparability purposes.

The following table summarizes revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revolving LOC	$77,036	$78,262	$264,642	$209,033

Unsecured Installment	72,422	72,056	320,051	213,233
Secured Installment	17,724	13,743	71,721	41,591
Single-Pay	13,333	26,568	67,388	75,298
Total Installment	103,479	112,367	459,160	330,122

Insurance revenue	24,746	12,599	61,659	36,021
Other	8,859	6,052	23,259	18,348
Total revenue(1)	$214,120	$209,280	$808,720	$593,524
(1) Includes revenue from CSO programs of $3.9 million and $43.4 million for the three months ended September 30, 2022 and 2021, respectively, and $101.2 million and $119.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	September 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment	Total
Current loans receivable	$1,045,839	$478,547	$117,934	$19,849	$616,330	$1,662,169
1-30 days past-due	36,844	58,207	12,534	—	70,741	107,585
Delinquent loans receivable	46,703	68,165	9,805	—	77,970	124,673
Total loans receivable	1,129,386	604,919	140,273	19,849	765,041	1,894,427
Less: allowance for losses	(67,832)	(27,565)	(4,900)	(2,445)	(34,911)	(102,743)
Loans receivable, net	$1,061,554	$577,354	$135,373	$17,404	$730,130	$1,791,684
(1) Of the $19.8 million of Single-Pay receivables, $12.2 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	September 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
31-60 days past-due	$24,925	$19,266	$3,086	$22,352	$47,277
61-90 days past-due	12,360	14,150	1,836	15,986	28,346
91 + days past-due	9,418	34,749	4,883	39,632	49,050
Total delinquent loans receivable	$46,703	$68,165	$9,805	$77,970	$124,673

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay(1)	Total Installment - Company Owned	Total
Current loans receivable	$843,379	$359,512	$110,232	$42,463	$512,207	$1,355,586
1-30 days past-due	35,657	45,160	13,213	—	58,373	94,030
Delinquent loans receivable	35,077	53,014	10,611	—	63,625	98,702
Total loans receivable	914,113	457,686	134,056	42,463	634,205	1,548,318
Less: allowance for losses	(68,140)	(13,387)	(3,327)	(2,706)	(19,420)	(87,560)
Loans receivable, net	$845,973	$444,299	$130,729	$39,757	$614,785	$1,460,758
(1) Of the $42.5 million of Single-Pay receivables, $11.3 million relate to mandated extended payment options for certain Canada Single-Pay loans.

	December 31, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Total Installment - Company Owned	Total
Delinquent loans receivable
31-60 days past-due	$15,452	$16,646	$4,539	$21,185	$36,637
61-90 days past-due	13,397	13,933	3,213	17,146	30,543
91 + days past-due	6,228	22,435	2,859	25,294	31,522
Total delinquent loans receivable	$35,077	$53,014	$10,611	$63,625	$98,702

The following tables summarize loans Guaranteed by the Company under CSO programs and the related delinquent receivables (in thousands):

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Current loans receivable Guaranteed by the Company	$37,303	$799	$38,102
1-30 days past-due	6,633	162	6,795
Delinquent loans receivable Guaranteed by the Company	1,378	42	1,420
Total loans receivable Guaranteed by the Company	45,314	1,003	46,317
Less: Liability for losses on CSO lender-owned consumer loans	(6,869)	(39)	(6,908)
Loans receivable Guaranteed by the Company, net	$38,445	$964	$39,409

	December 31, 2021
	Unsecured Installment	Secured Installment	Total Installment - Guaranteed by the Company
Delinquent loans receivable
31-60 days past-due	$1,003	$28	$1,031
61-90 days past-due	277	8	285
91 + days past-due	98	6	104
Total delinquent loans receivable	$1,378	$42	$1,420

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize activity in the ALL and the liability for losses on CSO lender-owned consumer loans in total (in thousands):

	Three Months Ended September 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$75,128	$32,991	$8,827	$3,239	$45,057	$—	$120,185
Charge-offs	(36,298)	(33,838)	(474)	(11,232)	(45,544)	(3,319)	(85,161)
Recoveries	5,391	8,674	77	6,990	15,741	217	21,349
Net charge-offs	(30,907)	(25,164)	(397)	(4,242)	(29,803)	(3,102)	(63,812)
Provision for losses	41,787	29,129	—	4,381	33,510	3,102	78,399
Divestiture (2)	(13,555)	(9,906)	(3,002)	(783)	(13,691)	—	(27,246)
Effect of foreign currency translation	(4,621)	(13)	—	(149)	(162)	—	(4,783)
Balance, end of period	$67,832	$27,037	$5,428	$2,446	$34,911	$0	$102,743
Liability for losses on CSO lender-owned consumer loans: (1)
Balance, beginning of period	$—	$8,040	$43	$—	$8,083	$—	$8,083
Divestiture (2)	—	(8,040)	(43)	—	(8,083)	—	(8,083)
Balance, end of period	$—	$—	$—	$—	$—	$—	$—
(1) All balances in connection with the CSO programs were disposed of on July 8, 2022 upon the divestiture of the Legacy U.S. Direct Lending business.
(2) Write off of the allowance for loan losses or liability for losses on CSO lender-owned consumer loans related to loan balance sold or guarantees transferred from the company on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending business.

	Three Months Ended September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$44,847	$16,701	$3,880	$2,432	$23,013	$—	$67,860
Charge-offs	(27,974)	(18,400)	(4,252)	(24,640)	(47,292)	(869)	(76,135)
Recoveries	8,564	4,811	1,996	18,493	25,300	401	34,265
Net charge-offs	(19,410)	(13,589)	(2,256)	(6,147)	(21,992)	(468)	(41,870)
Provision for losses	27,800	11,223	1,858	6,223	19,304	468	47,572
Effect of foreign currency translation	(975)	(5)	—	(39)	(44)	—	(1,019)
Balance, end of period	$52,262	$14,330	$3,482	$2,469	$20,281	$—	$72,543
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	—	5,234	31	—	$5,265	—	$5,265
Increase in liability	—	1,739	3	—	1,742	—	1,742
Balance, end of period	$—	$6,973	$34	$—	$7,007	$—	$7,007

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2022
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment	Other	Total
Allowance for loan losses:
Balance, beginning of period	$68,140	$13,387	$3,327	$2,706	$19,420	$—	$87,560
Charge-offs	(121,391)	(94,166)	(17,452)	(60,848)	(172,466)	(9,630)	(303,487)
Recoveries	22,167	23,337	6,154	44,986	74,477	1,250	97,894
Net charge-offs	(99,224)	(70,829)	(11,298)	(15,862)	(97,989)	(8,380)	(205,593)
Provision for losses	119,669	94,400	16,401	16,567	127,368	8,380	255,417
Divestiture (2)	(13,555)	(9,906)	(3,002)	(783)	(13,691)	—	(27,246)
Effect of foreign currency translation	(7,198)	(15)	—	(182)	(197)	—	(7,395)
Balance, end of period	$67,832	$27,037	$5,428	$2,446	$34,911	$—	$102,743
Liability for losses on CSO lender-owned consumer loans: (1)
Balance, beginning of period	$—	$6,869	$39	$—	$6,908	$—	$6,908
Divestiture (2)	—	(6,869)	(39)	—	(6,908)	—	(6,908)
Balance, end of period	$—	$—	$—	$—	$—	$—	$—
(1) All balances in connection with the CSO programs were disposed of on July 8, 2022 upon the divestiture of the Legacy U.S. Direct Lending business.
(2) Write off of the allowance for loan losses or liability for losses on CSO lender-owned consumer loans related to loan balance sold or guarantees transferred from the company on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending business.

	Nine Months Ended September 30, 2021
	Revolving LOC	Unsecured Installment	Secured Installment	Single-Pay	Total Installment		Other	Total
Allowance for loan losses:
Balance, beginning of period	$51,958	$24,073	$7,047	$3,084	$34,204		$—	$86,162
Charge-offs	(81,175)	(58,337)	(14,979)	(68,680)	(141,996)		(2,525)	(225,696)
Recoveries	23,351	16,811	6,756	57,321	80,888		1,331	105,570
Net charge-offs	(57,824)	(41,526)	(8,223)	(11,359)	(61,108)		(1,194)	(120,126)
Provision for losses	58,274	31,782	4,658	10,743	47,183		1,194	106,651
Effect of foreign currency translation	(146)	1	—	1	2		—	(144)
Balance, end of period	$52,262	$14,330	$3,482	$2,469	$20,281		$—	$72,543
Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$7,160	$68	$—	$7,228		$—	$7,228
Decrease in liability	—	(187)	(34)	—	(221)		—	(221)
Balance, end of period	$—	$6,973	$34	$—	$7,007	$—	$—	$7,007

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2022, Revolving LOC and Installment loans classified as nonaccrual were $4.8 million and $39.4 million, respectively. As of December 31, 2021, Revolving LOC and Installment loans classified as nonaccrual were $5.9 million and $41.4 million, respectively. The Company inherently considers nonaccrual loans in its estimate of the ALL as delinquencies are a primary input into the Company's roll-rate-based model.

TDR Loans Receivable

The table below presents TDRs that are related to the Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ALL (in thousands):

	As of September 30, 2022	As of December 31, 2021
Current TDR gross receivables	$9,564	$11,580
Delinquent TDR gross receivables	2,920	5,066
Total TDR gross receivables	12,484	16,646
Less: Impairment included in the allowance for loan losses	(2,645)	(3,632)
Less: Additional allowance	(759)	(2,212)
Outstanding TDR receivables, net of impairment	$9,080	$10,802

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-modification TDR loans receivable	$2,020	$3,586	$7,600	$11,953
Post-modification TDR loans receivable	1,945	3,182	7,324	10,654
Total concessions included in gross charge-offs	$75	$404	$276	$1,299

There were $1.3 million and $2.9 million of loans classified as TDRs that were charged off and included as a reduction in the ALL during the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $11.0 million during the nine months ended September 30, 2022 and 2021, respectively. The Company had commitments to lend additional funds of $1.4 million to customers with available and unfunded Revolving LOC loans classified as TDRs as of September 30, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average outstanding TDR loans receivable	$12,424	$16,190	$11,391	$17,911
Interest income recognized	1,448	4,155	3,855	14,277
Number of TDR loans	828	2,624	2,949	8,872

NOTE 4 – CREDIT SERVICES ORGANIZATION
As a result of the sale of the Legacy U.S. Direct Lending business on July 8, 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. The Company will continue to present these loans in the paragraphs that follow based on historical practice and for comparability purposes. Refer to Note 14, "Acquisitions and Divestiture" for additional information.

The CSO fee receivables were $5.2 million at December 31, 2021, and are reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The Company bears the risk of loss through its guarantee to purchase customer loans that are charged-off. The terms of these loans range up to six months. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2021 Form 10-K for further details of the Company's accounting policy.

As of December 31, 2021, the incremental maximum amount payable under all such guarantees was $38.4 million. This liability is not included in the Company's unaudited Condensed Consolidated Balance Sheets. If the Company is required to pay any portion of the total amount of the loans it has guaranteed, it will attempt to recover the entire amount or a portion from the applicable customers. The Company holds no collateral in respect of the guarantees. The Company estimates a liability for losses associated

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

with the guaranty provided to the CSO lenders, which was $6.9 million at December 31, 2021. This liability is reflected in "Liability for losses on CSO lender-owned consumer loans" in the unaudited Condensed Consolidated Balance Sheets.

The Company placed $5.5 million in collateral accounts for the benefit of lenders at December 31, 2021, which is reflected in "Prepaid expenses and other" in the unaudited Condensed Consolidated Balance Sheets. The balances required to be maintained in these collateral accounts vary by lender, typically based on a percentage of the outstanding loan balances held by the lender. The percentage of outstanding loan balances required for collateral is negotiated between the Company and each lender.

Deferred revenue associated with the CSO program was immaterial as of December 31, 2021, and there were no costs to obtain, or costs to fulfill, capitalized under the program.

See Note 3, "Loans Receivable and Revenue" for additional information related to loan balances and the revenue recognized under the program.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – DEBT
As of September 30, 2022 the Company has transitioned all debt facilities from LIBOR to SOFR. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional details on the transition from LIBOR.

The Company's debt instruments and balances outstanding as of September 30, 2022 and December 31, 2021, including maturity date, effective interest rate and borrowing capacity, were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	September 30, 2022	December 31, 2021
Corporate Debt:
7.50% Senior Secured Notes	August 1, 2028	7.50%		$1,000,000	$1,000,000
Total corporate debt				1,000,000	1,000,000
Funding Debt:
Heights SPV	July 15, 2024	1-Mo SOFR + 4.25%	$425.0 million	$396,610	$—
First Heritage SPV	July 13, 2024	1-Mo SOFR + 4.25%	$225.0 million	183,203	—
Flexiti SPV (1) (5)	September 29, 2025	Weighted average interest rate (4) 8.07%	C$535.0 million	269,333	176,625
Flexiti Securitization (1)	December 9, 2025	1-Mo CDOR + 3.59%	C$526.5 million	382,937	242,886
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	258,019	160,533
Heights Finance SPV (3)	N/A (3)	1-Mo LIBOR + 5.25%	$350.0 million	—	350,000
U.S. SPV (2)	N/A (2)	1-Mo LIBOR + 6.25%	$200.0 million	—	49,456
Curo Canada Revolving Credit Facility (1)	On-demand	Canada Prime Rate + 1.95%	C$10.0 million	—	—
Senior Revolver	August 31, 2023	1-Mo SOFR + 5.00%	$40.0 million	—	—
Total funding debt				$1,490,102	$979,500
Less: debt issuance costs				(40,786)	(33,707)
Total Debt				$2,449,316	$1,945,793

(1) Capacity amounts are denominated in Canadian dollars, whereas outstanding balances as of September 30, 2022 and December 31, 2021 are denominated in U.S. dollars.
(2) The U.S. SPV was extinguished on July 8, 2022 upon the divestiture of the Legacy U.S. Direct lending business.
(3) The Heights Finance SPV was extinguished on July 15, 2022 and replaced as of July 15, 2022 with Heights SPV.
(4) The weighted average interest rate does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(5) Includes $35.5 million of debt that matured on September 30, 2022, however, due to a Canadian statutory holiday, it is not deemed to be extinguished until the next business day, in October 2022.

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

Funding Debt

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2022, the Company had five credit facilities whereby certain loans receivable were sold to wholly-owned VIEs to collateralize debt incurred under each facility. These facilities are the (i) Heights SPV, (ii) First Heritage SPV, (iii) Canada SPV, (iv) Flexiti SPV and (v) Flexiti Securitization. For further information on these facilities, refer to Note 2, "Variable Interest Entities".

Heights SPV

On July 15, 2022, we entered into a new $425.0 million non-recourse revolving warehouse facility to replace the incumbent lender's facility and finance future loans originated by Heights Finance. The effective interest rate was 1-month SOFR plus 4.25%. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 15, 2024.

First Heritage SPV
On July 13, 2022, concurrently with the closing of the First Heritage acquisition, we entered into a new $225.0 million non-recourse revolving warehouse facility to replace First Heritage's incumbent lender's facility and to finance future loans originated by First Heritage. The effective interest rate was 1-month SOFR plus 4.25%. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 13, 2024.

Flexiti SPV

In March 2021, concurrently with the acquisition of Flexiti, Flexiti Financing SPE Corp., a wholly-owned Canadian subsidiary of the Company, refinanced and increase its Flexiti SPV to C$500.0 million, with a maturity on March 10, 2024. As of September 30, 2022, the weighted average interest rate was 8.07%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. On September 29, 2022, Flexiti refinanced and increased its Flexiti SPV in order to both increase the borrowing capacity from C$500.0 million to C$535.0 million and extended its maturity to September 29, 2025. All other material terms of the revolving warehouse credit facility remain unchanged.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$500.0 million, with a maturity of December 9, 2025. As of September 30, 2022, the effective interest was one-month CDOR plus 3.59%. The borrower also pays a 0.45% per annum commitment fee on the unused portion of the commitments.

Interest Rate Swap on Flexiti Securitization

On July 7, 2022, Flexiti entered into an interest rate swap with National Bank of Canada to protect against the interest risk on the C$526.5 million, variable rate, borrowing facility. The interest rate swap is a derivative instrument, designated as a cash flow hedge and as such any change in the fair value of the derivative is recorded as a component of other comprehensive income. As of September 30, 2022, a $4.6 million interest rate swap is included in other assets and a $4.6 million gain as a result of the change in fair value is recognized in other comprehensive income on our Condensed Consolidated Balance Sheet.

Canada SPV

In August 2018, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. During the fourth quarter of 2021 and first quarter of 2022, the Company amended the existing credit facility in order to, among other things, (i) increase the borrowing capacity from C$175.0 million to C$400.0 million, (ii) reduce borrowing costs, and (iii) extend the initial maturity date by three years, to August 2026. As of September 30, 2022, the effective interest rate was three-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The Canada SPV matures on August 2, 2026.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Heights Finance SPV

In December 2021, the Company acquired Heights Finance, including the Heights Finance SPV. Heights Finance entered into the Heights Finance SPV in December 2019 with a total revolving commitment of $350.0 million. The interest rate on the facility is one-month LIBOR plus 5.25%. The Heights Finance SPV was scheduled to mature on December 31, 2024.

The Heights Finance SPV was extinguished on July 15, 2022, using proceeds from the new $425.0 million non-recourse revolving warehouse facility, "Heights SPV," as described above. The early extinguishment of the Heights Finance SPV resulted in a loss of $0.6 million.

U.S. SPV

In April 2020, CURO Receivables Finance II, LLC, a wholly-owned subsidiary of the Company, entered into the U.S. SPV, which provided for $200.0 million of borrowing capacity with an effective interest rate on the Company's borrowings of one-month LIBOR plus 6.25%. The borrower pays the lenders a monthly commitment fee at an annual rate of 0.50% on the unused portion of the commitments. The U.S. SPV was set to mature on April 8, 2024.

The U.S. SPV was extinguished on July 8, 2022 upon the completion of the divestiture of our Legacy U.S. Direct Lending business to Community Choice Financial. The early extinguishment of the U.S. SPV resulted in a loss of $3.1 million.

Senior Revolver

The Company maintains the Senior Revolver that provides $40.0 million of borrowing capacity, including up to $4.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires August 31, 2023. The Senior Revolver accrues interest at one-month SOFR plus 5.00%.

The Senior Revolver is guaranteed by all subsidiaries that guarantee the 7.50% Senior Secured Notes, and is secured by a lien on substantially all assets of CURO and the guarantor subsidiaries that is senior to the lien securing the 7.50% Senior Secured Notes.

CURO Canada Revolving Credit Facility

CURO Canada maintains the Curo Canada Revolving Credit Facility, formerly known as the Cash Money Revolving Credit Facility, a C$10.0 million revolving credit facility, which provides short-term liquidity for the Company's Canadian direct lending operations. As of September 30, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was C$9.9 million, net of C$0.1 million in outstanding stand-by letters of credit.

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

NOTE 6 – INCOME TAXES

The Company's effective income tax rate was 92.6% and 24.9% for the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate for the nine months ended September 30, 2022, was higher compared to the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of lost tax benefits related to the divestiture of the Legacy U.S. Direct Lending business of $8.4 million, share-based compensation of $0.9 million, officers’ compensation of $1.0 million, and non-deductible transaction costs of $0.2 million, partially offset by tax benefits related to change in fair value of contingent consideration of $2.1 million.

The effective income tax rate for the nine months ended September 30, 2021 was lower compared to the blended federal and state/provincial statutory rates of approximately 26.0%, primarily as a result of proportionally more net income in lower rate jurisdictions, driven by the gain on the Katapult transaction of $146.9 million in the second quarter of 2021 and the loss on extinguishment of debt of $40.2 million in the third quarter of 2021. Additionally, the effective tax rate also includes the release of a valuation allowance due to the Company's share of Katapult's income, tax benefits related to share-based compensation, expense related to the non-deductible transaction costs and the change in fair value of contingent consideration, additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas tax returns, and a tax benefit for the recognition of Research and Development tax credit.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $244.8 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $12.2 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,378	$7,378	$—	$—	$7,378
Interest rate swap on Flexiti Securitization	4,567	—	4,567	—	4,567
Financial liabilities:
Non-qualified deferred compensation plan	$4,972	$4,972	$—	$—	$4,972
Contingent consideration related to acquisition	15,770	—	—	15,770	15,770

Interest Rate Swap on Flexiti Securitization

On July 7, 2022, Flexiti entered into an interest rate swap with National Bank of Canada to protect against the interest risk on its variable rate borrowing facility. For additional information on the interest rate swap on the Flexiti Securitization, refer to Note 5, "Debt."
Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability is estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates. The contingent consideration measured at fair value using unobservable inputs decreased from the initial measurement of $20.6 million as of March 31, 2021 to $15.8 million as of September 30, 2022. The first and only payment to date of $1.0 million was made in July 2022. For additional information on Flexiti and the related contingent consideration, refer to Note 14, "Acquisitions and Divestiture."

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$45,683	$45,683	$—	$—	$45,683
Restricted cash	144,020	144,020	—	—	144,020
Loans receivable, net	1,791,684	—	—	1,791,684	1,791,684
Financial liabilities:
7.50% Senior Secured Notes	$982,331	$—	$489,700	$—	$489,700
Heights SPV	388,013	—	—	388,013	388,013
First Heritage SPV	178,403	—	—	183,203	183,203
Flexiti SPV	264,333	—	—	269,333	269,333
Flexiti Securitization	380,036	—	—	382,937	382,937
Canada SPV	256,200	—	—	258,019	258,019

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2021 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$63,179	$63,179	$—	$—	$63,179
Restricted cash	98,896	98,896	—	—	98,896
Loans receivable, net	1,460,758	—	—	1,460,758	1,460,758
Financial liabilities:
Liability for losses on CSO lender-owned consumer loans (1)	$6,908	$—	$—	$6,908	$6,908
7.50% Senior Secured Notes	980,721	—	1,005,700	—	1,005,700
U.S. SPV (1)	45,392	—	—	49,456	49,456
Canada SPV	157,813	—	—	160,533	160,533
Flexiti SPV	172,739	—	—	176,625	176,625
Flexiti Securitization	239,128	—	—	242,886	242,886
Heights Finance SPV	350,000	—	—	350,000	350,000
(1) Liabilities were disposed of the when we completed the divestiture of the Legacy U.S. Direct Lending business on July 8, 2022.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CSO Program

As a result of the sale of the Legacy U.S. Direct Lending business on July 8, 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. The Company will continue to present these loans in the tables that follow based on historical practice and for comparability purposes. Refer to Note 14, "Acquisitions and Divestiture" for additional information.

In connection with CSO programs, the Company guaranteed consumer loan payment obligations to unrelated third-party lenders for loans that the Company arranges for consumers on the third-party lenders’ behalf. The Company was required to purchase from the lender charged-off loans that it had guaranteed. Refer to Note 3, "Loans Receivable and Revenue" and Note 4, Credit Services Organization" for additional information. All balances in connection with the CSO programs were disposed of with the completion of the divestiture of the Legacy U.S. Direct Lending business on July 8, 2022.

7.50% Senior Secured Notes, Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV, Curo Canada Revolving Credit Facility and Senior Revolver (U.S. SPV and Heights Finance SPV extinguished during the third quarter of 2022)

The fair value disclosure for the 7.50% Senior Secured Notes as of September 30, 2022 and December 31, 2021 was based on observable market trading data. The fair values of the Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV, Curo Canada Revolving Credit Facility and Senior Revolver were based on the cash needed for their respective final settlements.

Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

	Equity Method Investment	Measurement Alternative (1)	Total Investment in Katapult
Balance at December 31, 2020	$7,762	$19,609	$27,371
Equity method income - Q1 2021	546	—	546
Balance at March 31, 2021	8,308	19,609	27,917
Equity method income - Q2 2021	1,712	—	1,712
Conversion of investment(2)	6,481	(19,609)	(13,128)
Balance at June 30, 2021	16,501	—	16,501
Equity method loss - Q3 2021	(1,582)	—	(1,582)
Balance at September 30, 2021	14,919	—	14,919
Equity method income - Q4 2021	2,982	—	2,982
Purchases of common stock	9,999	—	9,999
Balance at December 31, 2021	27,900	—	27,900
Equity method income - Q1 2022	1,584	—	1,584
Balance at March 31, 2022	29,484	—	29,484
Equity method loss - Q2 2022	(1,327)		(1,327)
Balance at June 30, 2022	28,157	—	28,157
Equity method loss - Q3 2022	(2,309)		(2,309)
Balance at September 30, 2022	$25,848	$—	$25,848

Classification as of December 31, 2021	Level 3, not carried at fair value	N/A
Classification as of September 30, 2022	Level 3, not carried at fair value	N/A
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company began investing in Katapult in 2017 and increased its investment through multiple private placement acquisitions. During the first quarter of 2021, the Company changed the two-month reporting lag to a one-quarter reporting lag, as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations." The Company recorded a loss of $2.3 million for the three months ended September 30, 2022 based on its share of Katapult’s earnings.

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

The Company owns 19.4% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of September 30, 2022, and 18.1% excluding pay-out of earn-out shares.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCKHOLDERS' EQUITY

The following table summarizes the changes in stockholders' equity for the nine months ended September 30, 2022 and 2021 (in thousands, except Common Stock data):

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Foreign currency translation adjustment	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787
Net loss	—	—	—	—	(26,080)	—	(26,080)
Foreign currency translation adjustment	—	—	—	—	—	(10,520)	(10,520)
Dividends	—	—	—	—	(4,434)	—	(4,434)
Share based compensation expense	—	—	—	4,415	—	—	4,415
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	108,969	—	—	(588)	—	—	(588)
Balance at June 30, 2022	40,457,751	$23	$(136,832)	$119,156	$169,498	$(36,265)	$115,580
Net income	—	—	—	—	25,653	—	25,653
Other comprehensive loss, net of tax	—	—	—	—	—	(13,705)	(13,705)
Dividends	—	—	—	—	(4,466)	—	(4,466)
Share based compensation expense	—	—	—	1,448	—	—	1,448
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	27,630	—	—	(58)	—	—	(58)
Balance at September 30 2022	40,485,381	$23	$(136,832)	$120,546	$190,685	$(49,970)	$124,452
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI (1)	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2020	41,370,504	$9	$(77,852)	$79,812	$160,068	$(30,132)	$131,905
Net income	—	—	—	—	25,735	—	25,735
Foreign currency translation adjustment	—	—	—	—	—	3,855	3,855
Dividends	—	—	—	—	(2,368)	—	(2,368)
Share-based compensation expense	—	—	—	2,683	—	—	2,683
Proceeds from exercise of stock options	15,852	—	—	48	—	—	48
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	237,423	—	—	(1,668)	—	—	(1,668)
Balance at March 31, 2021	41,623,779	$9	$(77,852)	$80,875	$183,435	$(26,277)	$160,190
Net income	—	—	—	—	104,517	—	104,517
Foreign currency translation adjustment	—	—	—	—	—	4,714	4,714
Dividends	—	—	—	—	(4,582)	—	(4,582)
Share-based compensation expense	—	—	—	3,467	—	—	3,467
Proceeds from exercise of stock options	43,920	—	—	191	—	—	191
Repurchase of common stock	(104,487)	—	(1,752)	—	—	—	(1,752)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	116,329	—	—	(43)	—	—	(43)
Balances at June 30, 2021	41,679,541	$9	$(79,604)	$84,490	$283,370	$(21,563)	$266,702
Net loss	—	—	—	—	(42,039)	—	(42,039)
Foreign currency translation adjustment	—	—	—	—	—	(10,611)	(10,611)
Dividends	—	—	—	—	(4,547)	—	(4,547)
Share based compensation expense	—	—	—	3,998	—	—	3,998
Proceeds from exercise of stock options	7,200	—	—	27	—	—	27
Repurchase of common stock	(964,566)	—	(15,940)	—	—	—	(15,940)
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	14,936			$(107)			(107)
Balance at September 30, 2021	40,737,111	$9	$(95,544)	$88,408	$236,784	$(32,174)	$197,483
(1) Accumulated other comprehensive income (loss)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

The table below summarizes the Company's quarterly dividends for 2022.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2022	February 4, 2022	February 18, 2022	March 1, 2022	$0.11	$4,517
Q2 2022	April 28, 2022	May 10, 2022	May 23, 2022	$0.11	$4,440
Q3 2022	August 3, 2022	August 15, 2022	August 26, 2022	$0.11	$4,453

The table below summarizes the Company's quarterly dividends for 2021.

					Dividends Paid
	Date of declaration	Stockholders of record	Date paid	Dividend per share	(in thousands)
Q1 2021	January 29, 2021	February 16, 2021	March 2, 2021	$0.055	$2,284
Q2 2021	May 3, 2021	May 14, 2021	May 27, 2021	$0.11	$4,580
Q3 2021	July 28, 2021	August 9, 2021	August 19, 2021	$0.11	$4,556

In October 2022, the Company's Board of Directors suspended the quarterly dividend.
NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$25,653	$(42,039)	$909	$88,213

Weighted average common shares - basic	40,479	41,220	40,203	41,459
Dilutive effect of stock options and restricted stock units	356	—	551	1,963
Weighted average common shares - diluted	40,835	41,220	40,754	43,422

Earnings per share:
Basic earnings per share	$0.63	$(1.02)	$0.02	$2.13
Diluted earnings per share	$0.63	$(1.02)	$0.02	$2.03

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2022, there were 3.5 million and 2.4 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and nine months ended September 30, 2021, there were 0.1 million and 0.1 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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
U.S. As of September 30, 2022, the Company operated over 500 U.S. retail locations in 13 states. The Company provides secured and unsecured installment loan products to near-prime and non-prime consumers as well as credit insurance and other ancillary financial products to its customers in the U.S.
Canada Direct Lending. As of September 30, 2022, the Company operated a total of 211 stores across eight Canadian provinces and had an online presence in eight provinces and one territory. The Company provides Revolving LOC and Installment loans, which include Single-Pay loans, optional credit protection insurance products to Revolving LOC and Installment loan customers, check cashing, money transfer services, foreign currency exchange, reloadable prepaid debit cards and a number of other ancillary financial products and services to its customers in Canada.

Canada POS Lending. As of September 30, 2022, the Company served Canadian customers through POS financing available at over 8,000 retail locations and over 3,500 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products to its customers in Canada. Results of operations for the nine months ended September 30, 2021 from Canada POS Lending represent results from the date of Flexiti's acquisition, March 10, 2021, through September 30, 2021.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by segment: (1)
U.S.	$107,430	$131,674	$511,540	$386,960
Canada Direct Lending	78,979	66,190	226,007	186,510
Canada POS Lending	27,711	11,416	71,173	20,054
Consolidated revenue	$214,120	$209,280	$808,720	$593,524
Net revenues by segment:
U.S.	$75,357	$83,244	$315,079	$278,852
Canada Direct Lending	46,032	52,187	145,047	154,717
Canada POS Lending	14,332	3,131	43,118	7,927
Consolidated net revenue	$135,721	$138,562	$503,244	$441,496
Segment operating (loss) income:
U.S.	$30,757	$(62,099)	$(11,347)	$75,909
Canada Direct Lending	12,069	23,744	45,554	71,334
Canada POS Lending	175	(17,059)	(21,834)	(29,789)
Consolidated operating (loss) income	$43,001	$(55,414)	$12,373	$117,454
Expenditures for long-lived assets by segment:
U.S.	$6,545	$4,402	$14,066	$9,226
Canada Direct Lending	630	481	5,094	991
Canada POS Lending	5,846	2,603	16,110	5,134
Consolidated expenditures for long-lived assets	$13,021	$7,486	$35,270	$15,351
(1) For revenue by product, see Note 3, "Loans Receivable and Revenue."
The following table provides the proportion of gross loans receivable by segment (in thousands):

	September 30, 2022	December 31, 2021
U.S.	$739,100	$661,945
Canada Direct Lending	465,057	427,197
Canada POS Lending	690,270	459,176
Total gross loans receivable	$1,894,427	$1,548,318

The following table represents the Company's net long-lived assets, comprised of property and equipment, by segment. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	September 30, 2022	December 31, 2021
U.S.	$14,618	$32,753
Canada Direct Lending	20,097	21,072
Canada POS Lending	2,687	810
Total net long-lived assets	$37,402	$54,635

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

In December 2020, the Court granted final approval of the $9.0 million settlement and dismissed the case with prejudice. The Company's directors' and officers' insurance policy required the Company to pay the first $2.5 million in fees and settlement and the insurance carriers paid the remaining amounts. For the nine months ended September 30, 2022, there was no further expense related to this litigation.

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware ("Court") against the Company, certain of its directors and officers, and in two of the three lawsuits, a large stockholder. Plaintiffs generally alleged the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and Plaintiffs refiled two cases in the United States District Court for the District of Kansas. In April 2022, the Company reached an agreement in principle with the plaintiffs to settle these actions. On October 27, 2022, the Court granted final approval of the settlement and dismissed the case with prejudice. The terms of the settlement provided for the implementation of certain corporate governance reforms and a payment of $345,000 in attorneys’ fees and expenses to plaintiffs’ counsel, which was paid by the Company's insurers, and included no admission of liability or wrongdoing by the Company.

Other Legal Matters. The Company is a defendant in certain other litigation matters encountered from time-to-time in the ordinary course of business, some of which may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding, the Company does not believe the result of any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.
NOTE 12 – LEASES

Leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces.

Leases classified as finance leases were immaterial to the Company as of September 30, 2022. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statement of Operations. The majority of leases have an original term up to five years plus renewal options for additional similar terms.

The following table summarizes the operating lease costs and other information for the three and nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs:
Third-Party	$7,098	$8,043	$26,151	24,604
Related-Party	332	551	1,986	1,649
Total operating lease costs	$7,430	$8,594	$28,137	26,253

Cash paid for amounts included in the measurement of operating lease liabilities			$29,713	$26,556
ROU assets obtained			$(26,772)	$9,893
Weighted average remaining lease term - Operating leases			4.4 years	5.3 years
Weighted average discount rate - Operating leases			7.7%	9.1%

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of September 30, 2022 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2022	$6,845	$253	$7,098
2023	23,533	615	24,148
2024	16,527	632	17,159
2025	11,178	649	11,827
2026	6,161	666	6,827
2027	3,921	684	4,605
Thereafter	12,423	1,021	13,444
Total	80,588	4,520	85,108
Less: Imputed interest	(17,453)	(1,286)	(18,739)
Operating lease liabilities	$63,135	$3,234	$66,369

There were no material leases entered into subsequent to the balance sheet date.

NOTE 13 – GOODWILL

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2022 was as follows (in thousands):

	U.S.	Canada Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2021	$359,779	$30,105	$39,908	$429,792
Foreign currency translation	—	(2,199)	(2,914)	(5,113)
Measurement period adjustment	15,379	—	—	15,379
Divestiture (Note 14)	(91,131)	—	—	(91,131)
Acquisition (Note 14)	75,365	—	—	75,365
Goodwill at September 30, 2022	$359,392	$27,906	$36,994	$424,292

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

In the third quarter of 2022, the Company performed an interim review of triggering events for each reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary and did not record an impairment loss during the three months ended September 30, 2022.

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

Heights Finance Acquisition

The Company completed the acquisition of Heights Finance on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. The Company recorded a $15.4 million of adjustments during the second quarter of 2022, resulting in a provisional goodwill balance of $269.2 million, as of June 30, 2022. See Note 14,"Acquisitions and Divestiture" for more information related to the business combination.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Legacy U.S. Direct Lending Business Divestiture

On July 8, 2022 the Company completed the divestiture of its Legacy U.S. Direct Lending business to Community Choice Financial, for total sale proceeds of $349.2 million, net of working capital adjustments, comprised of $314.2 million of cash received at close and $35 million in cash payable in monthly installment payments over the subsequent 12 months. The divestiture resulted in a gain of $68.4 million in the three and nine months ended September 30, 2022, which was recorded in "Gain on sale of business" on the unaudited Condensed Consolidated Statement of Operations. As part of the sale, $91.1 million of goodwill was written off. See Note 14,"Acquisitions and Divestiture" for more information related to the divestiture.
First Heritage Acquisition

On July 13, 2022, CURO closed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi, for a total purchase price of $140.0 million in cash. Provisional goodwill was recorded at $75.4 million.See Note 14,"Acquisitions and Divestiture" for more information related to the business combination.

NOTE 14 – ACQUISITIONS AND DIVESTITURE

ACQUISITIONS
First Heritage

On July 13, 2022, we completed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, based in Ridgeland, Mississippi, pursuant to the merger agreement dated May 18, 2022 (“Merger Agreement”). Pursuant to the Merger Agreement, Sugarcane Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), merged with and into First Heritage (the “Merger”), with First Heritage surviving the Merger as a wholly-owned subsidiary of the Company for a purchase price of $140.0 million in cash, subject to certain customary working capital and other adjustments in accordance with the terms of the Merger Agreement. The Company began consolidating the financial results of First Heritage in the Consolidated Financial Statements on July 13, 2022 within the U.S. operating segment.

This transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2022, the primary areas that remain preliminary relate to the valuation of certain loans receivables, intangible assets and certain tax-related balances.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the preliminary purchase price allocation recorded in the Company’s Consolidated Balance Sheet as of the date of acquisition (in thousands):

Amounts acquired on July 13, 2022 (as adjusted)
Assets
Cash and cash equivalents	$31,396
Restricted cash	1,933
Gross loans receivable(1)	218,011
Prepaid expenses and other	1,284
Property and equipment	345
Right-of-use assets	4,241
Intangibles, net	10,670
Total assets	$267,880

Liabilities
Accounts payable and accrued liabilities	$4,271
Lease liabilities	4,241
Debt	170,392
Total liabilities	178,904

Net assets acquired	88,976
Total consideration paid	164,341
Goodwill	$75,365
(1) The gross contractual loans receivables as of July 13, 2022 were $236.1 million, of which the Company estimates $18.1 million will not be collected.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
Trade name	$3,790	10.0 years
Customer relationships	6,880	3.5 years
Total identified intangible assets	$10,670

Goodwill of $75.4 million represents the excess of the consideration paid over the fair value of the net tangible and intangible assets acquired. The goodwill was primarily attributable to expected synergies created with the Company’s future product offerings and the value of the combined workforce. Goodwill from this transaction is deductible for income tax purposes.

The Company incurred costs related to this acquisition of $10.1 million that were recorded in "Other operating expense" in the U.S. segment in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2022.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We are in the process of reviewing the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to December 31, 2022. During the nine months ended September 30, 2022, the Company recorded a measurement period adjustment that increased goodwill by $15.4 million. The measurement period adjustment related to the fair value of the loan portfolio and would have resulted in $7.7 million of incremental interest and fee revenue during the three months ended March 31, 2022. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. As of September 30, 2022, the primary areas that remain preliminary relate to the valuation of intangible assets and certain tax-related balances.

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
(1) The gross contractual loans receivables as of December 27, 2021 were $485.4 million, of which the Company estimates $29.2 million will not be collected.

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

DIVESTITURE

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Legacy U.S. Direct Lending Business

On July 8, 2022 the Company completed the divestiture of its Legacy U.S. Direct Lending business to Community Choice Financial, for total sale proceeds of $349.2 million, net of working capital adjustments, comprised of $314.2 million of cash received at close and $35 million in cash payable in monthly installment payments over the subsequent 12 months.
The divestiture resulted in a gain of $68.4 million in the three and nine months ended September 30, 2022, which was recorded in "Gain on sale of business" on the unaudited Condensed Consolidated Statement of Operations. The sale of the business is not considered a strategic shift that will have a major effect on the Company’s operations or financial results, and thus it is not reported as discontinued operations.
The following table presents the preliminary purchase price allocation recorded in the Company’s Consolidated Balance Sheet as of the date of divestiture of the Legacy U.S. Direct Lending business (in thousands):

July 8, 2022
Assets
Cash, cash equivalents and restricted cash	$21,292
Loans receivable	162,147
Right of use asset	39,326
Goodwill	91,131
Other assets (1)	30,690
Total assets	$344,586

Liabilities
Accounts payable and accrued liabilities	$8,947
Right of use liability	43,433
Liability for losses on CSO lender-owned consumer loans	5,628
Other long term liabilities (2)	5,815
Total liabilities	63,823

Net assets sold	280,763
Total proceeds	349,207
Total pretax gain on sale of business	$68,444
(1) Includes income tax receivable, property and equipment, intangibles, deferred tax assets, and other assets.
(2) Includes deferred revenue, income taxes payable, deferred tax liability, and other long-term liabilities

The Legacy U.S. Direct Lending Business had pre-tax net income of $60.7 million and $3.6 million for the nine months and three months ended September 30, 2022, respectively. The Legacy U.S. Direct Lending Business had pre-tax net income of $118.1 million and $27.7 million for the nine months and three months ended September 30, 2021, respectively. Pre-tax net income is comprised of net revenue and expenses directly related to the Legacy U.S. Direct Lending Business, which does not include certain costs recorded in the U.S. operating segment that are not classified as disposed of, such as interest expense on the 7.50% Senior Secured Notes and certain corporate expenses.

NOTE 15 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. There were no repurchases under this program as of September 30, 2022. Repurchases are at the Company's discretion and can continue until completed or terminated. The Company expects any repurchases to be made from time-to-time in the open market and/or in privately negotiated transactions at the Company's discretion, subject to market conditions and other factors. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below summarizes share repurchase activity in the $50.0 million repurchase program during the three and nine months ended September 30, 2022 (in thousands, except for per share amounts and number of share amounts):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total number of shares repurchased	—	824,777
Average price paid per share	$—	$15.20
Total value of shares repurchased	$—	$12,530

We repurchased 104,487 shares of our common stock at an average price of $16.77 for a total cost of $1.8 million during the three and nine months ended September 30, 2021.

NOTE 16 – SUBSEQUENT EVENTS

Cost Savings and Efficiency Enhancements

As part of the continuing evaluation of the Company cost structure, the Company made the decision in October 2022 to enact certain cost savings strategies, which include (i) store closures in both Canada and the US, (ii) consolidation of certain back-office functions as well as reductions to our corporate office footprint, and (iii) ending the First Phase credit card.

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

In the U.S., we operate under several principal brands, including "Covington Credit," "Heights Finance," "Quick Credit", "Southern Finance" and "First Heritage." Until July 2022 we also operated under brands that included "Speedy Cash", "Rapid Cash" and "Avio Credit". We also offer demand deposit accounts in the U.S. under the Revolve Finance brand, and credit card programs under the First Phase brand, which we launched in the fourth quarter of 2021. As of September 30, 2022, our store network consisted of over 500 U.S. retail locations across 13 states.

In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands and the "Flexiti" point-of-sale brand. As of September 30, 2022, we operated our direct lending and online services in eight Canadian provinces and one Canadian territory. Our point-of-sale operations are available at nearly 8,000 retail locations and over 3,500 merchant partners across 10 provinces and two territories.

In July 2022, we sold our Legacy U.S. Direct Lending Business, which operated under the "Speedy Cash", "Rapid Cash" and "Avio Credit" brands. Also in July 2022 we purchased a U.S. based near-prime installment lender, First Heritage, which operates under the "First Heritage Credit" brand, furthering our strategic shift to broaden our position in the near-prime consumer lending market in the U.S. Refer to Note 14, "Acquisitions and Divestiture" for additional details regarding the divestiture of our Legacy U.S. Direct Lending business and the acquisition of First Heritage.

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

In 2017, we made our first investment in Katapult, an e-commerce focused FinTech company offering an innovative lease financing solution to consumers and enabling essential transactions at the merchant POS. In June 2021, Katapult merged with FinServ, resulting in a new publicly traded company (NASDAQ: KPLT). Refer to "Item 1—Business—Company Overview" of our 2021 Form 10-K for additional information about the merger and its benefits to us. In the fourth quarter of 2021, we acquired an additional 2.6 million shares of common stock of Katapult for an aggregate purchase price of $10.0 million. Our fully diluted ownership of Katapult as of September 30, 2022 was 19.4%, assuming full pay-out of earn-out shares, and 18.1% excluding pay-out of earn-out shares.

Consolidated Results of Operations

Comparison of Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Beginning January 1, 2022, we report "Interest and fees revenue," "Insurance premiums and commissions" and "Other revenue" in place of our previously reported "Revenue" on our Condensed Statements of Operations. Prior period presentations have been revised to conform to the current period presentation.

The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "Segment Analysis" below.

(in thousands, unaudited)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$180,515	$190,629	$(10,114)	(5.3)%	$723,802	$539,155	$184,647	34.2%
Insurance premiums and commissions	24,746	12,599	12,147	96.4%	61,659	36,021	25,638	71.2%
Other revenue	8,859	6,052	2,807	46.4%	23,259	18,348	4,911	26.8%
Total revenue	214,120	209,280	4,840	2.3%	808,720	593,524	$ 215,196	36.3%
Provision for losses	78,399	70,718	7,681	10.9%	305,476	152,028	153,448	100.9%
Net revenue	135,721	138,562	(2,841)	(2.1)%	503,244	441,496	61,748	14.0%
Operating Expenses
Salaries and benefits	53,413	62,110	(8,697)	(14.0)%	215,569	175,347	40,222	22.9%
Occupancy	12,827	13,732	(905)	(6.6)%	47,371	41,862	5,509	13.2%
Advertising	5,244	9,697	(4,453)	(45.9)%	28,451	24,824	3,627	14.6%
Direct operations	11,729	14,883	(3,154)	(21.2)%	52,296	40,552	11,744	29.0%
Depreciation and amortization	9,499	7,285	2,214	30.4%	27,985	19,685	8,300	42.2%
Other operating expense	23,646	14,851	8,795	59.2%	58,809	45,020	13,789	30.6%
Total operating expenses	116,358	122,558	(6,200)	(5.1)%	430,481	347,290	83,191	24.0%
Other expense (income)
Interest expense	50,149	25,805	24,344	94.3%	130,683	68,784	61,899	90.0%
Loss (income) from equity method investment	2,309	1,582	727	46.0	2,053	(676)	2,729	#
Gain from equity method investment	—	—	—	#	—	(135,387)	135,387	#
Loss on extinguishment of debt	3,702	40,206	(36,504)	(90.8)%	3,702	40,206	(36,504)	(90.8)%
(Gain) loss on change in fair value of contingent consideration	(11,355)	3,825	(15,180)	#	(7,605)	3,825	(11,430)	#
Gain on sale of business	(68,443)	—	(68,443)	#	(68,443)	—	(68,443)	#
Total other (income) expense	(23,638)	71,418	(95,056)	#	60,390	(23,248)	83,638	#
Income (loss) before income taxes	43,001	(55,414)	98,415	#	12,373	117,454	(105,081)	(89.5)%
Provision (benefit) for income taxes	17,348	(13,375)	30,723	#	11,464	29,241	(17,777)	(60.8)%
Net income (loss)	25,653	(42,039)	67,692	#	909	88,213	(87,304)	(99.0)%

# - Variance greater than 100% or not meaningful.

For the three months ended September 30, 2022 and 2021

The improvement in Net income of $67.7 million for the three months ended September 30, 2022 was primarily driven by (i) the $68.4 million Gain on sale of business recorded in the third quarter 2022 resulting from the completion of the divestiture of our Legacy U.S. Direct Lending business in July 2022, (ii) the $11.4 million adjustment to the change in the fair value of contingent consideration recorded in connection with our acquisition of Flexiti, and (iii) in the third quarter of 2021 a $40.2 million loss on the extinguishment and refinancing of our former senior notes ("8.25% Senior Secured Notes"), partially offset in the third quarter of 2022 by a $24.3 million increase in interest expense. The increase in interest expense in the third quarter of 2022 compared to the same period in 2021 was primarily driven by (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights Finance acquisition, and (iii) increased non-recourse asset-backed lending ("ABL") borrowing to support organic loan growth and acquired portfolios.
For the Nine Months Ended September 30, 2022 and 2021
The decline in Net income of $87.3 million for the nine months ended September 30, 2022 compared to the prior-year period was primarily driven by (i) year-over-year comparisons for the provision for loan losses, which were favorably impacted by COVID-19 stimulus impacts during 2021, (ii) gains related to our investment in Katapult Holdings, Inc., and (iii) higher interest expense in 2022, partially offset by (i) the $68.4 million Gain on sale of business recorded in the third quarter of 2022 resulting from the completion of the divestiture of our Legacy U.S. Lending Direct business in July 2022, (ii) the $11.4 million adjustment to the change in the fair value of contingent consideration recorded in connection with our acquisition of Flexiti, and (iii) in the third quarter of 2021, a $40.2 million loss on the extinguishment and refinancing of our former senior notes ("8.25% Senior Secured Notes"). During the second quarter of 2021, Katapult became a public company via a SPAC merger, generating a pretax gain to us of $135.4 million.
Government stimulus in March 2021 and pandemic-related consumer behavior reduced demand, increased payment rates and lowered loss rates in 2021, resulting in a provision for loan losses that was $16.7 million less than NCOs for the first nine months of 2021. Credit normalization and strong sequential loan growth in the first nine months of 2022 resulted in a provision for loan losses that exceeded NCOs by $50.1 million, a $66.8 million year-over-year change, (including the impact of purchase accounting for the Heights Finance portfolio acquired in December 2021 and First Heritage portfolio acquired in July 2022). The increase of $61.9 million in interest expense in 2022 was primarily driven by (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights acquisition, and (iii) increased non-recourse ABL borrowing to support organic loan growth and acquired portfolios.
Revenue
For the three months ended September 30, 2022 and 2021
During the three months ended September 30, 2022, total revenue increased $4.8 million, or 2.3% to $214.1 million, compared to the prior-year period, primarily driven by:
•Revenue growth in Canada POS Lending and Canada Direct Lending of 142.7% and 19.3%, respectively,
•Revenue increase related to the Heights Finance and First Heritage acquisitions, partially offset by an 18.4% decline in U.S. revenue primarily as a result of the July 2022 divestiture of our Legacy U.S. Direct Lending business.
For the Nine Months Ended September 30, 2022 and 2021
During the nine months ended September 30, 2022, total revenue increased $215.2 million, or 36.3%, to $808.7 million, compared to the prior-year period, primarily driven by our acquisitions of Heights Finance and First Heritage, growth in Canada Direct Lending and the addition of two full quarters of revenue for the acquisition of Flexiti. The main components were:
•U.S. revenue increase of $124.6 million, or 32.2%, primarily as a result of our Heights Finance and First Heritage acquisitions, offset by a decrease in total revenues due to the July 2022 divestiture of the Legacy U.S. Direct lending business,
•Canada POS Lending revenue increase of $51.1 million, or 255%, compared to the nine months ended September 30, 2021 , which only included Flexiti's results after its acquisition on March 10, 2021; and
•Canada Direct Lending revenue increase of $39.5 million, or 21.2%.

The following table summarizes revenue by product for the period indicated:

	Three Months Ended
	September 30, 2022					September 30, 2021
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$2,210	$50,251	$24,575	$77,036	36.0%	$27,377	$40,239	$10,646	$78,262	37.4%
Installment	90,834	12,645	—	103,479	48.3%	101,036	11,331	—	112,367	53.7%
Total interest and fees	93,044	62,896	24,575	180,515	84.3%	128,413	51,570	10,646	190,629	91.1%
Insurance premiums and commissions	9,986	14,045	715	24,746	11.6%	—	12,506	93	12,599	6.0%
Other revenue	4,400	2,038	2,421	8,859	4.1%	3,261	2,114	677	6,052	2.9%
Total revenue	$107,430	$78,979	$27,711	$214,120	100.0%	$131,674	$66,190	$11,416	$209,280	100.0%

Product Revenue for the Three Months Ended September 30, 2022 and 2021
•Revolving LOC
◦Revolving LOC revenue for the three months ended September 30, 2022 decreased $1.2 million, or 1.6%, compared to the prior-year period, driven by increases in revenue of $10.0 million and $13.9 million in the Canada Direct Lending and Canada POS businesses, respectively, offset by a decrease in U.S. revenue of $25.2 million, or 91.9%, due to the sale of the Legacy U.S. Direct Lending business in July of 2022.

•Installment
◦Installment revenue for the three months ended September 30, 2022 decreased $8.9 million, or 7.9%, compared to the prior-year period. The decrease was driven by the $10.2 million decrease in U.S. Installment revenue in the third quarter of 2022 due to the July 2022 divestiture of the Legacy U.S. Direct lending business, partially offset by the acquisitions of Heights Finance and First Heritage, and a $1.3 million increase in Canada Direct Lending Installment revenue.

•Insurance premiums and commissions
◦Insurance premiums and commissions for the three months ended September 30, 2022 increased $12.1 million, or 96.4%, compared to the prior-year period, driven by U.S. growth of $10.0 million, primarily due to our acquisitions of Heights Finance and First Heritage, and Canada Direct Lending growth of $1.5 million, or 12.3%, year over year, from the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

•Other revenue
◦Other revenue for the three months ended September 30, 2022 increased $2.8 million, or 46.4%, versus the prior-year period, primarily due to a $1.7 million increase in other revenue for Canada POS Lending as ancillary fees rose in line with overall loan growth and $1.1 million in the U.S. from new product offerings associated with our acquisitions of Heights Finance and First Heritage.

	Nine Months Ended
	September 30, 2022					September 30, 2021
(in thousands, unaudited)	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total	U.S.	Canada Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$57,269	$143,296	$64,077	$264,642	32.7%	$78,391	$112,057	$18,585	$209,033	35.2%
Installment	423,537	35,623	—	459,160	56.8%	297,803	32,319	—	330,122	55.6%
Total interest and fees	480,806	178,919	64,077	723,802	89.5%	376,194	144,376	18,585	539,155	90.8%
Insurance premiums and commissions	19,310	40,988	1,361	61,659	7.6%	—	35,753	268	36,021	6.1%
Other revenue	11,424	6,100	5,735	23,259	2.9%	10,766	6,381	1,201	18,348	3.1%
Total revenue	$511,540	$226,007	$71,173	$808,720	100.0%	$386,960	$186,510	$20,054	$593,524	100.0%

Product Revenue for the Nine Months Ended September 30, 2022 and 2021

•Revolving LOC
◦Revolving LOC revenue for the nine months ended September 30, 2022 increased $55.6 million, or 26.6%, compared to the prior-year period, driven by growth in Canada Direct Lending revenue of $31.2 million, or 27.9%, and Canada POS lending of $45.5 million, partially offset by the effects of the sale of the Legacy U.S. Direct Lending business in July of 2022.

•Installment
◦Installment revenue for the nine months ended September 30, 2022 increased $129.0 million, or 39.1%, compared to the prior-year period, primarily due to an increase of $125.7 million in U.S. installment revenue driven by our acquisition of Heights Finance and First Heritage.

•Insurance premiums and commissions
◦Insurance premiums and commissions for the nine months ended September 30, 2022 increased $25.6 million, or 71.2%, compared to the prior-year period, primarily due to an increase of $19.3 million in U.S. insurance premiums and commission revenue driven by our acquisition of Heights Finance and First Heritage. Canada Direct Lending grew $5.2 million, or 14.6%, year over year, due to growth in the sale of insurance products to Revolving LOC and Installment loan customers in Canada.

•Other revenue
◦Other revenue for the nine months ended September 30, 2022 increased $4.9 million, or 26.8%, versus the prior-year period, due to a $4.5 million increase in other revenue for Canada POS Lending as ancillary fees rose in line with overall loan growth.

Provision for Losses for the Three Months Ended September 30, 2022 and 2021

•Provision for losses increased by $7.7 million, or 10.9%, for the three months ended September 30, 2022 compared to the prior-year period, primarily driven by:
◦Sequential loan growth, driven by strong consumer demand, across all loan portfolios compared to the same period in the prior year;
◦Continued orderly credit normalization associated with loan growth as customers return to pre-COVID-19 payment behaviors, in contrast to the prior year, when customers received government stimulus payments;
◦Provision for losses for our Heights Finance and First Heritage acquisitions offset by the divestiture of the Legacy U.S Direct Lending business in July 2022; and
◦Higher NCO and past-due rates, as COVID-19 impacts lessened compared to the comparable period in the prior year. Refer to the "Segment Analysis" sections below for additional details.

Provision for Losses for the Nine Months Ended September 30, 2022 and 2021

•Provision for losses increased by $153.4 million, or 100.9%, for the nine months ended September 30, 2022 compared to the prior-year period, primarily driven by:
◦Year-over-year loan growth, driven by strong consumer demand, across all loan portfolios compared to the same period in the prior year;
◦Continued orderly credit normalization associated with loan growth as customers return to pre-COVID-19 payment behaviors as compared to the prior year, when customers received government stimulus payments;
◦Full three quarters of provision for losses for our Heights Finance acquisition of $81.1 million;
◦Full three quarters of provision for loan losses for Canada POS Lending of $28.1 million, an increase of $15.9 million compared to the prior-year period; and
◦Higher NCO and past-due rates, as COVID-19 impacts lessened compared to the same period in the prior year. Refer to the "Segment Analysis" sections below for additional details.

Operating Expenses

The following table summarizes operating expenses for the period indicated:

(in thousands, unaudited)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Operating Expenses
Salaries and benefits	$53,413	$62,110	$(8,697)	(14.0)%	$215,569	$175,347	$40,222	22.9%
Occupancy	12,827	13,732	(905)	(6.6)%	47,371	41,862	5,509	13.2%
Advertising	5,244	9,697	(4,453)	(45.9)%	28,451	24,824	3,627	14.6%
Direct operations	11,729	14,883	(3,154)	(21.2)%	52,296	40,552	11,744	29.0%
Depreciation and amortization	9,499	7,285	2,214	30.4%	27,985	19,685	8,300	42.2%
Other operating expense	23,646	14,851	8,795	59.2%	58,809	45,020	13,789	30.6%
Total operating expenses	$116,358	$122,558	$(6,200)	(5.1)%	$430,481	$347,290	$83,191	24.0%

Operating expenses for the three months ended September 30, 2022 decreased $6.2 million, or 5.1% compared to the prior-year period, primarily driven by:
•Salaries and benefits were $53.4 million for the three months ended September 30, 2022, a decrease of $8.7 million, or 14.0%, compared to the prior-year period. The decrease is primarily related to the July 2022 divestiture of our Legacy U.S Direct Lending business offset by the acquisitions of First Heritage and Heights Finance, in July 2022 and December 2021, respectively.

•Advertising costs decreased $4.5 million, or 45.9%, year over year, almost entirely due to the July 2022 divestiture of our Legacy U.S Direct Lending business.

•Direct operations were $11.7 million for the three months ended September 30, 2022, a decrease of $3.2 million, or 21.2%, compared to the prior-year period. The decrease was primarily due to the July 2022 divestiture of our Legacy U.S Direct Lending business, offset by the effect of acquisitions of First Heritage and Heights Finance.

•Depreciation and amortization expense for the three months ended September 30, 2022 increased $2.2 million, or 30.4%, compared to the prior-year period, primarily due to the amortization of First Heritage- and Heights Finance-related assets.

•Other operating expenses were $23.6 million for the three months ended September 30, 2022, an increase of $8.8 million, or 59.2%, compared to the prior-year period, primarily driven by transaction-related professional services costs related to the sale of our Legacy U.S. Direct Lending business and the acquisition of First Heritage during the quarter. Refer to the "Segment Analysis" sections below for additional details.

Operating expenses for the nine months ended September 30, 2022 increased $83.2 million, or 24.0%, primarily driven by:
•Salaries and benefits were $215.6 million for the nine months ended September 30, 2022, an increase of $40.2 million, or 22.9%, compared to the prior-year period. The increase is largely due to the acquisitions of Heights Finance and First Heritage, and three full quarters of Canada POS Lending business salaries and benefits partially offset by the July 2022 divestiture of our Legacy U.S Direct Lending business.

•Occupancy costs were $47.4 million for the nine months ended September 30, 2022, an increase of $5.5 million, or 13.2%, compared to the prior-year period. The increase is almost entirely due to our acquisitions of First Heritage and Heights Finance.

•Advertising costs increased $3.6 million, or 14.6%, primarily driven by the acquisitions of First Heritage and Heights Finance.

•Direct operations were $52.3 million for the nine months ended September 30, 2022, an increase of $11.7 million, or 29.0%, compared to the prior-year period. The increase is due to our acquisition of Heights Finance as well as nine months of Canada POS Lending direct operations of $3.3 million.

•Amortization expense for the nine months ended September 30, 2022 increased $8.3 million, or 42.2%, compared to the prior-year period, primarily due full three quarters of Canada POS Lending expense associated with the amortization of capitalized software development costs and an increase of amortization expense of $5.3 million from our acquisitions of Heights Finance and First Heritage.

•Other operating expenses were $58.8 million for the nine months ended September 30, 2022, an increase of $13.8 million, or 30.6%, compared to the prior-year period, primarily driven by costs incurred for the sale of the Legacy U.S. Direct Lending business and the acquisitions of Heights Finance and First Heritage. Refer to the "Segment Analysis" sections below for additional details.
Other Expense (Income)

The following table summarizes other expenses (income) for the period indicated:

(in thousands, unaudited)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other expense (income)
Interest expense	$50,149	$25,805	$24,344	94.3%	130,683	68,784	61,899	90.0%
Loss (income) from equity method investment	2,309	1,582	727	46.0	2,053	(676)	2,729	#
Gain from equity method investment	—	—	—	#	—	(135,387)	135,387	#
(Gain) loss on change in fair value of contingent consideration	(11,355)	3,825	(15,180)	#	(7,605)	3,825	(11,430)	#
Loss on extinguishment of debt	3,702	40,206	(36,504)	(90.8)%	3,702	40,206	(36,504)	(90.8)%
Gain on sale of business	(68,443)	—	(68,443)	#	(68,443)	—	(68,443)	#
Total other (income) expense	$(23,638)	$71,418	$(95,056)	#	60,390	(23,248)	83,638	#

# - Variance greater than 100% or not meaningful.

Other expenses for the three months ended September 30, 2022 decreased $95.1 million compared to the prior-year period, primarily driven by:

•Gain on sale of our Legacy U.S. Direct Lending business of $68.4 million in July 2022.

•Loss on extinguishment of debt of $40.2 million in for the three months ended September 30, 2021 due to the early redemption of the 8.25% Senior Secured Notes.

•Interest expense for the three months ended September 30, 2022 increased $24.3 million, or 94.3%, primarily related to (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights Finance acquisition, and (iii) increased non-recourse ABL borrowing to support organic loan growth and acquired portfolios.

Other expenses for the nine months ended September 30, 2022 increased $83.6 million compared to the prior-year period, primarily driven by:

•During the second quarter of 2021 Katapult became a public company via a SPAC merger, generating a pretax gain of $135.4 million
•Interest expense for the nine months ended September 30, 2022, increased $61.9 million, or 90.0%, primarily driven by (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights Finance acquisition, and (iii) increased non-recourse ABL borrowing to support organic loan growth and acquired portfolios.

•These increases were offset by a the gain on sale of our Legacy U.S. Direct Lending business of $68.4 million that occurred in July 2022 and the loss on extinguishment of debt of $40.2 million in for the three months ended September 30, 2021 due to the early redemption of the 8.25% Senior Secured Notes.

Provision for Income Taxes

Three Months Ended September 30, 2022 and 2021

The effective income tax rate for the three months ended September 30, 2022 was 40.3%. The effective income tax rate for the three months ended September 30, 2022, was higher compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of lost tax benefits related to the divestiture of the Legacy U.S. Direct Lending business and officers’ compensation, partially offset by tax benefits related to change in fair value of contingent consideration. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the three months ended September 30, 2022 was 34.7%.

The effective income tax rate for the three months ended September 30, 2021 was 24.1%. The effective income tax rate was lower than the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of proportionally more loss in lower-tax rate jurisdictions, driven by the loss on extinguishment of debt. In addition, we recorded an income tax benefit from the recognition of research and development tax credit. This benefit was offset by a nondeductible expense item related to the change in fair value of contingent consideration.

Nine Months Ended September 30, 2022 and 2021

The effective income tax rate for the nine months ended September 30, 2022 was 92.6%. The effective income tax rate for the nine months ended September 30, 2022, was higher compared to the blended federal and state/provincial statutory rate of approximately 26%, primarily as a result of lost tax benefits related to the divestiture of the Legacy U.S. Direct Lending business, share-based compensation, officers’ compensation, and non-deductible transaction costs, partially offset by tax benefits related to change in fair value of contingent consideration. The effective income tax rate of adjusted tax expense included in Adjusted Net Income for the nine months ended September 30, 2022 was 28.1%.

The effective income tax rate of 24.9% for the nine months ended September 30, 2021 was lower compared to the blended federal and state/provincial statutory rates of approximately 26%, primarily as a result of proportionally more net income in lower rate jurisdictions, driven by the gain on the Katapult transaction in the second quarter of 2021 and the loss on extinguishment of debt in the third quarter of 2021. Additionally, the effective tax rate also includes the release of a valuation allowance due to the Company's share of Katapult's income, tax benefits related to share-based compensation, tax expense related to the non-deductible transaction costs and the change in fair value of contingent consideration, tax expense of additional Texas accrual for 2020 due to the settlement of 2013 to 2019 Texas tax returns, and a tax benefit for the recognition of Research and Development tax credit.
Loan Volume and Portfolio Performance Analysis

The following table reconciles Company Owned gross loans receivable, a GAAP-basis balance sheet measure, to Gross combined loans receivable, a non-GAAP measure(1). Gross combined loans receivable includes loans originated by third-party lenders through CSO programs, which are not included in the unaudited Condensed Consolidated Financial Statements but from which we earn revenue by providing a guarantee to the unaffiliated lender. As a result of the sale of the Legacy U.S. Direct Lending business on July 8, 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. The Company will continue to present these loans in the tables that follow based on historical practice and for comparability purposes. Refer to Note 14, "Acquisitions and Divestiture" for additional information.

	As of
(in thousands, unaudited)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
U.S.
Revolving LOC	$—	$58,471	$49,077	$52,532	$51,196
Installment - Company Owned	739,100	627,651	589,652	609,413	137,987
Canada Direct Lending
Revolving LOC	439,117	442,738	424,485	402,405	366,509
Installment	25,940	24,817	23,578	24,792	24,315
Canada POS Lending
Revolving LOC	690,270	627,163	541,776	459,176	302,349
Company Owned gross loans receivable	$1,894,427	$1,780,840	$1,628,568	$1,548,318	$882,356
Gross loans receivable Guaranteed by the Company	—	51,323	44,420	46,317	43,422
Gross combined loans receivable (1)	$1,894,427	$1,832,163	$1,672,988	$1,594,635	$925,778

(1) See a description of non-GAAP Financial Measures in "Supplemental Non-GAAP Financial Information."

Gross loans receivable increased $1,012.1 million , or 114.7%, to $1,894.4 million as of September 30, 2022, from $882.4 million as of September 30, 2021. The increase was driven by:

•U.S. Direct Lending increased by $549.9 million primarily driven by loan growth and our Heights Finance and First Heritage acquisitions, partially offset by the sale of the Legacy U.S. Direct Lending business;
•Canada POS Lending growth of $387.9 million, or 128.3%; and
•Canada Direct Lending growth of $74.2 million, or 19.0%.

Sequentially, gross loans receivable increased $113.6 million , or 6.4% , driven by the acquisition of First Heritage, Canada POS Lending growth of $63.1 million, or 10.1%, and Canada Direct Lending Revolving LOC growth of $3.6 million, or 0.8%. The increase was offset by the sale of the Legacy U.S. Direct Lending business. Excluding the loans sold with the divestiture of the Legacy U.S. Direct Lending business, gross loan receivables grew $301.6 million sequentially.
Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated (all periods unaudited except for Q4 2021). We report financial results for three reportable segments: U.S., Canada Direct Lending and Canada POS Lending.

U.S. Portfolio Performance

(in thousands, except percentages)	Q3 2022	Q2 2022(6)	Q1 2022	Q4 2021(1)	Q3 2021
Gross combined loans receivable (2)
Revolving LOC	$—	$58,471	$49,077	$52,532	$51,196
Installment loans - Company Owned	739,100	627,651	589,652	137,782	137,987
Total U.S. Company Owned gross loans receivable	739,100	686,122	638,729	190,314	189,183
Installment loans - Guaranteed by the Company (3)	—	51,323	44,420	46,317	43,422
Total U.S. gross combined loans receivable (2)	$739,100	$737,445	$683,149	$236,631	$232,605

Lending Revenue:
Revolving LOC	$2,210	$28,145	$26,913	$27,911	$27,377
Installment loans - Company Owned	86,936	121,595	113,833	56,820	57,659
Installment loans - Guaranteed by the Company (3)	3,898	48,283	48,991	47,348	43,377
Total U.S. lending revenue	$93,044	$198,023	$189,737	$132,079	$128,413

Lending Provision:
Revolving LOC	$—	$11,831	$9,577	$11,592	$8,140
Installment loans - Company Owned	29,045	54,868	32,962	18,618	16,792
Installment loans - Guaranteed by the Company (3)	—	28,313	21,749	25,967	23,146
Total U.S. lending provision	$29,045	$95,012	$64,288	$56,177	$48,078

NCOs (7)
Revolving LOC	$1,140	$10,248	$10,055	$11,481	$8,329
Installment loans - Company Owned	25,722	40,757	36,247	19,664	19,548
Installment loans - Guaranteed by the Company (3)	1,589	27,395	21,492	26,065	21,404
Total U.S. NCOs	$28,451	$78,400	$67,794	$57,210	$49,281

NCO rate (4) (7)
Revolving LOC	3.9%	19.1%	19.8%	22.1%	16.9%
Installment loans - Company Owned	3.8%	6.7%	6.0%	14.3%	14.1%
Total U.S. Company Owned NCO rate	3.8%	7.7%	7.1%	16.4%	14.8%
Installment loans - Guaranteed by the Company (3)	6.2%	57.2%	47.4%	58.1%	53.2%

(in thousands, except percentages)	Q3 2022	Q2 2022(6)	Q1 2022	Q4 2021(1)	Q3 2021
Total U.S. NCO rate	3.9%	11.0%	14.7%	24.4%	21.6%
ALL and CSO Liability for Losses rate (5)
Revolving LOC	—%	25.1%	26.7%	25.9%	26.3%
Installment loans - Company Owned	4.4%	6.8%	4.2%	12.7%	13.4%
Total U.S. Company Owned ALL rate	4.4%	8.4%	5.9%	16.3%	16.9%
Installment loans - Guaranteed by the Company (3)	—%	15.7%	16.1%	14.9%	16.1%
Total ALL and CSO Liability for Losses rate	4.4%	8.9%	6.6%	16.0%	16.8%

31+ days past-due rate (5)
Revolving LOC	—%	17.4%	19.1%	19.2%	18.3%
Installment loans - Company Owned	10.5%	10.0%	9.6%	9.4%	11.9%
Total U.S. Company Owned past-due rate(8)	10.5%	10.7%	10.4%	10.1%	13.6%

Installment loans - Guaranteed by the Company (3)	—%	2.6%	4.5%	3.1%	3.8%

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
(3) Includes loans originated by third-party lenders through CSO programs. Installment gross loans receivable Guaranteed by the Company are not included in the Consolidated Financial Statements. All balances in connection with the CSO programs were disposed of on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending business.

(4) We calculate NCO rate as total NCOs divided by Average gross loans receivable. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(5) We calculate (i) Allowance for loan losses (ALL) and CSO Liability for losses rate and (ii) past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(6) Includes loan balances and activity classified as Held for Sale.
(7) For the first, second and third quarters of 2022, NCOs presented above include $5.0 million, $10.3 million and $0.5 million, respectively, of NCO's related to the purchase accounting fair value discount, which are excluded from provision.
(8) The total past-due rate for U.S. Lending including loans 1-30 days past-due were 20.0%, 21.2%, 17.7%, 18.3% and 22.3% for the three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively.

U.S. Loan Net Revenue

U.S. lending revenues decreased by $35.4 million, or 27.5%, to $93.0 million, for the three months ended September 30, 2022, compared to the prior-year period, as a result of the divestiture of the Legacy U.S. Direct lending business in July 2022, partially offset by the acquisitions of Heights Finance in December 2021 and First Heritage in July 2022.

The provision for losses decreased $19.0 million, or 39.6%, year over year, primarily driven by the divestiture of the Legacy U.S. Direct lending business in July 2022, offset by normalized provisioning on loan growth as customer behavior returned to pre-COVID-19 levels and a full quarter's provision for Heights Finance.

U.S. Revolving LOC loan performance

U.S. Revolving LOC loan balances were divested with the completion of the divestiture of the Legacy U.S. Direct lending business in July 2022.

U.S. Installment loan performance - Company Owned

U.S. Installment loan balances as of September 30, 2022 increased $601.1 million, or 435.6%, and revenue increased $29.3 million, or 50.8%, compared to the prior-year period, primarily as a result of our acquisition of Heights Finance and First Heritage. NCO rates decreased 1,034 bps year over year and decreased 294 bps sequentially primarily as a result of Heights Finance and First Heritage. Past-due rates decreased 136 bps year over year and 47 bps sequentially due to the strategic mix shift from divested U.S. Legacy high-cost, short-term lending to longer duration lower risk consumer finance acquisitions of Heights Finance and First Heritage.

U.S. Installment loan performance - Guaranteed by the Company

U.S. Installment loans Guaranteed by the Company decreased $43.4 million, or 100.0%, year over year. With the sale of the Legacy U.S. Direct Lending business in July of 2022, the company no longer guarantees loans originated by third party lenders through CSO programs.

Following is a summary of results of operations for the U.S. segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$93,044	$128,413	$(35,369)	(27.5)%	$480,806	$376,194	$104,612	27.8%
Insurance premiums and commissions	9,986	—	9,986	#	19,310	—	19,310	#
Other revenue	4,400	3,261	1,139	34.9%	11,424	10,766	658	6.1%
Total revenue	107,430	131,674	(24,244)	(18.4)%	511,540	386,960	$ 124,580	32.2%
Provision for losses	32,073	48,430	(16,357)	(33.8)%	196,461	108,108	88,353	81.7%
Net revenue	75,357	83,244	(7,887)	(9.5)%	315,079	278,852	36,227	13.0%
Operating Expenses
Salaries and benefits	35,216	44,444	(9,228)	(20.8)%	154,096	127,867	26,229	20.5%
Occupancy	6,948	8,101	(1,153)	(14.2)%	29,344	24,834	4,510	18.2%
Advertising	3,816	8,297	(4,481)	(54.0)%	24,245	21,527	2,718	12.6%
Direct operations	5,534	8,718	(3,184)	(36.5)%	32,788	26,112	6,676	25.6%
Depreciation and amortization	4,549	3,020	1,529	50.6%	13,710	9,154	4,556	49.8%
Other operating expenses	20,004	11,494	8,510	74.0%	48,458	36,129	12,329	34.1%
Total operating expenses	76,067	84,074	(8,007)	(9.5)%	302,641	245,623	57,018	23.2%
Other expense (income)
Interest expense	30,965	19,481	11,484	58.9%	86,473	53,177	33,296	62.6%
Loss (income) from equity method investment	2,309	1,582	727	46.0	2,053	(676)	2,729	#
Gain from equity method investment	—	—	—	#	—	(135,387)	135,387	#
Loss on extinguishment of debt	3,702	40,206	(36,504)	(90.8)	3,702	40,206	(36,504)	(90.8)%
Gain on disposal of business	(68,443)	—	(68,443)	#	(68,443)	—	(68,443)	#
Total other expense (income)	(31,467)	61,269	(92,736)	#	23,785	(42,680)	66,465	#
Segment operating (loss) income	30,757	(62,099)	92,856	#	(11,347)	75,909	(87,256)	#
Interest Expense	30,965	19,481	11,484	58.9%	86,473	53,177	33,296	62.6%
Amortization and Depreciation	4,549	3,020	1,529	50.6%	13,710	9,154	4,556	49.8%
EBITDA (1)	66,271	(39,598)	105,869	#	88,836	138,240	(49,404)	(35.7)%
Restructuring costs	739	5,651	(4,912)		2,954	11,414	(8,460)
Legal and other costs	46	370	(324)		1,076	370	706
Loss (income) from equity method investment	2,309	1,582	727		2,053	(676)	2,729
Gain from equity method investment	—	—	—		—	(135,387)	135,387
Transaction costs	10,063	141	9,922		10,063	6,482	3,581
Acquisition-related adjustments	(2,883)	—	(2,883)		491	—	491
Loss on extinguishment of debt	3,702	40,206	(36,504)		3,702	40,206	(36,504)
Share-based compensation	1,306	3,998	(2,692)		8,068	10,148	(2,080)
Gain on sale of business	(68,443)	—	(68,443)		(68,443)	—	(68,443)
Other adjustments	—	(195)	195		(640)	(600)	(40)
Adjusted EBITDA (1)	$13,110	$12,155	$955	7.9%	$ 48,160	$ 70,197	($ 22,037)	(31.4)%

(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
# - Variance greater than 100% or not meaningful.

U.S. Segment Results - For the Three Months Ended September 30, 2022 and 2021

For a discussion of revenue, provision for losses and related gross loans receivables for the three months ended September 30, 2022 and 2021, see "U.S. Portfolio Performance," above.

Operating expenses for the three months ended September 30, 2022 were $76.1 million, a decrease of $8.0 million, or 9.5%, compared to $84.1 million for the three months ended September 30, 2021, primarily driven by the divestiture of the Legacy U.S. Direct lending business in July 2022, partially offset by the acquisitions of Heights Finance and First Heritage.

U.S. interest expense for the three months ended September 30, 2022 increased $11.5 million, or 58.9% compared to the prior-year period, primarily driven by (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights Finance acquisition, (iii) in July 2022, concurrently with the closing of the First Heritage acquisition, we entered into a new $225 million non-recourse revolving warehouse facility to finance future loans originated by First Heritage, and (iv) in July 2022, we entered into a new $425 million non-recourse revolving warehouse facility to replace our incumbent lender and finance future loans originated by Heights Finance.

We recognize our share of Katapult’s income or loss on a one-quarter lag. We recorded a loss of $2.3 million for the three months ended September 30, 2022. We own 19.4% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of September 30, 2022, and 18.1% excluding pay-out of earn-out shares.

U.S. Segment Results - For the Nine Months Ended September 30, 2022 and 2021

Operating expenses for the nine months ended September 30, 2022 were $302.6 million, an increase of $57.0 million, or 23.2%, compared to $245.6 million for the nine months ended September 30, 2021, primarily driven by the operating expenses associated with Heights Finance and First Heritage, partially offset by the divestiture of the Legacy U.S. Direct lending business in July 2022.

U.S. interest expense for the nine months ended September 30, 2022 increased $33.3 million, or 62.6% compared to the prior-year period, primarily driven by (i) an increase in benchmark rates on variable rate debt, (ii) Senior Notes issued to fund in part our Heights acquisition, (iii) in July 2022, concurrently with the closing of the First Heritage acquisition, we entered into a new $225 million non-recourse revolving warehouse facility to finance future loans originated by First Heritage, and (iv) in July 2022, we entered into a new $425 million non-recourse revolving warehouse facility to replace our incumbent lender and finance future loans originated by Heights Finance.

We recorded a loss of $2.1 million for the nine months ended September 30, 2022 for our share of Katapult's loss. We own 19.4% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of September 30, 2022, and 18.1% excluding pay-out of earn-out shares.

Canada Direct Lending Portfolio Performance

(in thousands, except percentages)	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Gross loans receivable
Revolving LOC	$439,117	$442,738	$424,485	$402,405	$366,509
Installment loans	25,941	24,817	23,578	24,792	24,315
Total gross loans receivable	$465,058	$467,555	$448,063	$427,197	$390,824

Lending Revenue:
Revolving LOC	$50,251	$47,591	$45,455	$43,943	$40,239
Installment loans	12,645	11,868	11,109	11,416	11,331
Total lending revenue	$62,896	$59,459	$56,564	$55,359	$51,570

Lending Provision:
Revolving LOC	$28,408	$22,641	$19,156	$20,080	$11,375
Installment loans	4,466	3,303	2,723	2,945	2,512
Total lending provision	$32,874	$25,944	$21,879	$23,025	$13,887

NCOs
Canada Direct Lending Revolving LOC	$23,652	$20,160	$21,590	$15,112	$9,887
Canada Direct Lending Installment loans	4,061	2,904	2,647	2,758	2,444
Total Canada Direct Lending NCOs	$27,713	$23,064	$24,237	$17,870	$12,331

NCO rate (1)
Revolving LOC	5.4%	4.6%	5.2%	3.9%	2.8%
Installment loans	16.0%	12.0%	10.9%	11.2%	10.2%
Total NCO rate	5.9%	5.0%	5.5%	4.4%	3.3%

ALL rate (2)
Revolving LOC	7.9%	7.2%	7.2%	8.0%	7.5%
Installment loans	10.3%	9.7%	8.8%	8.0%	7.4%
Total ALL rate	8.0%	7.4%	7.3%	8.0%	7.5%

31+ days past-due rate (2)
Revolving LOC	5.1%	4.2%	4.3%	3.2%	2.5%
Installment loans	1.0%	0.8%	1.0%	0.9%	0.7%
Total past-due rate (3)	4.8%	4.0%	4.1%	3.1%	2.4%

(1) We calculate NCO rate as total NCOs divided by Average gross loans receivable. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(2) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(3) The total past-due rate for Canada Direct Lending including loans 1-30 days past-due were 9.5%, 8.3%, 7.7%, 6.7% and 5.1% for the three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively.

Canada Direct Loan Net Revenue

Canada Direct Lending revenue increased year over year by $11.3 million, or 22.0%, (increased $15.7 million, or 23.7%, on a constant currency basis), for the three months ended September 30, 2022, due to the growth of Revolving LOC loans in Canada.

The provision for losses increased $19.0 million, or 136.7%, (and increased $20.2 million, or 144.3%, on a constant currency basis), to $32.9 million for the three months ended September 30, 2022, compared to $14.0 million in the prior-year period. The provision for losses increased $6.9 million, or 26.7%, (and increased $8.2 million, or 31.5% on a constant currency basis), sequentially. The increase in provision for losses was primarily driven by (i) normalized provisioning on strong year-over-year loan growth as customer behavior returns to pre-COVID-19 levels, (ii) orderly credit normalization to higher NCO and past-due rates as

COVID-19 impacts lessened compared to the same period in the prior year, and (iii) continued shift in online originations which have inherently more credit risk versus in-store originations.

Canada Direct Lending Revolving LOC loan performance

Canada Direct Lending Revolving LOC gross loans receivable increased $72.6 million , or 19.0%, ($107.5 million, or 29.3%, on a constant currency basis) year over year and decreased $3.6 million, or 0.5%, but increased $31.2 million, or 7.1%, on a constant currency basis sequentially. Revolving LOC revenue increased $10.0 million, or 24.9%, year over year and $2.7 million, or 5.6%, sequentially, ($17.4 million, or 46.5%, respectively, on a constant currency basis). The quarterly NCO rate increased year over year from 2.8% to 5.4% as of September 30, 2022 and declined sequentially from 4.6% to 5.4% as of September 30, 2022 as COVID-19 impacts lessened compared to the comparable period in the prior year. Past-due rates rose 256 bps year over year and 82 bps sequentially.

Canada Direct Lending Installment loan performance

Canada Direct Lending Installment revenue increased $1.3 million, or 11.6%, ($2.5 million, or 21.8%, on a constant currency basis) year over year. Installment gross loans receivable increased $1.6 million, or 6.7% ($3.7 million, or 15.2%, on a constant currency basis) year over year. The NCO rate increased year over year from 10.2% to 16.0% and sequentially from 12.0% to 16.0% as of September 30, 2022 as COVID-19 impacts lessened compared to the same period in the prior year.

Canada Direct Lending Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, unaudited)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and Fees Revenue	$62,896	$51,570	$11,326	22.0%	$178,919	$144,376	$34,543	23.9%
Insurance Premiums and Commissions	14,045	12,506	1,539	12.3%	40,988	35,753	5,235	14.6%
Other Revenue	2,038	2,114	(76)	(3.6)%	6,100	6,381	(281)	(4.4)%
Total Revenue	78,979	66,190	12,789	19.3%	226,007	186,510	$ 39,497	21.2%
Provision for Losses	32,947	14,003	18,944	#	80,960	31,793	49,167	#
Net Revenue	46,032	52,187	(6,155)	(11.8)%	145,047	154,717	(9,670)	(6.3)%
Operating expenses
Salaries and Benefits	13,962	13,571	391	2.9%	42,025	39,081	2,944	7.5%
Occupancy	5,471	5,403	68	1.3%	17,098	16,750	348	2.1%
Advertising Expense	861	1,139	(278)	(24.4)%	3,097	2,821	276	9.8%
Direct Operations	2,753	2,418	335	13.9%	8,650	6,869	1,781	25.9%
Amortization and Depreciation	1,134	1,124	10	0.9%	3,360	3,394	(34)	(1.0)%
Other operating expenses	2,592	2,348	244	10.4%	7,896	7,175	721	10.0%
Total operating expenses	26,773	26,003	770	3.0%	82,126	76,090	6,036	7.9%
Other expense (income)
Interest Expense	7,190	2,440	4,750	#	17,367	7,293	10,074	#
Other Expense/Income	7,190	2,440	4,750	#	17,367	7,293	10,074	#
Segment Operating Income	12,069	23,744	(11,675)	(49.2)%	45,554	71,334	(25,780)	(36.1)%
Interest Expense	7,190	2,440	4,750	#	17,367	7,293	10,074	#
Amortization and Depreciation	1,134	1,124	10	0.9%	3,360	3,394	(34)	(1.0)%
EBITDA (1)	20,393	27,308	(6,915)	(25.3)%	66,281	82,021	(15,740)	(19.2)%
Legal and other costs	—	—	—	#	7	—	7	#
Share-based compensation	152	—	152	#	396	—	396	#
Other Adjustments	—	94	(94)	#	16	242	(226)	(93.4)%
Adjusted EBITDA (1)	$20,545	$27,402	$(6,857)	(25.0)%	$ 66,700	$ 82,263	($ 15,563)	(18.9)%

(1) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."
# - Variance greater than 100% or not meaningful.

Canada Direct Lending Segment Results - For the Three Months Ended September 30, 2022 and 2021
For a discussion of revenue, provision for losses and related gross loans receivables for the three months ended September 30, 2022 and 2021, see "Canada Direct Lending Portfolio Performance" above.

Canada Direct Lending operating expenses were $26.8 million for the three months ended September 30, 2022, an increase of $0.8 million, or 3.0%, ($1.8 million, or 6.7%, on a constant currency basis), compared to the prior-year period, primarily due to higher variable costs, primarily collection and financial service fees, on higher volume.

Interest expense for the three months ended September 30, 2022 was $7.2 million, compared to $2.4 million for the three months ended September 30, 2021, due to higher utilization of the Canada SPV facility and an increase in benchmark rates on variable rate debt.

Canada Direct Lending Segment Results - For the Nine Months Ended September 30, 2022 and 2021

Canada Direct Lending operating expenses were $82.1 million for the six months ended September 30, 2022, an increase of $6.0 million, or 7.9%, ($1.8 million, or 6.7%, on a constant currency basis), compared to the prior-year period, primarily due to higher variable costs, largely collection and financial service fees, on higher volume.

Interest expense for the nine months ended September 30, 2022 was $17.4 million, compared to $7.3 million for the nine months ended September 30, 2021, due to higher utilization of the Canada SPV facility and an increase in benchmark rates on variable rate debt.
Canada POS Lending Portfolio Performance

(in thousands, except percentages)	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Revolving LOC
Total gross loans receivable	$690,270	$627,163	$541,776	$459,176	$302,349
Total lending revenue	$24,575	$20,846	$18,655	$13,704	$10,646
Total lending provision	$13,379	$5,963	$8,714	$12,511	$8,285
Canada POS Lending NCOs (1)	$6,114	$3,537	$2,727	$1,731	$1,827
NCO rate (1)(2)	0.9%	0.6%	0.5%	0.5%	0.7%
ALL rate (3)	4.8%	4.5%	5.1%	4.8%	3.8%
31+ days past-due rate (3)(4)	3.6%	2.8%	2.2%	1.9%	2.1%

(1) For the third and fourth quarters of 2021, NCOs presented above include $0.6 million and $0.8 million, respectively, of NCO's related to the fair value discount, which are excluded from provision.
(2) We calculate NCO rate as total NCOs divided by Average gross loans receivable.
(3) We calculate ALL rate and past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(4) The total past-due rate for Canada POS Lending including loans 1-30 days past-due were 5.8%, 5.3%, 4.2%, 4.1% and 4.8% for the three months ended September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively.

Canada POS Lending Revolving LOC loan performance

Canada POS Lending revenue increased year over year by $13.9 million, driven by loan growth of $387.9 million, or 128.3%. The increase in gross loans receivable was driven by growth associated with both existing and new merchant partners. Revolving LOC gross loans receivable generally charge-off at 180 days past due. The quarterly NCO rate increased year over year from 0.7% to 0.9% as of September 30, 2022 and increased sequentially from 0.6% to 0.9%. These increases were primarily driven by the maturity of the portfolio and an increased product mix shift in increased lending to lower credit quality consumers. Past-due rates rose 141 bps year over year and 75 bps sequentially.

Originations for the three months ended September 30, 2022 were C$351.3 million, an increase of C$151.5 million, or 75.8%, from the prior-year period of C$199.8 million. Originations for the nine months ended September 30, 2022 were C$920.6 million, an increase of C$531.7 million, or 136.7%, from the prior-year period of C$388.9 million. Sequentially, Canada POS Revolving LOC gross loans receivable increased $63.1 million, or 10.1%, due to continued strong loan growth.

Canada POS Lending Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, unaudited)	2022	2021 (1)	Change $	Change %	2022	2021	Change $	Change %
Revenue
Interest and fees revenue	$24,575	$10,647	13,928	#	$64,077	$18,586	45,491	#
Insurance premiums and commissions	715	93	622	#	1,361	268	1,093	#
Other revenue	2,421	676	1,745	#	5,735	1,200	4,535	#
Total revenue	27,711	11,416	16,295	#	71,173	20,054	51,119	#
Provision for losses	13,379	8,285	5,094	61.5%	28,055	12,127	15,928	#
Net revenue	14,332	3,131	11,201	#	43,118	7,927	35,191	#
Operating expenses
Salaries and benefits	4,234	4,095	139	3.4%	19,447	8,398	11,049	#
Occupancy	408	227	181	79.7%	929	278	651	#
Advertising	568	261	307	#	1,110	476	634	#
Direct operations	3,441	3,746	(305)	(8.1)%	10,857	7,570	3,287	43.4%
Depreciation and amortization	3,816	3,141	675	21.5%	10,915	7,137	3,778	52.9%
Other operating expense	1,051	1,011	40	4.0%	2,456	1,718	738	43.0%
Total operating expenses	13,518	12,481	1,037	8.3%	45,714	25,577	20,137	78.7%
Other expense	(11,355)	3,825	(15,180)		(7,605)	3,825	(11,430)
Interest expense	11,994	3,884	8,110	#	26,843	8,314	18,529	#
Total other expense	639	7,709	(7,070)	(91.7)%	19,238	12,139	7,099	58.5%
Segment operating income (loss)	175	(17,059)	17,234	#	(21,834)	(29,789)	7,955	(26.7)%
Interest expense	11,994	3,884	8,110	#	26,843	8,314	18,529	#
Depreciation and amortization	3,816	3,141	675	21.5%	10,915	7,137	3,778	52.9%
EBITDA (2)	15,985	(10,034)	26,019	#	15,924	(14,338)	30,262	#
Acquisition-related adjustments	—	4,292	(4,292)		218	9,787	(9,569)
Change in fair value of contingent consideration	(11,355)	3,825	(15,180)		(7,605)	3,825	(11,430)
Share-based compensation	(10)	—	(10)		1,494	—	1,494
Other adjustments	—	(17)	17		43	(34)	77
Adjusted EBITDA (2)	$4,620	$(1,934)	$ 6,554	#	$ 10,074	($ 760)	$ 10,834	#
# - Variance greater than 100% or not meaningful.
(1) The totals reported for the nine months ended September 30, 2021 include results from the date of the Flexiti acquisition, March 10, 2021, through September 30, 2021.
(2) These are non-GAAP metrics. For a description of each non-GAAP addback, see the applicable reconciliations contained under "Consolidated Results of Operations." For a description of each non-GAAP metric, see "Non-GAAP Financial Measures."

Canada POS Lending Segment Results - For the Three Months Ended September 30, 2022 and 2021
For a discussion of revenue, provision for losses and related gross loans receivable, see the "Canada POS Lending Portfolio Performance," above for the three months ended September 30, 2022.

Canada POS Lending operating expenses were $13.5 million for the three months ended September 30, 2022, an increase of $1.0 million, or 8%, ( $1.5 million, or 12.0%, on a constant currency basis), compared to the prior-year period, primarily due to cost increases to support higher loan volume year over year.

Interest expense for the three months ended September 30, 2022 was $12.0 million compared to $3.8 million for the three months ended September 30, 2021, due to an increase in benchmark rates on variable rate debt and increased non-recourse ABL borrowing to support organic loan growth.

Canada POS Lending Segment Results - For the Nine Months Ended September 30, 2022 and 2021

A comparison of the year-over-year results for the nine months ended September 30, 2022 compared to September 30, 2021 are not meaningful as we acquired Flexiti on March 10, 2021.

Supplemental Non-GAAP Financial Information

Non-GAAP Financial Measures

In addition to the financial information prepared in conformity with U.S. GAAP, we provide certain “non-GAAP financial measures,” including:

•Adjusted Net Income ("ANI") and Adjusted Earnings Per Share, or the Adjusted Earnings Measures (net income plus or minus certain legal and other costs, income or loss from equity method investment, goodwill and intangible asset impairments, transaction-related costs, restructuring costs, loss on extinguishment of debt, adjustments related to acquisition accounting, share-based compensation, intangible asset amortization, gain on sale of business, changes in fair value of contingent consideration, certain tax adjustments and cumulative tax effect of applicable adjustments, on a total and per share basis);
•EBITDA (earnings before interest, income taxes, depreciation and amortization);
•Adjusted EBITDA (EBITDA plus or minus certain non-cash and other adjusting items); and
•Gross Combined Loans Receivable (includes loans originated by third-party lenders through CSO programs which are not included in the Consolidated Financial Statements). As a result of the sale of the Legacy U.S. Direct Lending business, we no longer guarantee loans originated by third-party lenders through CSO programs.

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

In addition to reporting loans receivable information in accordance with U.S. GAAP, we provide Gross Combined Loans Receivable consisting of owned loans receivable plus loans originated by third-party lenders through the CSO programs, which we guarantee but do not include in the Condensed Consolidated Financial Statements. Management believes this analysis provides investors with important information needed to evaluate overall lending performance. All balances in connection with the CSO programs were disposed of on July 8, 2022 with the completion of the divestiture of the Legacy U.S. Direct Lending business.

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

As noted above, Gross Combined Loans Receivable includes loans originated by third-party lenders through CSO programs which are not included in the consolidated financial statements but from which we earn revenue and for which we provide a guarantee to the lender. All balances in connection with the CSO programs were disposed of on July 8, 2022 with the completion of the divestiture of the Legacy U.S. Direct Lending business. Management believes this analysis provides investors with important information needed to evaluate overall lending performance.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Net income (loss)	$25,653	$(42,039)	$67,692	#	$ 909	$ 88,213	($ 87,304)	(99.0)%
Adjustments:
Restructuring costs (1)	739	5,651			2,954	11,414
Legal and other costs (2)	46	370			1,083	370
Loss (income) from equity method investment (3)	2,309	1,582			2,053	(676)
Gain from equity method investment (11)	—	—			—	(135,387)
Transaction costs (4)	10,063	141			10,063	6,482
Acquisition-related adjustments (5)	(2,883)	4,292			709	9,787
Change in fair value of contingent consideration (6)	(11,355)	3,825			(7,605)	3,825
Loss on extinguishment of debt (12)	3,702	42,262			3,702	42,262
Share-based compensation (7)	1,448	3,998			9,958	10,148
Intangible asset amortization (8)	3,151	1,774			9,652	4,471
Gain on sale of business (13)	(68,443)	—			(68,443)	—
Cumulative tax effect of adjustments (9)	23,677	(15,411)			18,061	13,058
Adjusted net (loss) income	$(11,893)	$6,445	$(18,338)	#	$(16,904)	$ 53,967	$(70,871)	#

Net income (loss)	$ 25,653	($ 42,039)			$ 909	$ 88,213
Diluted weighted average shares outstanding	40,835	41,220			40,754	43,422
Adjusted diluted average shares outstanding	40,835	43,285			40,754	43,422
Diluted earnings (loss) per share	$0.63	$(1.02)	$1.65	#	$0.02	$2.03	$(2.01)	#
Per share impact of adjustments to net (loss) income	(0.92)	1.17			(0.43)	(0.79)
Adjusted diluted (loss) earnings per share	$(0.29)	$0.15	$(0.44)	(293.3)%	($ 0.41)	$ 1.24	$(1.65)	(133.1)%
Note: Footnotes follow Reconciliation of Net income table on the next page

Reconciliation of Net Income to EBITDA and Adjusted EBITDA, non-GAAP measures (in thousands, except per share data, unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Net income (loss)	$25,653	$(42,039)	$67,692	#	$ 909	$ 88,213	$(87,304)	(99.0)%
Provision (benefit) for income taxes	17,348	(13,375)	30,723	#	11,464	29,241	(17,777)	(60.8)%
Interest expense	50,149	25,805	24,344	94.3%	130,683	68,784	61,899	90.0%
Depreciation and amortization	9,499	7,285	2,214	30.4%	27,985	19,685	8,300	42.2%
EBITDA	102,649	(22,324)	124,973	#	171,041	205,923	(34,882)	(16.9)%
Restructuring costs (1)	739	5,651			2,954	11,414
Legal and other costs (2)	46	370			1,083	370
Loss (income) from equity method investment (3)	2,309	1,582			2,053	(676)
Gain from equity method investment (11)	—	—			—	(135,387)
Transaction costs (4)	10,063	141			10,063	6,482
Acquisition-related adjustments (5)	(2,883)	4,292			709	9,787
Change in fair value of contingent consideration (6)	(11,355)	3,825			(7,605)	3,825
Loss on extinguishment of debt (12)	3,702	40,206			3,702	40,206
Gain on sale of business (13)	(68,443)	—			(68,443)	—
Share-based compensation (7)	1,448	3,998			9,958	10,148
Other adjustments (10)	—	(118)			(581)	(392)
Adjusted EBITDA	$38,275	$37,623	$652	1.7%	$ 124,934	$ 151,700	$(26,766)	(17.6)%
Adjusted EBITDA Margin	17.9%	18.0%			15.4%	25.6%
# - Change greater than 100% or not meaningful

(1)	Restructuring costs for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, respectively, resulted from U.S. store closures and related costs and certain severance payments to eliminate duplicate roles.
(2)	Legal and other costs for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, respectively, primarily related to settlement costs related to certain legal matters.
(3)	The amount reported is our share of Katapult's U.S. GAAP net income or loss, recognized on a one quarter lag.
(4)	Transaction costs for the three and nine months ended September 30, 2022 relate to, the sale of the Legacy U.S. Direct Lending business, and the acquisition of First Heritage, both of which closed in July 2022.

(5)	During the three months and nine months ended September 30, 2022, acquisition-related adjustments related to the acquired Heights Finance and First Heritage loan portfolios.

During the three months and nine months ended September 30, 2021, acquisition-related adjustments related to the acquired Flexiti loan portfolio.
(6)	In connection with our acquisition of Flexiti, we recorded a $11.4 million and $7.61 million adjustment related to the fair value of the contingent consideration for the three and nine months ended September 30, 2022, respectively. We recorded a $3.8 million and $3.8 million adjustment related to the fair value of the contingent consideration for the three and nine months ended September 30, 2021, respectively.
(7)	The estimated fair value of share-based awards was recognized as non-cash compensation expense on a straight-line basis over the vesting period.
(8)	Intangible asset amortization in determining ANI for the three and nine months ended September 30, 2022 primarily included amortization of identifiable intangible assets established in connection with the acquisitions of Flexiti, Heights Finance and First Heritage.
(9)	Cumulative tax effect of adjustments included in Reconciliation of Net income to Adjusted Net Income table is calculated using the estimated incremental tax rate by country.
(10)	During the three and nine months ended 2021 and during the nine months ended 2022, other adjustments primarily reflect the intercompany foreign-currency exchange impact.
(11)	Gain on investment in Katapult of $135.4 million recorded during the three and nine months ended September 30, 2021 as a result of its reverse merger with FinServ.
(12)	On July 30, 2021, we entered into new 7.50% Senior Secured Notes due 2028, which were used on August 12, 2021 to extinguish the 8.25% Senior Secured Notes due 2025. During the three and nine months ended September 30, 2021, $40.2 million from the loss on the extinguishment of debt was due to the early redemption of the 8.25% Senior Secured Notes due 2025. An additional $2.1 million of interest was incurred for the three and nine months ended September 30, 2021, which represents interest on the 8.25% Senior Secured Notes due 2025 for the period between July 30, 2021 and August 12, 2021. This is the period during which the 8.25% Senior Secured Notes and 7.50% Senior Secured Notes were outstanding.

During the three and nine months ended September 30, 2022, $3.1 million of the loss on extinguishment of debt was due to the early extinguishment of the U.S. SPV on July 8, 2022 upon the completion of the divestiture of our Legacy U.S.Direct Lending business to Community Choice Financial, and $0.6 million was due to the extinguishment of the Heights Finance SPV on July 15, 2022.
(13)	On July 8, 2022, the Company completed the divestiture of its Legacy U.S. Direct Lending business to Community Choice Financial, resulting in a gain of $68.4 million recorded to "Gain on sale of business" in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. In the three months ended September 30, 2022 and 2021, 49.8% and 37.1%, respectively, of our revenues were originated in Canadian Dollars. For the nine months ended September 30, 2022 and 2021, 36.7% and 34.8%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates for the Canadian Dollar.

Income Statement

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7661	0.7941	(0.0280)	(3.5)%	0.7831	$0.7993	($0.0162)	(2.0)%

Balance Sheet - Exchange Rate as of September 30, 2022 and December 31, 2021

	September 30,	December 31,	Change
	2022	2021	$	%
Exchange Rate for the Canadian Dollar	0.7273	0.7846	(0.0573)	(7.3)%

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

We calculated the revenues and gross margin below for our Canada segments during the three and nine months ended September 30, 2022 using the actual average exchange rate during the three and nine months ended September 30, 2021 (in thousands, unaudited).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Canada Direct Lending – constant currency basis:
Revenues	$81,861	66,190	$15,671	23.7%	$231,862	186,510	$45,352	24.3%
Net revenue	47,653	52,187	(4,534)	(8.7)%	148,612	154,717	(6,105)	(3.9)%
Segment operating income	12,448	23,744	(11,296)	(47.6)%	46,549	71,334	(24,785)	(34.7)%
Canada POS Lending – constant currency basis(1):
Revenues	$28,743	11,416	$17,327	151.8%	$73,133	20,054	$53,079	264.7%
Net revenue	14,825	3,131	11,694	373.5%	44,227	7,927	36,300	457.9%
Segment operating income (loss)	405	(17,059)	17,464	(102.4)%	(21,967)	(29,789)	7,822	(26.3)%
(1) The totals reported for the nine months ended September 30, 2021 include results from the date of acquisition, March 10, 2021, through September 30, 2021.

We calculated gross loans receivable for our Canada segments below as of September 30, 2022 using the actual exchange rate as of December 31, 2021 (in thousands, unaudited).

	September 30,	December 31,	Change
	2022	2021	$	%
Canada Direct Lending – constant currency basis:
Gross loans receivable	$501,969	$427,197	$74,772	17.5%
Canada POS Lending – constant currency basis:
Gross loans receivable	$745,056	$459,176	$285,880	62.3%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are (i) cash provided by operations,and (ii) our revolving credit facilities and our non-recourse funding facilities, as further described in Note 5, "Debt" of the Notes to the Consolidated Financial Statements. Historically, we also used funds from third-party lenders under our CSO programs. As a result of the sale of the Legacy U.S. Direct Lending business on July 8, 2022, we no longer guarantee loans originated by third-party lenders through CSO programs.

As of September 30, 2022, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements. We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our growth strategy in both the U.S. and Canada, and meet our debt obligations. We may also use cash for potential strategic investments in and acquisitions of other companies that help us extend our reach and product portfolio. Additionally, we may use cash to fund a return on capital for our stockholders through share repurchase programs, or in the form of dividends. Our Board of Directors authorized a $25.0 million share repurchase program in February 2022, under which no shares have been repurchased to date. Refer to Note 15, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program.

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

We may also sell or securitize our assets, draw on our available revolving credit facilities or lines of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "—Cash Flows" below and other factors resulted in our available cash on hand of $45.7 million as of September 30, 2022. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

Our recent acquisitions of First Heritage and Heights Finance have increased our product offerings to include customers in the near-prime and prime space. The acquisition of First Heritage and Heights Finance accelerates our strategic transition in the U.S. toward longer term, higher balance and lower rate credit products and provides us with access to a larger addressable market while mitigating regulatory risk. These initiatives to expand our product offerings and grow the U.S. and Canada businesses could materially impact our future cash flows. For further information regarding the acquisitions, refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations," Note 13, "Goodwill," and Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements.

We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Balance as of September 30, 2022 (in USD)
7.50% Senior Secured Notes (due 2028) (2)	$1.0 billion	7.50%	August 1, 2028	$982,331
Heights SPV	$425.0 million	1-Mo SOFR + 4.25%	July 15, 2024	388,013
First Heritage SPV	$225.0 million	1-Mo SOFR + 4.25%	July 13, 2024	178,403
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	256,200
Flexiti SPV(1)	C$535.0 million	Weighted average interest rate (3) 8.07%	September 29, 2025	264,333
Flexiti Securitization(1)	C$526.5 million	1-Mo CDOR + 3.59%	December 9, 2025	380,036
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of September 30, 2022 are denominated in U.S. dollars.
(2) On July 30, 2021, we closed our $750 million aggregate principal amount of new 7.50% Senior Secured Notes, which was used to redeem our $690.0 million 8.25% Senior Secured Notes due 2025. On December 27, 2021, we issued an additional $250.0 million of our 7.50% Senior Secured Notes for a total capacity of $1.0 billion.

(3) The weighted average interest rate does not include the impact of the amortization of deferred loan origination costs or debt discounts.

Refer to Note 5, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by continuing operating activities	$295,731	$220,710
Net cash used in investing activities	(629,292)	(283,396)
Net cash provided by financing activities	367,650	66,707

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $295.7 million, attributable to net income of $0.9 million, the effect of non-cash reconciling items of $254.0 million, and changes in our operating assets and liabilities of $40.8 million. Our non-cash reconciling items of $254.0 million primarily included $305.5 million of provision for losses and $28.0 million of depreciation and amortization, offset by the gain on the disposal of our Legacy U.S. Direct Lending business of $68.4 million . Our changes in operating assets and liabilities of $40.8 million were primarily related to $54.3 million of lower accounts payable and accrued liabilities as a result of timing on the settlement of certain accruals and (ii) $17.8 million of lower accrued interest, partially offset by $86.9 million of lower accrued interest on our gross loans receivable and $17.6 million of higher income taxes receivable.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $629.3 million, primarily due to net origination of loans of $752.0 million. In addition, we used cash to purchase $35.3 million of property, equipment and software, an increase from the prior year due to the acquisitions of Flexiti, Heights Finance and First Heritage.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $367.7 million primarily due to $407.6 million of net proceeds from our non-recourse debt facilities partially offset by (i) $13.5 million of share repurchases in the first quarter of 2022 and (ii) $13.7 million of cash dividends.

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

For the three months ended September 30, 2022, we reviewed goodwill for triggering events that would indicate a need for an interim quantitative or qualitative assessment of goodwill impairment. As a result of the review, no additional assessment was deemed necessary, and thus there was no goodwill impairment for any reporting unit.

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

The following table summarizes the segment allocation of recorded goodwill on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2022:

(in thousands)	September 30, 2022	Percent of Total	December 31, 2021	Percent of Total
U.S. (1)	$359,392	84.7%	$359,779	83.7%
Canada Direct Lending	27,906	6.6%	30,105	7.0%
Canada POS Lending	36,994	8.7%	39,908	9.3%
Total Goodwill	$424,292		$429,792
(1) Changes in Goodwill between December 31, 2021 and September 30, 2022 are primarily due to the acquisition of First Heritage, offset by the sale of the Legacy U.S. Direct Lending business, refer to FN 14 "Acquisitions and Divestitures".

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

CFPB and Consumer Data Privacy

The CFPB continues to focus on protecting consumer information. On July 7, 2022, the CFPB issued an advisory opinion stating that users of credit reports have an obligation to protect the public’s data privacy and reminding users of the criminal liability provisions of the Fair Credit Reporting Act (“FCRA”). Further, on August 11, 2022, the CFPB issued Circular 2022-04 which states that financial companies may violate Federal consumer financial protection laws if they fail to safeguard customer data.

2017 and 2020 Final CFPB Rules Update

On October 19, 2022, the Fifth Circuit U.S. Court of Appeals handed down a decision invalidating the balance of the 2017 and 2020 Final CFPB Rule on the basis that the CFPB’s funding mechanism is unconstitutional. Specifically, the Fifth Circuit ruled that the CFPB’s funding structure violates the Constitution because the CFPB does not receive its funding from annual congressional appropriations, but instead receives funding directly from the Federal Reserve based on a request from the CFPB’s director. Thus, while Congress properly authorized the CFPB to promulgate the 2017 and 2020 Final Rule, the CFPB itself did not have the ability to exercise that power via constitutionally appropriated funds. Following this logic, the Fifth Circuit ruled that the appropriate remedy for the resulting harm due to this improper use of unappropriated funds in conducting the rulemaking associated with the 2017 and 2020 Final CFPB Rule was to nullify the CFPB’s action. We anticipate the CFPB will appeal this decision to either an en banc Fifth Circuit or the Supreme Court.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2022, the Company has excluded the operations of Heights Finance and First Heritage as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The Heights Finance acquisition was completed on December 27, 2021. As of September 30, 2022, Heights Finance's assets represented approximately 30.0% of the Company’s consolidated assets and for the three and nine months ended September 30, 2022, its revenues represented approximately 31.2% and 25.6% respectively of the Company’s consolidated revenues. The First Heritage acquisition was completed on July 13, 2022. As of September 30, 2022, First Heritage's assets represented approximately 11.8% of the Company’s consolidated assets and for the three and nine months ended September 30, 2022, its revenues represented approximately 11.9% and 3.2% respectively of the Company’s consolidated revenues.

See Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Heights Finance and First Heritage and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2022.

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

Internal Control over Financial Reporting

The Company is working to integrate Heights Finance and First Heritage into its overall internal control over financial reporting processes. Additionally, on March 10, 2021, the Company acquired Flexiti. See Note 14,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details. The Company continued the process of refining financial reporting controls on the operations associated with Flexiti as of September 30, 2022. Except for changes made in connection with the integration of Heights Finance and First Heritage, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

In May 2021, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $50.0 million of our common stock. The program commenced in June 2021 and was completed in February 2022. In February 2022, our Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. There were no repurchases under this program as of September 30, 2022.

The following table provides information with respect to repurchases we made of our common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
July 2022	11,586	$6.21	—	$—
August 2022	2,774	$7.92	—	—
September 2022	213	$5.84	—	—
Total	14,573	$10.54	—	$—
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
10.1
Fifth Amended and Restated Credit Agreement dated as of September 29, 2022 among Flexiti Financing SPE Corp., as Borrower; Flexiti Financial Inc., as Seller and Servicer; Various Lenders; Credit Suisse AG, New York Branch, as Facility Agent; TSX Trust Company, as Collateral Agent and Verification Agent; and Credit Suisse AG, New York Branch, as Syndication Agent, Documentation Agent and Lead Arranger
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
		Filed herewith
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on May 3, 2022, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2022                CURO Group Holdings Corp.

By:	/s/ Roger Dean
Roger Dean
Executive Vice President and Chief Financial Officer