Form 10-Q
period 2023-03-31
CURO Group Holdings Corp.
filed 2023-05-10
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 5, 2023 there were 40,975,253 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q
FIRST QUARTER ENDED MARCH 31, 2023

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
ABL	Asset-Backed Lending
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
Canada SPV	A four-year revolving credit facility with capacity up to C$400.0 million
CECL	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected rather than incurred losses, with an anticipated result of more timely loss recognition. This guidance is effective for us on January 1, 2023.
CDOR	Canadian Dollar Offered Rate
CODM	Chief Operating Decision Maker
CSO	Credit services organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Heritage	First Heritage Credit, LLC, a wholly-owned U.S. subsidiary of the Company, which we acquired in July 2022
First Heritage SPV	A revolving credit facility, entered into concurrent with the acquisition of First Heritage, with capacity up to $225.0 million
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti Securitization	A non-recourse revolving credit facility, entered into on December 9, 2021, with capacity up to C$526.5 million
Flexiti SPV	A revolving credit facility, entered into concurrent with the acquisition of Flexiti, with capacity up to C$535.0 million
Form 10-Q	This report on Form 10-Q for the quarter ended March 31, 2023
Heights	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired in December 2021
Heights Finance SPV	A non-recourse revolving credit facility, entered into concurrent with the acquisition of Heights Finance, with capacity up to $350.0 million. This facility was extinguished on July 15, 2022 when we entered into a new non-recourse revolving warehouse facility, see "Heights SPV."
Heights SPV	A revolving credit facility, entered into to replace the incumbent lender's facility and finance future loans originated by Heights, with capacity up to $425.0 million
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
Legacy U.S. Direct Lending Business	The Legacy U.S. Direct Lending Business historically operated under the Speedy Cash, Rapid Cash and Avio Credit brands. We sold the Legacy U.S. Direct Lending Business to Community Choice Financial on July 8, 2022.
NCO	Net charge-off; which equals total charge-offs less total recoveries
POS	Point-of-sale
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission

Term or abbreviation	Definition
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $40.0 million
SOFR	Secured Overnight Financing Rate
SPV	Special Purpose Vehicle
SRC	Smaller Reporting Company as defined by the SEC
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023 (unaudited)	December 31, 2022

ASSETS
Cash and cash equivalents	$54,935	$73,932
Restricted cash (includes restricted cash of consolidated VIEs of $92,185 and $52,277 as of March 31, 2023 and December 31, 2022, respectively)	123,282	91,745
Gross loans receivable (includes loans of consolidated VIEs of $1,890,438 and $1,964,275 as of March 31, 2023 and December 31, 2022, respectively)	2,062,829	2,087,833
Less: Allowance for credit losses (includes allowance for credit losses of consolidated VIEs of $227,642 and $108,451 as of March 31, 2023 and December 31, 2022, respectively)	(259,959)	(122,028)
Loans receivable, net	1,802,870	1,965,805
Income taxes receivable	20,100	21,918
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $9,388 and $12,908 as of March 31, 2023 and December 31, 2022, respectively)	47,295	53,057
Property and equipment, net	29,867	31,957
Investment in Katapult	20,502	23,915
Right of use asset - operating leases	54,597	61,197
Deferred tax assets	53,474	49,893
Goodwill	276,487	276,269
Intangibles, net	127,387	123,677
Other assets	10,991	15,828
Total Assets	$2,621,787	$2,789,193
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $15,785 and $13,571 as of March 31, 2023 and December 31, 2022, respectively)	$85,875	$73,827
Deferred revenue	33,227	32,259
Lease liability - operating leases	55,468	62,847
Contingent consideration related to acquisition	18,128	16,884
Accrued interest (includes accrued interest of consolidated VIEs of $7,428 and $7,023 as of March 31, 2023 and December 31, 2022, respectively)	20,090	38,460
Debt (includes debt and issuance costs of consolidated VIEs of $1,624,804 and $1,609,427 as of March 31, 2023 and $21,094 and $20,047 as of December 31, 2022, respectively)	2,627,263	2,607,314
Other long-term liabilities	10,552	11,736
Total Liabilities	2,850,603	2,843,327
Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,658,160 and 50,216,165 shares issued; and 40,960,047 and 40,518,052 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 and 9,698,113 shares at the respective period ends	(136,832)	(136,832)
Paid-in capital	125,337	124,483
(Accumulated deficit)/retained earnings	(168,548)	4,268
Accumulated other comprehensive loss	(48,796)	(46,076)
Total Stockholders' (Deficit) Equity	(228,816)	(54,134)
Total Liabilities and Stockholders' (Deficit) Equity	$2,621,787	$2,789,193
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Interest and fees revenue	$179,437	$264,956
Insurance and other income	30,036	25,240
Total revenue	209,473	290,196
Provision for losses	62,932	97,531
Net revenue	146,541	192,665
Operating Expenses
Salaries and benefits	64,805	79,729
Occupancy	11,672	17,037
Advertising	2,175	10,500
Direct operations	13,092	20,274
Depreciation and amortization	9,021	9,814
Other operating expense	17,433	16,377
Total operating expenses	118,198	153,731
Other expense (income)
Interest expense	58,943	38,341
Loss (income) from equity method investment	3,413	(1,584)
Loss (gain) on change in fair value of contingent consideration	2,728	(265)
Gain on sale of business	2,027	—
Total other expense	67,111	36,492
(Loss) income before income taxes	(38,768)	2,442
Provision for income taxes	20,703	1,106
Net (loss) income	$(59,471)	$1,336

(Loss) earnings per share:
Basic (loss) earnings per share	$(1.46)	$0.03
Diluted (loss) earnings per share	$(1.46)	$0.03

Weighted average common shares outstanding:
Basic	40,783	40,368
Diluted	40,783	41,308

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(59,471)	$1,336
Other comprehensive (loss) income, net of tax:
Change in derivative instruments designated as cash flow hedges, net of tax	(2,750)	—
Foreign currency translation adjustment, net of tax	30	6,633
Other comprehensive (loss) income, net of tax	(2,720)	6,633
Comprehensive (loss) income	$(62,191)	$7,969

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balances at December 31, 2022	40,518,052	$23	$(136,832)	$124,483	$4,268	$(46,076)	$(54,134)
Cumulative effect of Adoption of ASU 2016-13, net of tax					(113,019)		(113,019)
Net loss	—	—	—	—	(59,471)		(59,471)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,720)	(2,720)
Dividends					(326)		(326)
Share-based compensation expense	—	—		1,636	—	—	1,636
Net settlement of share-based awards	441,995	—		(782)	—	—	(782)
Balances at March 31, 2023	40,960,047	$23	$(136,832)	$125,337	$(168,548)	$(48,796)	$(228,816)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Other comprehensive income, net of tax	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787

See the accompanying Notes to unaudited Condensed Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(59,471)	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,021	9,814
Provision for losses	62,932	97,531
Amortization of debt issuance costs and bond discount	3,730	2,241
Deferred income tax benefit	19,681	(4,326)
Loss on disposal of property and equipment	(21)	38
Loss from equity method investment	3,413	(1,584)
Change in fair value of contingent consideration	2,728	(265)
Share-based compensation	1,636	4,093
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(37,415)	28,491
Prepaid expenses and other assets	3,517	2,177
Accounts payable and accrued liabilities	4,664	(41,555)
Deferred revenue	968	2,285
Income taxes payable	—	(684)
Income taxes receivable	1,818	3,114
Accrued interest	(18,370)	(18,511)
Other long-term liabilities	(2,974)	(462)
Net cash (used in) provided by operating activities	(4,143)	83,733
Cash flows from investing activities
Purchase of property, equipment and software	(10,027)	(11,375)
Loans receivable originated or acquired	(401,763)	(541,674)
Loans receivable repaid	420,823	365,379
Divestiture of Legacy U.S. Direct Lending Business, net of cash provided	(2,027)	—
Net cash provided by (used in) investing activities	7,006	(187,670)
Cash flows from financing activities
Proceeds from SPV and SPE facilities	68,576	190,922
Payments on SPV and SPE facilities	(56,140)	(79,718)
Debt issuance costs paid	(2,237)	(276)
Proceeds from credit facilities	—	87,560
Payments on credit facilities	—	(67,560)
Payments to net share settle equity awards	(782)	(2,284)
Repurchase of common stock	—	(13,531)
Dividends paid to stockholders	(326)	(4,791)
Net cash provided by financing activities	9,091	110,322
Effect of exchange rate changes on cash, cash equivalents and restricted cash	586	1,867
Net increase in cash, cash equivalents and restricted cash	12,540	8,252
Cash, cash equivalents and restricted cash at beginning of period	165,677	162,075
Cash, cash equivalents and restricted cash at end of period	$178,217	$170,327

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$54,935	$60,209
Restricted cash (includes restricted cash of consolidated VIEs of $92,185 and $64,141 as of March 31, 2023 and March 31, 2022, respectively)	123,282	110,118
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$178,217	$170,327
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

The Company is a tech-enabled, omni-channel consumer credit lender serving U.S. and Canadian customers for over 25 years. Our roots in the consumer finance market run deep. We have worked diligently to provide customers a variety of convenient, easily accessible financial services. Our decades of alternative data power a hard-to-replicate underwriting and scoring engine, mitigating risk across the full spectrum of credit products.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP and the accounting policies described in its 2022 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2023.

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of June 30th. The Company met the definition of an SRC as of June 30, 2022 and will evaluate its status as of June 30, 2023.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.

Revised Revenue Presentation

Beginning January 1, 2023, the Company began reporting "Insurance and other income" in place of the previously reported "Insurance premiums and commissions" and "Other revenue" line items in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.

Beginning September 30, 2022, the Company began reporting "Loss (gain) on change in fair value of contingent consideration" separately on the unaudited Condensed Consolidated Statements of Operations compared to historical presentation within Other operating expense. Prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including Heights, which we acquired on December 27, 2021, and First Heritage, which we acquired on July 13, 2022. Refer to Note 13, "Acquisitions and Divestiture" for further disclosures related to these acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ACL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, estimated tax liabilities and the accounting for the First Heritage, Heights and Flexiti acquisitions. Actual results may differ from those estimates.

Allowance for Credit Losses

The FASB issued an accounting update in June 2016 to change the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
effective January 1, 2023. The initial impact of adoption was a $100.0 million increase to accumulated deficit ($135.2 million increase to the allowance for credit losses, net of $35.2 million in taxes). For the three months ended March 31, 2023, we concluded to record a valuation allowance against the U.S. DTAs. See Note 8 - Income Taxes for further information. As a result, the company decreased the tax impact to Accumulated deficit by $13.0 million as a result of the valuation allowance. As of January 1, 2023, the impact of CECL at adoption was recorded as a $113.0 million increase to Accumulated deficit ($135.2 million increase to the allowance for credit losses, net of $22.2 million in taxes). The ACL on gross loans receivables reduces the outstanding gross loans receivables balance in the unaudited Condensed Consolidated Balance Sheets. After adoption, all changes in the ACL, net of charge-offs and recoveries, are recorded as “Provision for losses” in the unaudited Condensed Consolidated Statements of Operations.

The ACL is based on an analysis of historical loss, charge-off rates and recoveries. The Company also considers delinquency trends, impact of new loan products, changes to underwriting criteria or lending policies, changes in jurisdictional regulations or laws, recent credit trends and reasonable and supportable economic forecasts, which cover the life of the loan. The Company will also adjust for quantitative and qualitative factors that are not fully reflected in the historical data. If a loan is deemed to be uncollectible before it is fully reserved based on received information (e.g., receipt of customer bankruptcy notice or death), the Company charges off the loan at that time. The Company charges credit losses, including accrued interest, against the allowance when the account reaches 180 days contractually delinquent, subject to certain exceptions. Any recoveries on loans previously charged to the ACL are credited to the ACL when collected.

The Company selected a static pool Probability of Default (“PD”) / Loss Given Default (“LGD”) / Exposure at Default ("EAD") model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD, LGD and EAD. Historical static pools of net loans receivables are tracked over the term of the pools to identify the probability of loss (PD) and the average size of losses, net of recoveries (LGD and EAD).

As loans receivable are originated, provisions for credit losses are recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the contractual term of the loan receivables. Subsequent changes to the contractual terms resulting from re-underwriting are not included in the loan receivable’s expected life. The Company uses its historical loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the Company’s ACL model. The Company reviews macroeconomic forecasts to use in its ACL. The projected change in creditworthiness is modeled using Congressional Budget Office data such as unemployment rate and personal income. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations.

Canada Loss Recognition
Effective January 1, 2023, the Company modified the timeframe over which it charges-off loans within the Direct Lending brands in Canada and made related refinements to its loss provisioning methodology. Prior to January 1, 2023, the Company deemed the Direct Lending brands in Canada uncollectible and charged-off on day 91 past-due. As part of our policy alignment within the Direct Lending operating segment, the Company revised its estimates and now considers a loan issued by the Direct Lending brands in Canada loans uncollectible when they have been contractually past-due for more than 180 consecutive days. Consequently, such past-due loans and related accrued interest now remain in loans receivable for 180 days before being charged-off against the ACL. All recoveries on charged-off loans are credited to the ACL when received. The Company evaluates the adequacy of the ACL compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate and applied prospectively effective January 1, 2023.

The change affects comparability to prior periods as follows:
•Gross loans receivable: balances as of March 31, 2023 include $19.7 million of the Direct Lending brands in Canada loans that are between 91 and 180 days past-due with related accrued interest, while such balances for prior periods do not include any loans that are between 91 and 180 days past-due.
•Revenues: for the three month period ended March 31, 2023, revenues include accrued interest on the Direct Lending brands in Canada loans between 91 and 180 days past-due of $2.2 million, while revenues in prior periods do not include any loans that are between 91 and 180 days past-due.
•Provision for Losses: effective January 1, 2023, past-due, unpaid balances plus related accrued interest on the Direct Lending brands in Canada loans charge off on day 181. Provision expense is affected by NCOs plus changes to the required ACL. Because NCOs now include unpaid principal and up to 180 days of related accrued interest, as compared to prior periods, NCO amounts and rates are higher and the required ACL as a percentage of gross loans receivable is

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
higher. The Company recognized $18.2 million in charge offs related to the Direct Lending brands in Canada loans and, absent the policy change, would have recognized $27.9 million in charge offs on those loans.

Recently Issued Accounting Pronouncements Recently Adopted
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

As a result of the adoption of CECL on January 1, 2023, through a modified-retrospective approach, the Company recorded an increase to the ACL of $135.2 million and a corresponding one-time, cumulative reduction to retained earnings of $113.0 million (net of $22.2 million in taxes) in the unaudited Condensed Consolidated Balance Sheet as of January 1, 2023. The Company’s ACL increased from 5.8% to 12.6% as a percentage of the amortized cost basis on January 1, 2023.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a customer results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a customer experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. This ASU became effective for us on January 1, 2023. We adopted this guidance in the first quarter of 2023 using the modified retrospective method. Adoption of this standard did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

As result of the adoption of ASU 2016-13, several of our significant accounting policies have changed to reflect the requirements of the new standard. See above for these updated significant accounting policies as of January 1, 2023.

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. This ASU became effective for us on January 1, 2023. The adoption of ASU 2021-08 at January 1, 2023 did not have a material effect on the Company's Condensed Consolidated Financial Statements.

NOTE 2 – LOANS RECEIVABLE AND REVENUE

Effective with the sale of the Legacy U.S. Direct Lending Business on July 8, 2022, the Company does not guarantee loans originated by third-party lenders through CSO programs. The Company presents these loans in the below tables, based on historical practice and for comparability purposes.

The following table summarizes revenue by product (in thousands):

	Three Months Ended March 31,
	2023	2022
Revolving LOC	$84,225	$91,023
Installment	95,212	173,933
Total interest and fees revenue	179,437	264,956
Insurance and other income	30,036	25,240
Total revenue	$209,473	$290,196

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2023
	Revolving LOC	Installment	Total
Current loans receivable	$1,198,115	$631,661	$1,829,776
1-30 days past-due	44,835	55,119	99,954
Delinquent:
31-60 days past-due	22,039	15,098	37,137
61-90 days past-due	17,439	12,658	30,097
91 + days past-due	32,268	33,597	65,865
Total delinquent loans receivable	71,746	61,353	133,099
Total loans receivable	1,314,696	748,133	2,062,829
Less: allowance for credit losses	(175,101)	(84,858)	(259,959)
Loans receivable, net	$1,139,595	$663,275	$1,802,870

	December 31, 2022
	Revolving LOC	Installment	Total
Current loans receivable	$1,194,554	$649,262	$1,843,816
1-30 days past-due	46,956	76,709	123,665
Delinquent:
31-60 days past-due	17,677	21,480	39,157
61-90 days past-due	12,190	14,143	26,333
91 + days past-due	13,138	41,724	54,862
Delinquent loans receivable	43,005	77,347	120,352
Total loans receivable	1,284,515	803,318	2,087,833
Less: allowance for credit losses	(78,815)	(43,213)	(122,028)
Loans receivable, net	$1,205,700	$760,105	$1,965,805

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize activity in the ACL and the liability for losses in total (in thousands) for the three months ended March 31, 2023, including the impact of the adoption of ASU 2016-13 as discussed in Note 1: Summary of Significant Accounting Policies and Nature of Operations:

	Three Months Ended March 31, 2023
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period, prior to adoption of ASU 2016-13	$78,815	$43,213	$—	$122,028
Impact of adoption of ASU 2016-13	83,646	51,566	—	135,212
Balance, January 1, 2023	162,461	94,779	—	257,240
Charge-offs	(24,272)	(51,520)	(2,000)	(77,792)
Recoveries	6,319	10,442	315	17,076
Net charge-offs	(17,953)	(41,078)	(1,685)	(60,716)
Provision for losses	30,107	31,140	1,685	62,932
Effect of foreign currency translation	486	17	—	503
Balance, end of period	$175,101	$84,858	$—	$259,959

The following table presents an analysis of the activity in the ACL and the liability for losses on CSO lender-owned consumer loans in total (in thousands) for the three months ended March 31, 2022, prior to the adoption of ASU 2016-13, as defined by the accounting guidance in effect at that time:

	Three Months Ended March 31, 2022
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$68,140	$19,420	$—	$87,560
Charge-offs	(42,387)	(59,209)	(1,813)	(103,409)
Recoveries	8,015	30,913	553	39,481
Net charge-offs	(34,372)	(28,296)	(1,260)	(63,928)
Provision for losses	37,447	35,685	2,650	75,782
Effect of foreign currency translation	110	34	—	144
Balance, end of period	$71,325	$26,843	$1,390	$99,558

Liability for losses on CSO lender-owned consumer loans:
Balance, beginning of period	$—	$6,908	$—	$6,908
Decrease in liability	—	258	—	258
Balance, end of period	$—	$7,166	$—	$7,166

Credit Quality Indicators for Revolving LOC and Installment Loans

The credit quality of the Company's gross loans receivable is dependent on the Company's ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio and respond to changing economic conditions. The Company uses loan type and loan delinquency as key data points in determining the ACL. Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become more than 30 days past due. This indicator is important to understand the overall credit performance of the Company's customers and their ability to repay

The tables below presents key credit quality indicators, by origination year for installment loans, as of and for the three months ended March 31, 2023 (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Gross loans receivables by origination year, as of March 31, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past due	Total Delinquent	Total Loans Receivable
Revolving LOC	$1,198,115	$44,835	$22,039	$17,439	$32,268	$71,746	$1,314,696
Installment loans
2023	$188,481	$9,038	$1,772	$95	$—	$1,867	$199,386
2022	360,421	35,165	10,281	10,413	27,968	48,662	444,248
2021	74,221	9,638	2,675	1,983	5,112	9,770	93,629
2020	7,466	1,123	285	150	447	882	9,471
2019	691	130	38	9	53	100	921
Prior	381	25	47	8	17	72	478
Total installment loans	$631,661	$55,119	$15,098	$12,658	$33,597	$61,353	$748,133
Total loans receivables	$1,829,776	$99,954	$37,137	$30,097	$65,865	$133,099	$2,062,829

Activity by origination year, for the three months ended March 31, 2023
	Gross charge offs	Gross recoveries	Net charge-offs
Revolving LOC	$(24,272)	$6,319	$(17,953)
Installment loans
2023	$(7,018)	$3,462	$(3,556)
2022	(33,537)	3,388	(30,149)
2021	(9,812)	1,155	(8,657)
2020	(807)	595	(212)
2019	(78)	561	483
Prior	(268)	1,281	1,013
Total installment loans	$(51,520)	$10,442	$(41,078)
Total loans receivables	$(75,792)	$16,761	$(59,031)

Delinquent and Non-accrual Loans
The accrual of interest revenue on loans receivable is suspended when it has been 90 days since the last payment or due to statutory requirements. If a loan is charged off, the accrued interest is charged against the allowance. The Company inherently considers non-accrual loans in its estimate of the ACL.

The following table provides information on our delinquent and non-accrual loans (in thousands):

	March 31, 2023
	31-60 days past-due	61-90 days past-due	91 + days past-due	Total past due	90 or more days delinquent and accruing	Total non-accruing (1)
Revolving LOC	$22,039	$17,439	$32,268	$71,746	$4,752	$18,344
Installment	15,098	12,658	33,597	$61,353	17,846	32,838
Total delinquent loans	$37,137	$30,097	$65,865	$133,099	$22,598	$51,182
Percentage of total loan receivables	1.8%	1.5%	3.2%	6.5%	1.1%	2.5%
(1) The gross interest income that was recognized related to non-accruing loans was $1.7 million for the three months ended March 31, 2023.

As of December 31, 2022, Revolving LOC and Installment loans classified as non-accrual were $5.3 million and $54.6 million, respectively.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications to Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 as of January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to customers experiencing financial difficulties as of the beginning of 2023. Following the adoption of this guidance, we evaluate all loan receivables modifications according to the accounting guidance to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. The Company offers loan modifications to customers experiencing financial difficulty through forgiveness of unpaid principal and accrued interest balances.

The following table provides information on the financial effect of the loan modifications to customers experiencing financial difficulty in the period during the period presented (in thousands):

	Three Months Ended March 31, 2023
	Amount	% of Loan Receivables
Revolving LOC modifications
Principal / accrued interest forgiven	$547	—%
Installment modifications
Principal / accrued interest forgiven	45	—%
Total modifications	$592	0.1%

Performance of Loans Modified to Customers Experiencing Financial Difficulty

The following table provides information on the performance of loans modified to customers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain outstanding at March 31, 2023 (in thousands):

	Amortized Cost Basis, as of March 31, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past-due	Total delinquent
Revolving LOC	$11,875	$1,476	$848	$922	$1,270	$3,040
Installment	104	55	19	31	$4	$54
Total delinquent modified loans	$11,979	1,531	867	953	$1,274	$3,094
Percentage of total loan receivables	0.6%	0.1%	—%	—%	0.1%	0.1%

Payment Defaults

The following table presents the type, number and amount of loans to customers experiencing financial difficulty that modified their loans between January 1, 2023 and March 31, 2023, and experienced a payment default as evidenced by a charged-off during the period presented (dollars in thousands):

	Three Months Ended March 31, 2023
	Number of Accounts defaulted (charged-off)	Value of accounts defaulted (charged-off)
Revolving LOC	1,780	$54
Installment	155	2
Total defaults	1,935	$56

Troubled Debt Restructurings (Prior to 2023)

Prior to the adoption of ASU 2022-02, the Company considered a modified loan in which a concession had been granted to the customer to be a TDR based generally on the size of the concession compared to the underlying loan balance and credit quality of the customer. Due to differences between the legacy TDR requirements and current loan modification disclosure requirements, information presented in the disclosures below is not directly comparable to the disclosures under the current guidance.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents TDRs that are related to the Company's Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ACL (in thousands) as of March 31, 2022:

March 31, 2022
Current TDR gross receivables	$12,711
Delinquent TDR gross receivables	4,771
Total TDR gross receivables	17,482
Less: Impairment included in the allowance for credit losses	(4,031)
Less: Additional allowance	(1,853)
Outstanding TDR receivables, net of impairment	$11,598

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

Three Months Ended March 31,
2022
Pre-modification TDR loans receivable	$5,271
Post-modification TDR loans receivable	4,791
Total concessions included in gross charge-offs	$480

There were $3.6 million of loans classified as TDRs that were charged off and included as a reduction in the ACL during the three months ended March 31, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

Three Months Ended March 31,
2022
Average outstanding TDR loans receivable	$17,064
Interest income recognized	$4,035
Number of TDR loans	3,424

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – VARIABLE INTEREST ENTITIES

As of March 31, 2023, the Company had five credit facilities, whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 6, "Debt" for additional details on each facility.

The Company has determined that it is the primary beneficiary of the VIEs and is required to consolidate them. The Company includes the assets and liabilities related to the VIEs in the unaudited Condensed Consolidated Financial Statements. The assets of a VIE can be used only to settle liabilities of that VIE. Creditors (or beneficial interest holders) of the VIEs do not have recourse to the Company's general credit.

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Restricted cash	$92,185	$52,277
Loans receivable, net	1,662,796	1,855,824
Prepaid expenses and other	9,388	12,908
Deferred tax assets	31,964	17,027
Total Assets	$1,796,333	$1,938,036
Liabilities
Accounts payable and accrued liabilities	$15,785	$13,571
Deferred revenue	38	31
Accrued interest	7,428	7,023
Income taxes payable	3,292	7,850
Debt	1,603,710	1,589,380
Total Liabilities	$1,630,253	$1,617,855

NOTE 4 – GOODWILL

Goodwill

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2023 was as follows (in thousands):

	Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2022	$276,269	$—	$276,269
Foreign currency translation	218	—	218
Goodwill at March 31, 2023	$276,487	$—	$276,487

The Company tests goodwill at least annually for potential impairment, as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The potential indicators include, among various factors, declining sales, earnings or cash flows, or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2022 Form 10-K for additional information on the Company's policy for assessing goodwill for possible impairment.

During the fourth quarter of 2022, the Company performed a quantitative assessment for each of its reporting units. Management utilized the income and the guideline public company approaches, in equal weightings, in determining a fair value for each of the three reporting units for purposes of testing the goodwill. The income approach estimates fair value using the present value of future cash flows, whereas, the guideline public company approach estimates fair value using the fair value of publicly traded businesses in a similar line of business. As a result, the Company recognized non-cash pre-tax impairment charges of $107.8 million on the Legacy U.S. Direct Lending reporting unit and $37.4 million on the Canada POS Lending reporting unit during the year ended December 31, 2022, to write down the carrying values of goodwill. Management concluded that the estimated fair

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
value of the Canada Direct Lending reporting unit, now included in the Direct Lending reporting unit, was greater than its carrying value, as of the annual assessment date; as such, no impairment charge was required.

Effective the three months ended March 31, 2023, the Company combined the Legacy U.S. Direct Lending and Canada Direct Lending reporting units into a single Direct Lending Reporting unit. Refer to Note 12, "Segment Reporting" for further information. In the first quarter of 2023, the Company performed an interim review of triggering events for the Direct Lending reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary.

Heights Acquisition

The Company completed the acquisition of Heights on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. The Company recorded $11.8 million of net adjustments during fiscal year 2022, resulting in a goodwill balance of $265.7 million as of December 31, 2022 upon the conclusion of the measurement period, excluding the impairment charge on the Legacy U.S. Direct Lending reporting unit, now included in the Direct Lending reporting unit, recorded in the fourth quarter of 2022. See Note 13, "Acquisitions and Divestiture" for more information related to the business combination.

Legacy U.S. Direct Lending Business Divestiture

On July 8, 2022 the Company completed the divestiture of its Legacy U.S. Direct Lending Business to Community Choice Financial, for total sale proceeds of $349.2 million, net of working capital adjustments, comprised of $314.2 million of cash received at close and $35.0 million in cash payable in monthly installment payments over the subsequent 12 months. The divestiture resulted in a gain of $68.4 million during the year ended 2022 which was recorded in "Gain on sale of business" on the unaudited Consolidated Statement of Operations. The Company reduced the gain by $2.0 million in the three months ended March 31, 2023, based on expected uncollectible amounts. As part of the sale, $91.1 million of goodwill was written off. See Note 13,"Acquisitions and Divestiture" for more information related to the divestiture.
First Heritage Acquisition

On July 13, 2022, CURO closed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, for a total purchase price of $140.0 million in cash. Provisional goodwill was recorded at $75.4 million, excluding the impairment charge on the Legacy U.S. Direct Lending reporting unit, now included in the Direct Lending reporting unit, recorded in Q4 2022. See Note 13, "Acquisitions and Divestiture" for more information related to the business combination.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$5,961	$5,961	$—	$—	$5,961
Derivative asset	4,206	—	4,206	—	4,206
Financial liabilities:
Non-qualified deferred compensation plan	$4,376	$4,376	$—	$—	4,376
Contingent consideration related to acquisition	18,128	—	18,128	—	18,128
Derivative liability	507	—	507	—	507

Derivative Asset and Liability

The Company uses interest rate swaps to help manage interest rate risk exposure on variable rate debt. The Company typically classifies these derivatives as Level 2, given that significant inputs can be observed in a liquid market and the model itself does not require significant judgment. During the year ended December 31, 2022, Flexiti entered into interest rate swaps with a counterparty to protect against the interest rate risk on the Flexiti Securitization variable rate borrowing facility. Flexiti is required to hedge the variable interest rate aspect of the Flexiti SPV under the facility's credit agreement. The derivative asset is included in “Other assets” and the derivative liability is included in Other long-term liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet. For additional information on the interest rate swaps, refer to Note 6, "Debt."
Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability was estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates through December 31, 2022. The contingent consideration measured at fair value using unobservable inputs was initially recorded as $20.6 million as of March 31, 2021. At March 31, 2022, the liability recorded was the expected payment based on the actual risk adjusted-revenue and origination targets achieved during the measurement period (Level 3), which ended on March 31, 2022. This liability was changed to a Level 2 estimated fair value at March 31, 2023, because the liability was based on achieved results and no longer includes a forecast component. The liability recorded was $18.1 million as of March 31, 2023. The Company paid $1.0 million of contingent consideration in July 2022, which is included in Contingent consideration related to acquisition in the Company’s unaudited Condensed Consolidated Balance Sheet. For additional information on Flexiti and the related contingent consideration, refer to Note 13, "Acquisitions and Divestiture."

Cash Surrender Value of Life Insurance and Non-qualified deferred compensation plan

The cash surrender value of life insurance is included in Other assets in the Company’s unaudited Condensed Consolidated Balance Sheets. The non-qualified deferred compensation plan offsetting liability is included in “Accounts payable and accrued liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,591	$7,591	$—	$—	$7,591
Derivative asset	7,458	—	7,458	—	7,458
Financial liabilities:
Non-qualified deferred compensation plan	$5,149	$5,149	$—	$—	$5,149
Contingent consideration related to acquisition	16,884	—	—	16,884	16,884

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at March 31, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value March 31, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$54,935	$54,935	$—	$—	$54,935
Restricted cash	123,282	123,282	—	—	123,282
Loans receivable, net	1,802,870	—	—	1,802,870	1,802,870
Investment in Katapult	20,502	9,612	—	—	9,612
Financial liabilities:
7.50% Senior Secured Notes	$983,553	$—	$398,960	$—	$398,960
Heights SPV	403,696	—	—	403,696	403,696
First Heritage SPV	170,050	—	—	170,050	170,050
Flexiti SPV	351,543	—	—	355,804	355,804
Flexiti Securitization	387,314	—	—	390,753	390,753
Canada SPV	291,107	—	—	293,457	293,457
Senior Revolver	40,000	—	—	40,000	40,000

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$73,932	$73,932	$—	$—	$73,932
Restricted cash	91,745	91,745	—	—	91,745
Loans receivable, net	1,965,805	—	—	1,965,805	1,965,805
Investment in Katapult	23,915	20,624	—	—	20,624
Financial liabilities:
7.50% Senior Secured Notes	$982,934	$—	$466,500	$—	$466,500
Heights SPV	393,181	—	—	393,181	393,181
First Heritage SPV	178,622	—	—	182,751	182,751
Flexiti SPV	339,651	—	—	343,565	343,565
Flexiti Securitization	385,054	—	—	387,759	387,759
Canada SPV	292,872	—	—	294,594	294,594
Senior Revolver	35,000	—	—	35,000	35,000

Loans Receivable, Net

Loans receivable are carried on the unaudited Condensed Consolidated Balance Sheets net of the ACL. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and macroeconomic conditions, including unemployment rate and customer income. The carrying value of loans receivable approximates their fair value. Refer to Note 2, "Loans Receivable and Revenue" for additional information.

7.50% Senior Secured Notes, Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV and Senior Revolver

The fair value disclosures for the 7.50% Senior Secured Notes as of March 31, 2023 and December 31, 2022 were based on observable market trading data. The fair values of the Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV and Senior Revolver were based on the cash needed for their respective final settlements.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

Investment in Katapult
Balance at December 31, 2021	$27,900
Equity method income - Q1 2022	1,584
Balance at March 31, 2022	29,484
Equity method loss - Q2 2022	(1,328)
Balance at June 30, 2022	28,156
Equity method loss - Q3 2022	(2,309)
Balance at September 30, 2022	25,847
Equity method loss - Q4 2022	(1,932)
Balance at December 31, 2022	23,915
Equity method loss - Q1 2023	(3,413)
Balance at March 31, 2023	$20,502

The Company has an equity method investment in Katapult and records its share of earnings and losses on a one-quarter reporting lag. The Company recorded a loss of $3.4 million for the three months ended March 31, 2023 based on its share of Katapult’s earnings. The equity method investment is presented within "Investment in Katapult" on the unaudited Condensed Consolidated Balance Sheets.

The Company owns 19.5% of Katapult on a fully diluted basis assuming full pay-out of earn-out shares as of March 31, 2023, and 18.2% excluding pay-out of earn-out shares.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – DEBT
The Company's debt instruments and balances outstanding as of March 31, 2023 and December 31, 2022, including maturity date, effective interest rate and borrowing capacity, were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	March 31, 2023	December 31, 2022
Corporate Debt:
7.50% Senior Secured Notes	August 1, 2028	7.50%		$1,000,000	$1,000,000
Total corporate debt				1,000,000	1,000,000
Funding Debt:
Heights SPV	July 15, 2025	1-Mo SOFR + 4.25%	$425.0 million	$410,867	$400,758
First Heritage SPV	July 13, 2025	1-Mo SOFR + 4.25%	$225.0 million	173,923	182,751
Flexiti SPV (1)	September 29, 2025	Weighted average interest rate (2)(3) 8.27%	C$535.0 million	355,804	343,565
Flexiti Securitization (1) (4)	December 9, 2025	1-Mo CDOR + 3.59% (3)	C$526.5 million	390,753	387,759
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	293,457	294,594
Senior Revolver	August 31, 2023	1-Mo SOFR + 5.00%	$40.0 million	40,000	35,000
Total funding debt				$1,664,804	$1,644,427
Less: debt issuance costs				(37,541)	(37,113)
Total Debt				$2,627,263	$2,607,314
(1) Capacity amounts are denominated in Canadian dollars, whereas outstanding balances as of March 31, 2023 and December 31, 2022 are denominated in U.S. dollars. The exchange rate applied at March 31, 2023 was 0.74217 and the exchange rate at December 31, 2022 was 0.7365.

(2) The weighted average interest rate does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(3) Swapped to fixed rate via interest rate swap hedging arrangement entered into on July 7, 2022 for Flexiti Securitization and October 11, 2022 for Flexiti SPV.
(4) The effective rate is 7.09%.

Corporate Debt

7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December 2021, the Company issued an additional $250.0 million of 7.50% Senior Secured Notes, also maturing on August 1, 2028, to fund the acquisition of Heights. Refer to Note 14, "Acquisitions and Divestiture" for additional details. In connection with the 7.50% Senior Secured Notes, financing costs of $16.4 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of "Debt." These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of interest expense.

Funding Debt

As of March 31, 2023, the Company had five credit facilities whereby loans receivable were sold to VIEs to collateralize debt incurred under each facility. The following debt arrangements are issued by the Company’s wholly owned, bankruptcy-remote SPVs, which are considered VIEs under U.S. GAAP and are consolidated into the financial statements of their respective primary beneficiary. These facilities are the (i) Heights SPV, (ii) First Heritage SPV, (iii) Canada SPV, (iv) Flexiti SPV and (v) Flexiti Securitization. For further information on these facilities, refer to Note 3, "Variable Interest Entities."

Assets transferred to each SPV are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPV are owned by such SPV and are not available to satisfy the debts or other obligations of the Company or any of its affiliates.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Advances on the funding debt are determined based on the contractually agreed upon advance rates. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $92.2 million and $52.3 million as of March 31, 2023 and December 31, 2022, respectively. The increase in restricted cash is based on the contractual requirements of the SPVs related to the total value and performance of the underlying collateralized finance receivables.

Heights SPV

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On July 15, 2022, the Company entered into a new $425.0 million non-recourse revolving warehouse facility to replace the incumbent lender's facility and finance future loans originated by Heights. The effective interest rate is 1-month SOFR plus 4.25%. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 15, 2025.

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

Flexiti SPV

On September 29, 2022, Flexiti refinanced and increased its Flexiti SPV to increase the borrowing capacity from C$500.0 million to C$535.0 million and extend its maturity to September 29, 2025. As of March 31, 2023, the weighted average interest rate was 8.27%. Flexiti also pays a 0.50% per annum commitment fee on the unused portion of the commitments. All other material terms of the revolving warehouse credit facility remain unchanged.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$526.5 million with a maturity of December 9, 2025. As of March 31, 2023, the effective interest was one-month CDOR plus 3.59%.

Canada SPV

In August 2018, as amended in the fourth quarter of 2021 and first quarter of 2022, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. The effective interest rate was 3-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments.

Senior Revolver

The Company maintains the Senior Revolver that provides $40.0 million of borrowing capacity, including up to $4.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The current term expires August 31, 2023. The Senior Revolver accrues interest at one-month SOFR plus 5.00%.

Curo Canada Revolving Credit Facility

Curo Canada maintained the Curo Canada Revolving Credit Facility, which provides short-term liquidity for the Company's Canadian direct lending operations.

The Curo Canada Revolving Credit Facility was collateralized by substantially all of CURO Canada’s assets and contains various covenants. Borrowings under the Curo Canada Revolving Credit Facility bore interest per annum at the prime rate of a Canadian chartered bank plus 1.95%.

On December 21, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was reduced from C$10.0 million to C$5.0 million, and the facility was cancelled on January 6, 2023.

On May 9, 2023 the company finalized certain debt related transactions. Refer Note 16 - Subsequent Events for further information.
Derivative Instruments and Hedging Activities

During 2022, the Company entered into interest rate swaps to help manage interest rate risk on certain variable rate debt facilities. The Company designated these risk management derivatives as qualifying cash flow hedges under hedge accounting. The derivative assets are included in Other assets on our unaudited Condensed Consolidated Balance Sheet and changes in the fair value of derivatives are recorded as a component of AOCI. During the three months ended March 31, 2023, the hedges were assessed as effective and as such there was no impact to earnings. However, for cash flow hedges during periods in which the forecasted transactions impact earnings, those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings. Additionally, they are presented in the same line item in the unaudited Condensed Consolidated Statements of Operations as the earnings effect of the hedged items and reflected in operating activities on the unaudited Condensed Statement of Cash Flows.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap on Flexiti SPV

In accordance with the terms of the Flexiti SPV, on October 11, 2022, Flexiti entered into an interest rate swap due September 29, 2025 on the C$390.0 million, variable rate portion of the borrowing facility, with a notional amount of C$390.0 million. As of March 31, 2023, a $0.5 million interest rate swap is included in Other long term liabilities and, to reflect the change in fair value during the current period, a $1.0 million loss is recognized in Other comprehensive income on the unaudited Condensed Consolidated Balance Sheet.

Interest Rate Swap on Flexiti Securitization

In accordance with the terms of the Flexiti Securitization, on July 7, 2022, Flexiti entered into an interest rate swap due December 9, 2025 on the C$526.5 million, variable rate, borrowing facility, with a notional amount of C$526.5 million. As a result of the swap, the effective interest rate is 7.09%. As of March 31, 2023, a $4.2 million interest rate swap is included in other assets and, to reflected the change in fair value during the current period, a $1.8 million loss is recognized in Other comprehensive income on the unaudited Condensed Consolidated Balance Sheet.

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

In June and July 2020, three shareholder derivative lawsuits were filed in the United States District Court for the District of Delaware ("Court") against the Company, certain of its directors and officers, and in two of the three lawsuits, a large stockholder. Plaintiffs generally alleged the same underlying facts of the Yellowdog Action. In July 2021, the derivative lawsuits were voluntarily dismissed and plaintiffs refiled two cases in the United States District Court for the District of Kansas. On October 27, 2022, the Court granted final approval of the parties' settlement and dismissed the case with prejudice. The terms of the settlement provided for the implementation of certain corporate governance reforms and a payment of $345.0 thousand in attorneys’ fees and expenses to plaintiffs’ counsel, which was paid by the Company's insurers, and included no admission of liability or wrongdoing by the Company.

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
NOTE 8 – INCOME TAXES

The Company's effective income tax rate was (53.4)% and 45.3% for the three months ended March 31, 2023 and 2022, respectively.

The effective income tax rate for the three months ended March 31, 2023 was lower compared to the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. deferred tax assets ("DTAs") of $29.0 million and lost tax benefits related to share-based compensation of $1.2 million.

The effective income tax rate for the three months ended March 31, 2022 was higher compared to the blended federal and state/provincial statutory rates of approximately 26.0%, primarily as a result of lower income before tax combined with $0.3 million lost tax benefits of non-deductible officers’ compensation and $0.3 million tax expense related to share-based compensation.

For the period ended March 31, 2023, we continued to evaluate the positive and negative evidence to estimate whether sufficient future sources of income will be generated to permit the use of the existing DTAs in the U.S. During the first quarter of 2023, we have determined that negative evidence outweighs the positive evidence of our ability to realize the U.S. DTAs. On this basis, we recorded a valuation allowance of $41.9 million against the U.S. DTAs, including $29.0 million recorded as Provision for income taxes and $13.0 million in Accumulated deficit related to the adoption of CECL.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $218.3 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $10.9 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(59,471)	$1,336

Weighted average common shares - basic	40,783	40,368
Dilutive effect of stock options and restricted stock units	—	940
Weighted average common shares - diluted	40,783	41,308

(Loss) earnings per share:
Basic (loss) earnings per share	$(1.46)	$0.03
Diluted (loss) earnings per share	$(1.46)	$0.03

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three months ended March 31, 2023 and 2022, there were 3.6 million and 1.2 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

NOTE 10 – LEASES

Leases entered into by the Company are primarily for retail stores in certain U.S. states and Canadian provinces.

Leases classified as finance leases were immaterial to the Company as of March 31, 2023. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statement of Operations. The majority of leases have an original term up to five years plus renewal options under similar terms.

During the first quarter of 2023, the Company recorded a $7.5 million expense for lease abandonment costs and a $4.5 million accrual related to planned store closures as of March 31, 2023. For further information, refer to Note 14, "Restructuring."

The following table summarizes the operating lease costs and other information for the three months ended March 31, 2023 and 2022 (dollars in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2023	2022
Operating lease costs:
Third-Party	$6,500	9,479
Related-Party	157	827
Total operating lease costs	$6,657	10,306

Cash paid for amounts included in the measurement of operating lease liabilities	$6,560	$10,925
ROU assets obtained	$(1,287)	$5,424
Weighted average remaining lease term - Operating leases	4.3 years	4.9 years
Weighted average discount rate - Operating leases	8.1%	7.9%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of March 31, 2023 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2023	$16,784	$464	$17,248
2024	16,525	633	17,158
2025	11,075	650	11,725
2026	5,993	667	6,660
2027	3,728	686	4,414
2028	2,037	668	2,705
Thereafter	6,056	326	6,382
Total	62,198	4,094	66,292
Less: Imputed interest	(9,725)	(1,099)	(10,824)
Operating lease liabilities	$52,473	$2,995	$55,468

There were no material leases entered into subsequent to the balance sheet date.

NOTE 11 – DIVIDENDS
Dividend Program

In October 2022, the Company's Board of Directors suspended its previously authorized quarterly dividend of $0.11 per share ($0.44 per share annualized). There were no dividends paid in Q1 2023, except those related to previously declared dividends on RSUs vested during the three months ended March 31, 2023 related to the unvested period.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – SEGMENT REPORTING
Segment information is prepared on the same basis that the Company's CODM reviews financial information for operational decision making purposes, including gross revenues, net revenue, gross margin, segment operating income and other items.
During the first quarter of 2023, the Company's Chief Executive Officer, who is also the CODM, changed the manner in which he reviews financial information for purposes of assessing business performance, managing the business and allocating resources. In conjunction with this change, the Company realigned its segment structure resulting in the Company having two operating segments: Direct Lending and Canada POS Lending.
Direct Lending. The Direct Lending operating segment represents the majority of net revenue and gross profit. This operating segment represents the Revolving LOC, secured and unsecured installment and single-pay loan products, together with the credit protection and other insurance products and other ancillary sales in the U.S. and Canada, which historically was comprised of the U.S. Direct Lending and Canada Direct Lending operating segments. The U.S. and Canada have similar economic and operating characteristics, including the nature of products and services offered, operating procedures and risks, customer bases and shared corporate resources, which led the CODM to conclude that these separate segments combine to form one operating segment. As of March 31, 2023, the Company operated over 490 U.S. retail locations in 13 states. As of March 31, 2023, the Company operated nearly 150 stores across eight Canadian provinces and had an online presence in eight provinces and one territory.
Canada POS Lending. As of March 31, 2023, the Company served Canadian customers through POS financing available at over 8,500 retail locations and over 3,600 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products.

All prior period amounts related to the segment realignment have been retrospectively reclassified throughout to conform to the new presentation.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues by segment: (1)
Direct Lending	$169,368	$269,887
Canada POS Lending	40,105	20,309
Consolidated revenue	$209,473	$290,196
Net revenues by segment:
Direct Lending	$121,004	$181,070
Canada POS Lending	25,537	11,595
Consolidated net revenue	$146,541	$192,665
Segment (loss) income before income taxes:
Direct Lending	$(31,632)	$12,976
Canada POS Lending	(7,136)	(10,534)
Consolidated (loss) income before income taxes	$(38,768)	$2,442
Expenditures for long-lived assets by segment:
Direct Lending	$3,857	$7,315
Canada POS Lending	6,170	4,224
Consolidated expenditures for long-lived assets	$10,027	$11,539
(1) For revenue by product, see Note 2, "Loans Receivable and Revenue."
The following table presents the proportion of gross loans receivable by segment (in thousands):

	March 31, 2023	December 31, 2022
Direct Lending	$1,209,576	$1,254,395
Canada POS Lending	853,253	833,438
Total gross loans receivable	$2,062,829	$2,087,833

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data

The following table presents total revenues by geographic region:

	Three Months Ended March 31,
	2023	2022
U.S.	$92,424	$198,399
Canada	117,049	91,797
Total revenue	$209,473	$290,196

The following table presents the proportion of gross loans receivable by geographic region:

	March 31, 2023	December 31, 2022
U.S.	$714,816	$773,380
Canada	1,348,013	1,314,453
Total gross loans receivable	$2,062,829	$2,087,833

The following table presents the Company's net long-lived assets, comprised of property and equipment, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	March 31, 2023	December 31, 2022
U.S.	$12,579	$29,232
Canada	17,288	2,725
Total net long-lived assets	$29,867	$31,957

The CODM does not review total assets by segment for purposes of allocating resources or decision-making purposes; therefore, total assets by segment are not disclosed.

NOTE 13 – ACQUISITIONS AND DIVESTITURE

ACQUISITIONS
First Heritage

On July 13, 2022, the Company closed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, for a purchase price of $140.0 million in cash, subject to certain customary working capital and other adjustments. The Company began consolidating the financial results of First Heritage in the unaudited Condensed Consolidated Financial Statements on July 13, 2022 within the Direct Lending operating segment.

This transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of March 31, 2023, the areas that remain subject to such potential adjustments primarily relate to the valuation of certain loans receivables, intangible assets and certain tax-related balances.

The following table presents the preliminary purchase price allocation recorded in the Company’s unaudited Condensed Consolidated Balance Sheet as of the date of acquisition (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amounts acquired on July 13, 2022
Assets
Cash and cash equivalents	$31,396
Restricted cash	1,933
Gross loans receivable(1)	218,011
Prepaid expenses and other	1,285
Property and equipment	345
Right-of-use assets	4,241
Intangibles, net	10,670
Total assets	$267,880

Liabilities
Accounts payable and accrued liabilities	$4,270
Lease liabilities	4,241
Debt	170,392
Total liabilities	$178,904

Net assets acquired	$88,976
Total consideration paid	164,341
Goodwill	$75,365
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

Heights

On December 27, 2021, the Company acquired 100% of the outstanding stock of Heights for $360.0 million, consisting of $335.0 million in cash and $25.0 million of the Company's common stock. Heights is a consumer finance company that provides secured and unsecured Installment loans to near-prime and non-prime consumers, and offers customary opt-in insurance and other financial products across 390 branches in 11 U.S. states.

The Company began consolidating the financial results of Heights in the unaudited Condensed Consolidated Financial Statements on December 27, 2021 within the Direct Lending operating segment.

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

The following table presents the purchase price allocation recorded in the Company’s unaudited Condensed Consolidated Balance Sheet as of the date of acquisition of Heights (in thousands):

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The divestiture resulted in a gain of $68.4 million for the year ended December 31, 2022, which was recorded in "Gain on sale of business" on the unaudited Condensed Consolidated Statement of Operations. Per ASC 205: Presentation of Financial Statements, the sale of the business is not classified as discontinued operations in the Company’s operations or financial results.

The Company reduced the gain by $2.0 million in the three months ended March 31, 2023 based on expected uncollectible amounts.
The following table presents the amounts attributable to each category recorded in the Company’s unaudited Condensed Consolidated Balance Sheet as of the date of divestiture of the Legacy U.S. Direct Lending Business, as adjusted (in thousands):

	Amounts divested of on July 8, 2022	Subsequent adjustments	Amounts divested of on July 8, 2022 (as adjusted)
Assets
Cash, cash equivalents and restricted cash	$21,292	$—	$21,292
Loans receivable	162,147	—	162,147
Right of use asset	39,326	—	39,326
Goodwill	91,131	—	91,131
Other assets (1)	30,690	(2,027)	28,663
Total assets	$344,586	$(2,027)	$342,559

Liabilities
Accounts payable and accrued liabilities	$(8,947)	$—	$(8,947)
Right of use liability	(43,433)	—	(43,433)
Liability for losses on CSO lender-owned consumer loans	(5,628)	—	(5,628)
Other long term liabilities (2)	(5,815)	—	(5,815)
Total liabilities	$(63,823)	$—	$(63,823)

Net assets sold	$280,763		$280,763
Total proceeds	349,206	(2,027)	347,179
Total pretax gain on sale of business	$68,443		$66,416
(1) Includes income tax receivable, property and equipment, intangibles, deferred tax assets and other assets.
(2) Includes deferred revenue, income taxes payable, deferred tax liability and other long-term liabilities

The Legacy U.S. Direct Lending Business had $36.0 million pre-tax net income for the quarter ended March 31, 2022. Pre-tax net income is comprised of net revenue and expenses directly related to the Legacy U.S. Direct Lending Business, which does not include certain costs recorded in the Legacy U.S. Direct Lending operating segment that are not classified as disposed of, such as interest expense on the 7.50% Senior Secured Notes and certain corporate expenses.

NOTE 14 – RESTRUCTURING

On October 5, 2022, the Company's Board of Directors approved restructuring actions to reduce operating expenses through store closures and headcount reductions in both the U.S. and Canada, and the elimination of duplicative corporate office functions in the U.S. Both the workforce reduction and store closures were aimed at reducing duplicative corporate functions and stores with overlapping customer populations as a result of the acquisitions of Heights in December of 2021 and First Heritage in July of 2022. For the year ended December 31, 2022, the Company incurred $16.0 million of expense related to our restructuring actions, of which $7.9 million related to employee termination benefits resulting from the workforce reduction of approximately 150 employees, and $8.2 million related to lease abandonment costs resulting from the closure of 89 stores in the U.S. and Canada.

For the three months ended March 31, 2023, the Company incurred an additional $10.0 million of expense related to our restructuring actions, of which $2.5 million related to employee termination benefits, and $7.5 million related to lease abandonment costs resulting from the closure of stores in the U.S. and Canada.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the total restructuring costs incurred during the three months ended March 31, 2023 (in thousands):

	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs
Salaries and Benefits	$1,517	$—	$1,517
Other Operating Expense	958	7,481	8,439
Total	$2,475	$7,481	$9,956

The following table shows the total amount incurred and liability, which is recorded in accounts payables and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets, for restructuring-related costs as of March 31, 2023:

Accrued restructuring costs as of December 31, 2022	$4,746
Restructuring costs incurred during the three months ended March 31, 2023	9,956
Amount paid during the three months ended March 31, 2023	(4,641)
Accrued restructuring costs as of March 31, 2023	$10,061

NOTE 15 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of CURO common stock. In March 2023, the Board of Directors terminated the program. There were no repurchases under this program.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022. The Company repurchased 824,477 shares of common stock under the plan at an average price of $15.20 for a total cost of $12.5 million during the three months ended March 31, 2022.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – SUBSEQUENT EVENTS

$150.0 million Credit Facility

On May 9, 2023, the Company finalized a new $150.0 million first lien credit facility ("$150.0 million Credit Facility") agreement with approximately 68.2% of the existing holders of the 7.50% Senior Secured Notes. The Term Loans will be senior secured obligations of the Company and will rank senior in right of payment to all of its existing and future unsecured senior debt. The new $150.0 million Credit Facility will accrue interest at a rate of 18.0% per annum The Company may elect to pay up to 12.00% per annum in kind during the first year following the closing and up to 9.00% per annum in kind thereafter. The $150.0 million Credit Facility will be guaranteed by the Company's existing and future domestic subsidiaries. The proceeds of the $150.0 million Credit Facility will be used to repay in full the Senior Revolver, for general corporate purposes and for payment of fees and expenses relating to the transactions. The $150.0 million Credit Facility will mature in August 2027. The transaction is expected to close shortly, subject to certain customary closing conditions, as well as the closing of the new 1.5 Lien Notes and the Canada SPV II and the execution of the Third Supplemental Indenture described below.

1.5 Lien Notes

On May 9, 2023, the Company finalized an exchange agreement with approximately 68.2% of the 7.50% Senior Secured Notes holders, who agreed to exchange approximately $682.3 million aggregate principal amount of the 7.50% Senior Secured Notes for approximately $682.3 million of 7.50% Senior 1.5 Lien Secured Notes due 2028 (the “1.5 Lien Notes”). The 1.5 Lien Notes will retain all the same terms and conditions of the 7.50% Senior Secured Notes except that they will rank senior in lien priority to the remaining $317.7 million 7.50% Senior Secured Notes. The exchange is expected to close shortly, subject to certain customary closing conditions, as well as the closing of the $150.0 million Credit Facility and the Canada SPV II and the execution of the Third Supplemental Indenture described below.

Canada SPV II

On May 9, 2023, the Company finalized a new C$110.0 million non-recourse revolving warehouse facility (the “Canada SPV II”) to finance future loans in Canada. The effective interest will be three-month CDOR plus 8.00%. The Company will also pay a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period will mature in November 2025. The transaction is expected to close shortly, subject to certain customary closing conditions.

Third Supplemental Indenture

On May 9, 2023, the Company finalized the Third Supplemental Indenture, which will amend the Indenture, dated July 30, 2021, by and between CURO Group Holdings Corp. and TMI Trust Company to, among other things, eliminate or amend substantially all of the restrictive covenants contained in the Indenture other than those related to the payment of principal and interest. The amendment is expected to become effective substantially concurrently with the closing of the $150.0 million Credit Facility and issuance of 1.5 Lien Notes, subject to certain customary closing conditions, as well as the closing of the $150.0 million Credit Facility, the Canada SPV II and the 1.5 Lien Notes described above.

Senior Revolver

Coincident with the closings of the transactions described above, the Company expects to utilize the proceeds from the $150.0 million Credit Facility to pay off the Senior Revolver. The foregoing transactions are referred to collectively as the “Financing Transactions.”

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements. These forward-looking statements include projections, estimates and assumptions about various matters, including future financial and operational performance, as well as the timing and final terms of the Financing Transactions, and may be identified by words such as "guidance," "estimate," "anticipate," "believe," "forecast," "step," "plan," "predict," "focused," "project," "is likely," "is possible," "expect," "anticipate," "intend," "should," "will," 'may," "confident," "trend" and variations of such words and similar expressions. The matters discussed in these forward-looking statements are based on management's beliefs, assumptions, current expectations and estimates and projections, and are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the section titled “Risk Factors” in our 2022 Form 10-K and the section titled "Risk Factors" in Item 1A of this Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with our business.
Company Overview

We are a tech-enabled, omni-channel consumer finance company serving consumers in portions of the U.S. and Canada. CURO was founded over 25 years ago to meet the growing needs of consumers looking for additional way to access credit. We continuously update our products and technology platform to offer a variety of convenient and accessible financial and loan services. We design our customer experience to allow consumers to apply for, update and manage their loans in the channels they prefer—in branch, via mobile device or over the phone. Our high customer satisfaction scores speak to our ability to anticipate and exceed customers’ needs.
In the U.S., we operate under several principal brands, including "Covington Credit," "Heights Finance," "Quick Credit," "Southern Finance" and "First Heritage." In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands and the "Flexiti" POS/BNPL brand. As of March 31, 2023, we operated over 490 store locations across 13 U.S. states and nearly 150 stores in eight Canadian provinces and had an online presence in eight provinces and one territory. Our point-of-sale operations are available at over 8,500 retail locations and over 3,600 merchant partners across 10 Canadian provinces and two territories. Until the sale of our Legacy U.S. Direct Lending Business in July 2022, we also operated under brands that included "Speedy Cash," "Rapid Cash" and "Avio Credit." We also offered demand deposit accounts in the U.S. under the "Revolve Finance" brand and credit card programs under the "First Phase" brand, until the fourth quarter of 2022.

Recent Business Developments

In October 2022, we began restructuring actions to increase our operating efficiency by reducing our global workforce and closing 89 stores across the U.S. and Canada. These actions were aimed at reducing duplicative corporate functions and stores with overlapping customer populations as a result of our recent acquisitions. Additional costs were incurred in the first quarter of 2023. Refer to Note 14, "Restructuring" for additional details regarding these initiatives.

Regulatory Developments

See "Regulatory Environment and Compliance" for a description of the regulatory environment in which we operate in the U.S. and Canada and related developments in the first quarter of 2023.

Consolidated Revenue by Product and Segment
Beginning January 1, 2023, the Company started reporting "Insurance and other income" in place of the previously reported "Insurance premiums and commissions" and "Other revenue" line items in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.
As a result of the sale of the Legacy U.S. Direct Lending Business in July 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. As such, the Company's results of operations discussed below only include the results from the CSO program for the three months ended March 31, 2022. Refer to Note 13, "Acquisitions and Divestiture" for additional information.
The following table summarizes revenue by product for the period indicated:

	For the Three Months Ended
	March 31, 2023				March 31, 2022
(in thousands)	Direct Lending	Canada POS Lending	Total	% of Total	Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$49,092	$35,133	$84,225	40.2%	$72,368	$18,655	$91,023	31.4%
Installment	95,212	—	95,212	45.5%	173,933	—	$173,933	59.9%
Total interest and fees revenue	144,304	35,133	179,437	85.7%	246,301	18,655	264,956	91.3%
Insurance and other income	25,064	4,972	30,036	14.3%	23,586	1,654	25,240	8.7%
Total revenue	$169,368	$40,105	$209,473	100.0%	$269,887	$20,309	$290,196	100.0%

During the three months ended March 31, 2023, total revenue decreased $80.7 million, or 27.8%, to $209.5 million, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by the acquisition of First Heritage in July 2022. These transactions caused a shift to longer term, higher credit quality, lower yielding loans.
Product Revenue for the Three Months Ended March 31, 2023
•Revolving LOC
◦Revolving LOC revenue for the three months ended March 31, 2023 decreased $6.8 million, or 7.5%, compared to the prior-year period, primarily due to a decrease of $23.3 million, or 32.2%, in the Direct Lending segment driven by the impact of the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by growth in Canada POS Lending of $16.5 million, or 88.3%.

•Installment
◦Installment revenue for the three months ended March 31, 2023 decreased $78.7 million, or 45.3%, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by $20.4 million of revenue from the acquisition of First Heritage in July 2022.

•Insurance and other income
◦Insurance and other income for the three months ended March 31, 2023 increased $4.8 million, or 19.0%, compared to the prior-year period, primarily related to $3.7 million of revenue from the acquisition of First Heritage in July 2022.

Consolidated Results of Operations
The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "Segment Analysis" below.

(in thousands, unaudited)	Three Months Ended March 31,
	2023	2022	Change $	Change %
Revenue
Interest and fees revenue	$179,437	$264,956	$(85,519)	(32.3)%
Insurance and other income	30,036	25,240	4,796	19.0%
Total revenue	209,473	290,196	(80,723)	(27.8)%
Provision for losses	62,932	97,531	(34,599)	(35.5)%
Net revenue	146,541	192,665	(46,124)	(23.9)%
Operating Expenses
Salaries and benefits	64,805	79,729	(14,924)	(18.7)%
Occupancy	11,672	17,037	(5,365)	(31.5)%
Advertising	2,175	10,500	(8,325)	(79.3)%
Direct operations	13,092	20,274	(7,182)	(35.4)%
Depreciation and amortization	9,021	9,814	(793)	(8.1)%
Other operating expense	17,433	16,377	1,056	6.4%
Total operating expenses	118,198	153,731	(35,533)	(23.1)%
Other expense (income)
Interest expense	58,943	38,341	20,602	53.7%
Loss (income) from equity method investment	3,413	(1,584)	4,997	#
Loss (gain) on change in fair value of contingent consideration	2,728	(265)	2,993	#
Gain on sale of business	2,027	—	2,027	#
Total other expense	67,111	36,492	30,619	83.9%
(Loss) income before income taxes	(38,768)	2,442	(41,210)	#
Provision for income taxes	20,703	1,106	19,597	#
Net (loss) income	$(59,471)	$1,336	$(60,807)	#
#- Change greater than 100% or not meaningful
Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenue

For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for Losses

Implementation of CECL

We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to the unaudited Condensed Consolidated Financial Statements. Upon implementation of CECL, we recognized an increase to our opening accumulated deficit balance of approximately $113.0 million , net of income tax, which reflects a pre-tax increase to the ACL of approximately $135.2 million.

The CECL standard introduces a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, CECL requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of the financial asset or group of assets.

Our process for determining the ACL considers a customer's willingness and ability to pay along with other risk characteristics, including loan size, effective interest rate, loan term, geographic location, expected loss patterns, loan modification programs and other macroeconomic factors. In addition to our quantitative ACL, we also incorporate qualitative adjustments that may relate to risks and changes in current economic conditions that may not be reflected in quantitatively derived results.

Provision for losses decreased by $34.6 million, or 35.5%, for the three months ended March 31, 2023 compared to the prior-year period, primarily driven by our Legacy U.S. Direct Lending Business divestiture of $44.6 million, which is a higher loss rate product, partially offset by growth in our Direct Lending and Canada POS Lending operating segments.
Operating Expenses

Operating expenses for the three months ended March 31, 2023 decreased $35.5 million, or 23.1%, compared to the prior-year period, primarily driven by:
Salaries and benefits. Salaries and benefits expense was $64.8 million for the three months ended March 31, 2023, a decrease of $14.9 million, or 18.7%, compared to the prior-year period. The decrease is largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business and lower headcount as a result of restructuring initiatives implemented in the fourth quarter of 2022.
Occupancy. Occupancy expense was $11.7 million for the three months ended March 31, 2023, a decrease of $5.4 million, or 31.5%, compared to the prior-year period. The decrease was largely due to the 160 stores sold as part of the July 2022 divestiture of our Legacy U.S. Direct Lending Business, partially offset by the acquisition of First Heritage and its 106 stores.
Advertising. Advertising expense was $2.2 million for the three months ended March 31, 2023, a decrease of $8.3 million, or 79.3%, compared to the prior-year period primarily due to the sale of our Legacy U.S. Direct Lending Business in July 2022 and the current approach to marketing our brands.
Direct operations. Direct operations expense was $13.1 million for the three months ended March 31, 2023, a decrease of $7.2 million, or 35.4%, compared to the prior-year period. The decrease is primarily driven by the divestiture of the Legacy U.S. Direct Lending Business, partially offset by the lower cost First Heritage business acquired in July 2022.
Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2023 decreased $0.8 million, or 8.1%, compared to the prior-year period, primarily due to decreased depreciation expense related to store fixed assets sold as part of the Legacy U.S. Direct Lending Business divestiture in July 2022 offset by increases in acquired intangible assets related to First Heritage.
Other operating expenses. Other operating expenses were $17.4 million for the three months ended March 31, 2023, an increase of $1.1 million, or 6.4%, compared to the prior-year period, primarily driven by the acquisition of the First Heritage in the third quarter of 2022.
Other Expense (Income)
Other expenses for the three months ended March 31, 2023 were $67.1 million, an increase of 83.9% compared to the prior-year period, primarily driven by:

Interest expense. Interest expense for the three months ended March 31, 2023, increased $20.6 million, or 53.7%, compared to the prior-year period, primarily driven by increased non-recourse ABL borrowing to support organic loan growth and acquired portfolios, as well as an increase in benchmark rates on variable rate debt.

Equity method investment. The Company's share of Katapult's earnings and losses was $3.4 million of loss for the three months ended March 31, 2023 and $1.6 million of income for the three months ended March 31, 2022.
Gain or loss on change in fair value of contingent consideration. We recorded a $2.7 million loss related to the increase in fair value of the contingent consideration liability related to the Flexiti acquisition during the three months ended March 31, 2023 and a $0.3 million gain related to the decrease in the fair value of contingent consideration liability during the three months ended March 31, 2022.

Gain on sale of business. We recorded a $2.0 million reduction to the gain on the July 2022 sale of our Legacy U.S. Direct Lending Business, based on expected uncollectible amounts.

Provision for Income Taxes
The effective income tax rate for the three months ended March 31, 2023 was (53.4)%. The effective income tax rate for the three months ended March 31, 2023 was lower compared to the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. deferred tax assets of $29.0 million and lost tax benefits related to share-based compensation of $1.2 million.

Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated. We now report financial results for two reportable segments: Direct Lending and Canada POS Lending. See Note 12, "Segment Reporting" for further information.

Direct Lending Portfolio Performance

(in thousands, except percentages, unaudited)	Q1 2023	Q4 2022	Q3 2022	Q2 2022(1)	Q1 2022
Gross loans receivable (5)
Revolving LOC	$461,443	$451,077	$439,117	$501,209	$473,562
Installment loans	748,133	803,318	765,041	652,467	613,231
Total gross loans receivable	$1,209,576	$1,254,395	$1,204,158	$1,153,676	$1,086,793

Lending Revenue
Revolving LOC	$49,092	$49,915	$52,461	$75,736	$72,368
Installment loans	95,212	100,435	103,478	181,747	173,934
Total lending revenue	$144,304	$150,350	$155,939	$257,483	$246,302

Lending Provision
Revolving LOC	$15,539	$29,620	$28,408	$34,472	$28,734
Installment loans	31,139	46,442	33,511	86,485	57,435
Total lending provision	$46,678	$76,062	$61,919	$120,957	$86,169

NCOs (2) (5)
Revolving LOC	$6,234	$26,715	$24,793	$30,408	$31,645
Installment loans	41,078	38,168	29,783	43,661	38,894
Total NCOs	$47,312	$64,883	$ 54,576	$74,069	$70,539

NCO rate (annualized) (2) (3) (5)
Revolving LOC	5.5%	23.8%	20.9%	25.0%	27.6%
Installment loans	21.5%	19.3%	16.7%	27.7%	25.3%
Total NCO rate	15.6%	20.9%	18.4%	26.5%	26.3%

ACL rate (4) (5) (6)
Revolving LOC	25.6%	8.4%	7.9%	9.3%	9.2%
Installment loans	11.3%	5.4%	4.6%	6.9%	4.4%
Total ACL rate	16.8%	6.5%	5.8%	7.9%	6.5%

31+ days past-due rate (4) (5)
Revolving LOC	8.4%	4.1%	5.1%	5.8%	5.8%
Installment loans	8.2%	9.6%	10.2%	9.7%	9.3%
Total past-due rate	8.3%	7.6%	8.3%	8.0%	7.8%

(1) Includes loan balances and activity classified as Held for Sale.
(2) NCOs presented above include $0.0 million, $0.0 million, $0.5 million, $10.3 million and $5.0 million for the three months ended March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively, related to the purchase accounting fair value discount, which are excluded from provision.

(3) We calculate NCO rate as total quarterly NCOs divided by Average gross loans receivable, then we annualize the rate. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(4) We calculate (i) ACL rate and (ii) 31+ days past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(5) All balances in connection with the CSO program were disposed of on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending Business, as such these balances have been excluded from this amount.
(6) We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, which requires us to estimate the lifetime expected credit loss on financial instruments. Our previous model required the recognition of credit losses when it was probable that a loss had been incurred.

Direct Lending Results of Operations

	Three Months Ended March 31,
(dollars in thousands, unaudited)	2023	2022	Change $	Change %
Revenue
Interest and Fees Revenue	$144,304	$246,301	$(101,997)	(41.4)%
Insurance and other income	25,064	23,586	1,478	6.3%
Total Revenue	169,368	269,887	(100,519)	(37.2)%
Provision for Losses	48,364	88,817	(40,453)	(45.5)%
Net Revenue	121,004	181,070	(60,066)	(33.2)%
Operating expenses
Salaries and Benefits	56,619	73,059	(16,440)	(22.5)%
Occupancy	11,344	16,811	(5,467)	(32.5)%
Advertising Expense	1,999	10,200	(8,201)	(80.4)%
Direct Operations	9,745	16,527	(6,782)	(41.0)%
Amortization and Depreciation	5,390	5,682	(292)	(5.1)%
Other operating expenses	18,054	15,684	2,370	15.1%
Total operating expenses	103,151	137,963	(34,812)	(25.2)%
Other expense (income)
Interest Expense	44,045	31,715	12,330	38.9%
Loss (income) from equity method investment	3,413	(1,584)	4,997	#
Gain on sale of business	2,027	—	2,027	#
Total other expense	49,485	30,131	19,354	64.2%
Segment (loss) income before income taxes	$(31,632)	$12,976	$(44,608)	#
#- Change greater than 100% or not meaningful

Direct Lending Segment Results - For the Three Months Ended March 31, 2023 and 2022

Total Revenue. Direct Lending total revenue for three months ended March 31, 2023 decreased $100.5 million, or 37.2%, compared to the prior-year period, as a result of the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by the acquisition of First Heritage in July 2022. These transactions caused a shift to longer term, higher credit quality, lower yielding loans. Gross loans receivable increased $122.8 million, or 11.3%, year over year, primarily driven by the acquisition of First Heritage.

Provision for Losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations" to the unaudited Condensed Consolidated Financial Statements. Upon implementation of CECL, we recognized a pre-tax increase to the allowance for credit losses of approximately $121.2 million for the Direct Lending segment. The provision for losses decreased $40.5 million, or 45.5%, for the three months ended March 31, 2023, compared to the prior year period, primarily driven by the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by the acquisition of First Heritage in July 2022.

Operating Expenses. Operating expenses were $103.2 million for the three months ended March 31, 2023, a decrease of $34.8 million, or 25.2%, compared to the prior-year period. The decrease was primarily due to (i) a $16.4 million decrease in salaries and benefits largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business, in addition to lower bonuses and lower headcount as the result of restructuring initiatives implemented in the fourth quarter of 2022, (ii) an $8.2 million decrease in advertising expense, in part due to slowed loan growth, and (iii) a $6.8 million decrease in direct operations expense, of which both were primarily attributable to the aforementioned Legacy U.S. Direct Lending Business divestiture in July 2022.

Interest expense. Interest expense for the three months ended March 31, 2023 was $44.0 million, compared to $31.7 million for the three months ended March 31, 2022, primarily driven by (i) increased non-recourse ABL borrowing to support organic loan growth and acquired loans, including in July 2022 the new $225 million non-recourse revolving warehouse facility to finance future loans originated by First Heritage and the new $425 million non-recourse revolving warehouse facility to replace our incumbent lender and finance future loans originated by Heights, and (ii) an increase in benchmark rates on variable-rate debt.

Equity method investment. The Company's share of Katapult earnings and losses was $3.4 million of loss for the three months ended March 31, 2023 and $1.6 million of income for the three months ended March 31, 2022.

Gain on sale of business. We recorded a $2.0 million reduction to the gain on the sale of our Legacy U.S. Direct Lending Business that occurred in July 2022, based on expected uncollectible amounts.

Canada POS Lending Portfolio Performance

(in thousands, except percentages, unaudited)	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022
Revolving LOC
Gross loans receivable	$853,253	$833,438	$690,270	$627,163	$541,776
Lending revenue	$35,133	$31,255	$24,575	$20,846	$18,655
Lending provision	$14,568	$17,125	$13,379	$5,963	$8,714
NCOs	$11,719	$8,672	$6,114	$3,537	$2,727
NCO rate (annualized) (1)	5.6%	4.4%	3.6%	2.4%	2.0%
ACL rate (2) (3)	6.7%	4.9%	4.8%	4.5%	5.1%
31+ days past-due rate (2)	3.9%	2.9%	3.6%	2.8%	1.8%
(1) We calculate NCO rate as total quarterly NCOs divided by Average gross loans receivable then we annualized the rate. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(2) We calculate (i) ACL rate and (ii) 31+ days past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(3) We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2023, which requires us to estimate the lifetime expected credit loss on financial instruments. Our previous model required the recognition of credit losses when it was probable that a loss had been incurred.

Canada POS Lending Results of Operations

	Three Months Ended March 31,
(dollars in thousands, unaudited)	2023	2022	Change $	Change %
Revenue
Interest and fees revenue	$35,133	$18,655	$16,478	88.3%
Insurance and other income	4,972	1,654	3,318	#
Total revenue	40,105	20,309	19,796	97.5%
Provision for losses	14,568	8,714	5,854	67.2%
Net revenue	25,537	11,595	13,942	#
Operating expenses
Salaries and benefits	8,186	6,670	1,516	22.7%
Occupancy	328	226	102	45.1%
Advertising	176	300	(124)	(41.3)%
Direct operations	3,347	3,747	(400)	(10.7)%
Depreciation and amortization	3,631	4,132	(501)	(12.1)%
Other operating expense	(621)	693	(1,314)	#
Total operating expenses	15,047	15,768	(721)	(4.6)%
Other expense (income)
Interest expense	14,898	6,626	8,272	#
Loss (gain) on change in fair value of contingent consideration	2,728	(265)	2,993	#
Total other expense	17,626	6,361	11,265	#
Segment loss before income taxes	$(7,136)	$(10,534)	$3,398	(32.3)%
#- Change greater than 100% or not meaningful

Canada POS Lending Segment Results - For the Three Months Ended March 31, 2023 and 2022

Total Revenue. Total revenue increased by $19.8 million, or 97.5%, driven by increased originations which resulted in our gross loan portfolio growing by $311.5 million, or 57.5% due to both existing and new merchant partners.

Provision for losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". Upon implementation of CECL, we recognized a pre-tax increase to the ACL of approximately $14.0 million. The provision for losses increased $5.9 million, or 67.2%, for the three months ended March 31, 2023, compared to the prior-year period. The increase in provision for losses was primarily driven by organic loan growth and portfolio seasoning. Total NCO rates for the first quarter of 2023 (annualized) increased to 5.6% from 2.0% year over year. Total past-due rates increased 209 bps year over year and increased 95 bps sequentially.

Operating expenses. Operating expenses remained relatively flat for the three months ended March 31, 2023 at $15.0 million, a decrease of $0.7 million, or 4.6%, compared to $15.8 million for the three months ended March 31, 2022.

Interest expense. Interest expense for the three months ended March 31, 2023 increased $8.3 million, or 124.8%, compared to the prior-year period, primarily driven by increased non-recourse asset-backed lending borrowing to support significant loan growth and increased benchmark rates on variable-rate debt prior to giving effect to interest rate swap agreements.

Gain or loss on change in fair value of contingent consideration. We recorded a $2.7 million loss as a result of an increase in fair value of the Flexiti contingent consideration liability during the three months ended March 31, 2023, compared to a $0.3 million gain following a decrease in the fair value of Flexiti contingent consideration liability during the three months ended March 31, 2022.

Currency Information

We operate in the U.S. and Canada and our consolidated results are reported in U.S. dollars.

Changes in our reported revenues and net (loss) income include the effect of changes in currency exchange rates. We translate the unaudited Condensed Consolidated Balance Sheet into U.S. dollars at the currency exchange rate in effect at the end of each period. We translate the unaudited Condensed Consolidated Statement of Operations at the average rates of exchange for the period. We record currency translation adjustments as a component of Accumulated other comprehensive loss in Stockholders’ Equity.

Constant Currency Analysis

We have operations in the U.S. and Canada. For the three months ended March 31, 2023 and 2022, 55.9% and 31.6%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates of the Canadian Dollar.

Statement of Operations - Exchange Rate for the three month period ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7397	0.7893	(0.0496)	(6.3)%

Balance Sheet - Exchange Rate as of March 31, 2023 and December 31, 2022

	March 31,	December 31,	Change
	2023	2022	$	%
Exchange Rate for the Canadian Dollar	0.7422	0.7365	0.0057	0.8%
The following constant currency analysis removes the impact of the fluctuation in foreign exchange rates and utilizes constant currency results in our analysis of the Canadian operations. Our constant currency assessment assumes foreign exchange rates in the current fiscal periods remained the same as in the prior fiscal periods. All conversion rates below are based on the U.S. Dollar equivalent to the Canadian Dollar. We believe that the constant currency assessment below is a useful measure in assessing the comparable growth and profitability of our operations.

We calculated the revenues and gross margin below for our reportable segments during the three months ended March 31, 2023 using the actual average exchange rate during the three months March 31, 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Direct Lending – constant currency basis:
Revenues	$174,549	269,887	$(95,338)	(35.3)%
Net revenue	124,740	181,070	(56,330)	(31.1)%
Segment (loss) income before income taxes	(30,279)	12,976	(43,255)	(333.3)%
Canada POS Lending – constant currency basis:
Revenues	$42,798	20,309	$22,489	110.7%
Net revenue	27,248	11,595	15,653	135.0%
Segment loss before income taxes	(7,657)	(10,534)	2,877	(27.3)%

We calculated gross loans receivable for our reportable segments below as of March 31, 2023 using the actual exchange rate as of December 31, 2022 (in thousands).

	March 31,	December 31,	Change
	2023	2022	$	%
Direct Lending – constant currency basis:
Gross loans receivable	$1,205,786	$1,254,395	$(48,609)	(3.9)%
Canada POS Lending – constant currency basis:
Gross loans receivable	$846,717	$833,438	$13,279	1.6%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are (i) cash provided by operations and (ii) our revolving credit facilities and our non-recourse funding facilities, as further described in Note 6, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements. Historically, we also used funds from third-party lenders under our CSO programs. As a result of the sale of the Legacy U.S. Direct Lending Business on July 8, 2022, we no longer guarantee loans originated by third-party lenders through CSO programs.

We anticipate that our primary use of cash will be to fund growth in our working capital, finance capital expenditures to further our business strategy in both the U.S. and Canada and meet our debt obligations. In March 2023, the Company's Board of Directors terminated a previously announced $25.0 million share repurchase program. There were no repurchases under this program. Refer to Note 15, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for further details of the program. The Board of Directors suspended the quarterly dividend payment in October 2022.

Our level of cash flow provided by operating activities typically experiences seasonal fluctuations related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices (as we did during the COVID-19 pandemic), which has the effect of reducing cash outflow requirements while maintaining cash inflows through loan repayments.

We may also sell or securitize our assets, draw on our available revolving credit facilities or lines of credit, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "Cash Flows" below and other factors resulted in our available unrestricted cash on hand of $54.9 million as of March 31, 2023. We believe our cash on hand and available borrowings provide us with sufficient liquidity for at least the next 12 months.

As of March 31, 2023, we were in compliance with or have received waivers of all financial ratios, covenants and other requirements in our debt agreements. Refer Note 16 - Subsequent Events for further information.

We have no additional material commitments or demands that are likely to affect our liquidity.

Debt Capitalization Summary
(in thousands, except capacity, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Balance as of March 31, 2023 (in USD)
7.50% Senior Secured Notes (due 2028) (2)	$1.0 billion	7.50%	August 1, 2028	$983,553
Heights SPV	$425.0 million	1-Mo SOFR + 4.25%	July 15, 2025	403,696
First Heritage SPV	$225.0 million	1-Mo SOFR + 4.25%	July 13, 2025	170,050
Flexiti SPV(1)	C$535.0 million	Weighted average interest rate (3)(4) 8.27%	September 29, 2025	351,543
Flexiti Securitization(1)	C$526.5 million	1-Mo CDOR + 3.59%)(5)	December 9, 2025	387,314
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	291,107
Senior Revolver	$40.0 million	1-Mo SOFR + 5.00%	August 31, 2023	40,000
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of March 31, 2023 are denominated in U.S. dollars.
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
(4) Swapped to fixed rate via interest rate swap hedging arrangement that terminates on September 29, 2025 for Flexiti SPV and December 9, 2025 for Flexiti Securitization.
Refer to Note 6, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(4,143)	$83,733
Net cash provided by (used in) investing activities	7,006	(187,670)
Net cash provided by financing activities	9,091	110,322

Three Months Ended December 31, 2023 and 2022

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.1 million, which is primarily attributable to a net loss of $59.5 million and changes in our operating assets and liabilities of $47.8 million, offset by the effect of non-cash reconciling items of $103.1 million. Our non-cash reconciling items of $103.1 million primarily included $62.9 million of provision for losses, $19.7 million of deferred income taxes and $9.0 million of depreciation and amortization. Our changes in operating assets and liabilities of $47.8 million were primarily related to $37.4 million of lower accrued interest on our gross loans receivable and $18.4 million of lower accrued interest on debt due to the timing of interest payments, offset by $4.7 million of higher accounts payable and accrued liabilities as a result of timing on certain accrual settlements and $3.5 million of higher prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $7.0 million, primarily due to net repayment of loans of $19.1 million, offset by cash to purchase $10.0 million of property, equipment and software and a $2.0 million reduction to the gain on sale from the divestiture of U.S. Legacy Direct Lending business in July 2022 based on expected uncollectible amounts.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $9.1 million primarily due to $12.4 million of net proceeds from our non-recourse debt facilities, partially offset by $2.2 million in debt issuance costs paid.
Critical Accounting Policies and Estimates

We describe our critical accounting estimates used in the preparation of our consolidated financial statements in Part II - Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates, in our 2022 Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:
•ACL,
•business combinations and considerations and
•goodwill.

There has been one change in our critical accounting policies from those disclosed in our Annual Report on 2022 Form 10-K related the Company's adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022.

Allowance for Credit Losses

The Company adopted ASC 326 for measurement of current expected credit losses on January 1, 2023. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's remaining expected life, adjusted for prepayments, utilizing quantitative and qualitative factors. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions - both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life after the forecasted period using an approach that reverts to historical credit loss information.

The Company begins its determination of credit losses by determining loan groups of similar qualitative criteria. The Company identified seven loan groups based on qualitative factors including, financial asset type, loan term, size, geographic location and risk ratings. The loan groups are further disaggregated and analyzed by number of days past due. The Company selected a static pool Probability of Default (“PD”) / Loss Given Default (“LGD”) / Exposure at Default ("EAD") model to estimate its base allowance for credit losses, in which the estimated loss is equal to the product of PD, LGD and EAD. Each of these methods use historical loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the Company’s ACL model. The Company reviews macroeconomic forecasts to use in its ACL. The projected change in creditworthiness is modeled using Congressional Budget Office data, such as unemployment rate, labor participation rate and personal income. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations.

As loans receivable are originated, provisions for credit losses are recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the remaining expected life of the finance receivables. Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the loans receivable’s expected life. The Company uses its historical loss experience and macroeconomic factors to forecast expected credit losses.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2022, as described in our 2022 Form 10-K except for the following:

Canada Regulations

Unsecured Installment Loans, Revolving LOC Loans and POS/BNPL Products

Unsecured Installment loans, Revolving LOC loans and POS/BNPL products are regulated at both the federal and provincial level in Canada. At the federal level, such lending products are subject to the criminal rate of interest provisions of the Criminal Code, which prohibits receiving (or entering into an agreement to receive) interest at an Effective Annual Rate that exceed 60% on the credit advanced under the loan agreement. These provisions have been in place since 1980. In March 2023, the federal government of Canada announced, in connection with its proposed federal budget, its intent to introduce legislation to reduce the maximum allowable rate of interest under its criminal code from an Effective Annual Rate of 60%, or annual percentage rate of 47%, to 35%. While a draft of the 2023 Budget includes language effectuating this change, as with any proposals or plans by governmental agencies, there will be a process undertaken before any final rule or law is adopted and any such final rule or law may differ materially from that proposed. In addition, there may be an implementation period before the industry will need to adhere to the new law. However, we expect this legislation, if adopted in its current form, would adversely affect the pricing for newly originated loans and may require us to reevaluate our underwriting criteria. We expect that our results of operations would be adversely impacted as a result. See the Risk Factors in our 2022 Form 10-K for more information on how changes in regulations such as this change can adversely impact our business.

We are also subject to provincial legislation that requires lenders to provide cost of credit disclosures and extend consumer protection rights to customers, such as prepayment rights, and prohibits the charging of certain default fees.

In addition. some provinces have enacted legislation that regulates high-cost lenders. These laws define a high-cost credit product and require licensing and additional consumer protection oversight.

Single-Pay

Canadian federal legislation exempts from the criminal rate of interest provisions of the Criminal Code cash advance loans of $1,500 or less if the term of the loan is 62 days or less (“payday loans”) and the lender is licensed under provincial legislation as a short-term cash advance lender and the province has been designated under the Criminal Code. In March 2023, the federal government of Canada announced in connection with its proposed Federal budget its intent to introduce legislation that would cap the amount of interest that lenders can charge for payday loans. Similar to the above, we await final language and effective date decisions by the Canadian government.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about our market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in our 2022 Form 10-K. There have been no material changes to the quantitative and qualitative information presented therein.

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

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2023, the Company has excluded the operations of First Heritage as permitted by the guidance issued by the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The First Heritage acquisition was completed on July 13, 2022. As of March 31, 2023, First Heritage's assets represented approximately 8.3% of the Company’s consolidated assets and its total revenues represented approximately 11.5% of the Company’s consolidated revenues for the three months ended March 31, 2023.

See Note 13,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Heights and First Heritage and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

In connection with our adoption of CECL effective January 1, 2023, we have designed certain new controls and procedures as well as modified certain existing controls. These additional controls involve expanded controls over loan level data, the review of qualitative factors and the selection of a macroeconomic forecast.

The Company is working to integrate First Heritage into its overall internal control over financial reporting processes. See Note 13,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details. Except for changes made in connection with the integration of First Heritage and CECL, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 7, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

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
•requiring the use of a substantial portion of our cash flow from operations to pay principal and interest payments on our debt, especially in a prolonged high interest rate environment, which reduces funds available for other operational and strategic purposes;
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

If our cash flows and capital resources are insufficient to fund our debt obligations, or if we confront regulatory uncertainty or challenges in debt capital markets, we may not be able to make interest and principal payments due under our existing indebtedness and we may be required to refinance our indebtedness prior to maturity. There is no assurance that we will be able to refinance our indebtedness on commercially acceptable terms, or at all. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest or other debt capital expense. A refinancing could also require us to comply with more onerous covenants on our business operations, enter into unfavorable amendments to the agreements governing our outstanding indebtedness or offer additional security interests. If we are unable to refinance our indebtedness prior to maturity we will be required to pursue alternative measures that could include restructuring our current indebtedness, selling all or a portion of our business or assets, seeking additional capital, reducing or delaying capital expenditures or taking other steps to address obligations under the terms of our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales or issuer repurchases of our common stock during the period covered by this Quarterly Report on Form 10-Q.

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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 10, 2023, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2023                CURO Group Holdings Corp.

By:	/s/ Ismail Dawood
Ismail Dawood
Chief Financial Officer