Form 10-Q
period 2023-06-30
CURO Group Holdings Corp.
filed 2023-08-03
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of July 28, 2023 there were 41,249,956 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q
SECOND QUARTER ENDED JUNE 30, 2023

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023
1.0L 18.00% Senior Secured Term Loan	$150.0 million first lien credit facility, executed in May 2023, which matures in August 2027
1.5L 7.50% Senior Secured Notes	$682.3 million of the 7.50% Senior Secured Notes which participated in the May 2023 Exchange Agreement
2.0L 7.50% Senior Secured Notes	$317.7 million aggregate principal amount of the 7.50% Senior Secured Notes which did not participate in the May 2023 Exchange Agreement
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
ABL	Asset-Backed Lending
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
Canada SPV	A revolving credit facility with capacity up to C$400.0 million
Canada SPV II	A revolving credit facility with capacity up to C$110.0 million
CECL	Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CDOR	Canadian Dollar Offered Rate
CODM	Chief Operating Decision Maker
CSO	Credit services organization
CURO Canada	CURO Canada Corp., a wholly-owned Canadian subsidiary of the Company
DTA	Deferred Tax Asset
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Heritage	First Heritage Credit, LLC, a wholly-owned U.S. subsidiary of the Company, which we acquired in July 2022
First Heritage SPV	A revolving credit facility with capacity up to $225.0 million
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired on March 10, 2021
Flexiti Securitization	A revolving credit facility with capacity up to C$526.5 million
Flexiti SPV	A revolving credit facility with capacity up to C$535.0 million
Form 10-Q	This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023
Heights	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired in December 2021
Heights SPV	A revolving credit facility with capacity up to $425.0 million
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
Legacy U.S. Direct Lending Business	U.S. Direct Lending operating under the Speedy Cash, Rapid Cash and Avio Credit brands, sold to Community Choice Financial in July 2022
May 2023 Exchange Agreement	Exchange Agreement, dated as of May 15, 2023, by and among the Company, the obligors and holders identified therein
NCO	Net charge-off; which equals total charge-offs less total recoveries
POS	Point-of-sale
ROU	Right of use

Term or abbreviation	Definition
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $40.0 million, which was paid off by proceeds from the 1.0L 18.0% Senior Secured Term Loan in May 2023
SOFR	Secured Overnight Financing Rate
SPV	Special Purpose Vehicle
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023 (unaudited)	December 31, 2022

ASSETS
Cash and cash equivalents	$112,531	$73,932
Restricted cash (includes restricted cash of consolidated VIEs of $75,298 and $52,277 as of June 30, 2023 and December 31, 2022, respectively)	109,484	91,745
Gross loans receivable (includes loans of consolidated VIEs of $2,049,735 and $1,964,275 as of June 30, 2023 and December 31, 2022, respectively)	2,139,865	2,087,833
Less: Allowance for credit losses (includes allowance for credit losses of consolidated VIEs of $257,506 and $108,451 as of June 30, 2023 and December 31, 2022, respectively)	(272,615)	(122,028)
Loans receivable, net	1,867,250	1,965,805
Income taxes receivable	20,854	21,918
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $15,702 and $12,908 as of June 30, 2023 and December 31, 2022, respectively)	44,518	53,057
Property and equipment, net	28,418	31,957
Investment in Katapult	18,368	23,915
Right of use asset - operating leases	56,021	61,197
Deferred tax assets (includes deferred tax assets of consolidated VIEs of $22,082 and $17,027 as of June 30, 2023 and December 31, 2022, respectively)	54,102	49,893
Goodwill	277,069	276,269
Intangibles, net	133,947	123,677
Other assets	22,275	15,828
Total Assets	$2,744,837	$2,789,193
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $11,338 and $13,571 as of June 30, 2023 and December 31, 2022, respectively)	$78,343	$73,827
Deferred revenue (includes deferred revenue of consolidated VIEs of $28 and $31 as of June 30, 2023 and December 31, 2022, respectively)	36,793	32,259
Lease liability - operating leases	56,585	62,847
Contingent consideration related to acquisition	18,499	16,884
Income taxes payable	788	—
Accrued interest (includes accrued interest of consolidated VIEs of $7,974 and $7,023 as of June 30, 2023 and December 31, 2022, respectively)	39,306	38,460
Debt (includes debt and issuance costs of consolidated VIEs of $1,663,513 and $23,058 as of June 30, 2023 and $1,609,427 and $20,047 as of December 31, 2022, respectively)	2,772,872	2,607,314
Other long-term liabilities	10,016	11,736
Deferred tax liabilities	8	—
Total Liabilities	3,013,210	2,843,327
Commitments and contingencies (Note 7)
Stockholders' (Deficit) Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,840,136 and 50,216,165 shares issued; and 41,142,023 and 40,518,052 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 shares	(136,832)	(136,832)
Paid-in capital	127,939	124,483
(Accumulated deficit)/retained earnings	(227,900)	4,268
Accumulated other comprehensive loss	(31,603)	(46,076)
Total Stockholders' Deficit	(268,373)	(54,134)
Total Liabilities and Stockholders' (Deficit) Equity	$2,744,837	$2,789,193
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest and fees revenue	$178,986	$278,331	$358,423	$543,287
Insurance and other income	30,257	26,073	60,293	51,313
Total revenue	209,243	304,404	418,716	594,600
Provision for losses	79,598	129,546	142,530	227,077
Net revenue	129,645	174,858	276,186	367,523
Operating Expenses
Salaries and benefits	61,346	82,427	126,151	162,156
Occupancy	11,267	17,507	22,939	34,544
Advertising	2,131	12,707	4,306	23,207
Direct operations	15,466	20,293	28,558	40,567
Depreciation and amortization	9,141	8,672	18,162	18,486
Other operating expense	8,796	18,787	26,229	35,163
Total operating expenses	108,147	160,393	226,345	314,123
Other expense (income)
Interest expense	66,101	42,193	125,044	80,534
Loss (gain) from equity method investment	2,134	1,328	5,547	(256)
Extinguishment or modification of debt costs	8,864	—	8,864	—
Loss on change in fair value of contingent consideration	—	4,014	2,728	3,750
Gain on sale of business	—	—	2,027	—
Miscellaneous expenses	1,435	—	1,435	—
Total other expense	78,534	47,535	145,645	84,028
Loss before income taxes	(57,036)	(33,070)	(95,804)	(30,628)
Provision (benefit) for income taxes	2,291	(6,990)	22,994	(5,884)
Net loss	$(59,327)	$(26,080)	$(118,798)	$(24,744)

Basic loss per share:
Basic loss per share	$(1.45)	$(0.65)	$(2.91)	$(0.61)
Diluted loss per share	$(1.45)	$(0.65)	$(2.91)	$(0.61)

Weighted average common shares outstanding:
Basic	41,002	40,376	40,893	40,372
Diluted	41,002	40,376	40,893	40,372

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(59,327)	$(26,080)	$(118,798)	$(24,744)
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges, net of tax	8,836	—	6,086	—
Foreign currency translation adjustment, net of tax	8,357	(10,520)	8,387	(3,887)
Other comprehensive income (loss), net of tax	17,193	(10,520)	14,473	(3,887)
Comprehensive loss	$(42,134)	$(36,600)	$(104,325)	$(28,631)

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI	Total Stockholders' Deficit
	Shares Outstanding	Par Value
Balances at December 31, 2022	40,518,052	$23	$(136,832)	$124,483	$4,268	$(46,076)	$(54,134)
Cumulative effect of Adoption of ASU 2016-13, net of tax	—	—	—	—	(113,019)	—	(113,019)
Net loss	—	—	—	—	(59,471)	—	(59,471)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,720)	(2,720)
Dividends	—	—	—	—	(326)	—	(326)
Share-based compensation expense	—	—	—	1,636	—	—	1,636
Net settlement of share-based awards	441,995	—	—	(782)	—	—	(782)
Balances at March 31, 2023	40,960,047	$23	$(136,832)	$125,337	$(168,548)	$(48,796)	$(228,816)
Net loss	—	—	—	—	(59,327)	—	(59,327)
Other comprehensive income, net of tax	—	—	—	—	—	17,193	17,193
Dividends	—	—	—	—	(25)	—	(25)
Share-based compensation expense	—	—	—	2,618	—	—	2,618
Net settlement of share-based awards	181,976	—	—	(16)	—	—	(16)
Balances at June 30, 2023	41,142,023	$23	$(136,832)	$127,939	$(227,900)	$(31,603)	$(268,373)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Other comprehensive income, net of tax	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787
Net loss	—	—	—	—	(26,080)	—	(26,080)
Other comprehensive loss, net of tax	—	—	—	—	—	(10,520)	(10,520)
Dividends	—	—	—	—	(4,434)	—	(4,434)
Share-based compensation expense	—	—	—	4,415	—	—	4,415
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	108,969	—	—	(588)	—	—	(588)
Balance at June 30, 2022	40,457,751	$23	$(136,832)	$119,156	$169,498	$(36,265)	$115,580

See the accompanying Notes to unaudited Condensed Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(118,798)	$(24,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,162	18,487
Provision for losses	142,530	227,077
Amortization of debt issuance costs and bond discount	8,799	4,302
Extinguishment or modification of debt costs	8,864	—
Deferred income tax benefit	17,489	(679)
(Gain) loss on disposal of property and equipment	(20)	37
Loss (gain) from equity method investment	5,547	(256)
Change in fair value of contingent consideration	2,728	3,750
Share-based compensation	4,254	8,509
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(35,060)	10,677
Prepaid expenses and other assets	8,004	(16)
Accounts payable and accrued liabilities	(5,835)	(36,460)
Deferred revenue	4,534	6,105
Income taxes payable	778	(979)
Income taxes receivable	1,064	(14,739)
Accrued interest	846	730
Other long-term liabilities	(2,081)	(592)
Net cash provided by operating activities	61,805	201,209
Cash flows from investing activities:
Purchase of property, equipment and software	(21,840)	(22,249)
Loans receivable originated or acquired	(810,037)	(1,076,961)
Loans receivable repaid	737,285	613,718
Divestiture of Legacy U.S. Direct Lending Business, net of cash provided	(2,027)	—
Net cash used in investing activities	(96,619)	(485,492)
Cash flows from financing activities
Proceeds from SPV facilities	217,796	640,931
Payments on SPV facilities	(215,463)	(340,903)
Debt issuance costs paid	(27,722)	(587)
Proceeds from credit facilities	155,000	69,304
Payments on credit facilities	(40,000)	(69,193)
Payments to net share settle equity awards	(798)	(2,872)
Repurchase of common stock	—	(13,531)
Dividends paid to stockholders	(351)	(9,226)
Net cash provided by financing activities	88,462	273,923
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,690	1,299
Net increase (decrease) in cash, cash equivalents and restricted cash	56,338	(9,061)
Cash, cash equivalents and restricted cash at beginning of period	165,677	162,075
Cash, cash equivalents and restricted cash at end of period	$222,015	$153,014

See the accompanying Notes to unaudited Condensed Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and 2022 to the cash, cash equivalents and restricted cash used in the Statement of Cash Flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$112,531	$37,394
Restricted cash (includes restricted cash of consolidated VIEs of $75,298 and $54,728 as of June 30, 2023 and June 30, 2022, respectively)	109,484	97,465
Cash classified as held for sale ($10,240 cash and cash equivalents and $7,915 restricted cash)	—	18,155
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$222,015	$153,014
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

The Company is a tech-enabled, omni-channel consumer finance company serving customers in the U.S. and Canada for over 25 years. Our roots in the consumer finance market run deep. We have worked diligently to provide customers a variety of convenient, easily accessible financial services. Our decades of alternative data power a hard-to-replicate underwriting and scoring engine, mitigating risk across the full spectrum of credit products.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP and the accounting policies described in its 2022 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2023.

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC, which allows registrants to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of June 30th. The Company met the definition of an SRC as of June 30, 2023 and will evaluate its status as of June 30, 2024.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.

Revised Presentation

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

Beginning January 1, 2023, the Company renamed the previously reported Allowance for loan losses to Allowance for credit losses on the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries, including First Heritage, which we acquired on July 13, 2022. Refer to Note 13, "Acquisitions and Divestiture" for further disclosures related to this acquisitions. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Some estimates may also affect the reported amounts of revenues and expenses during the periods presented. Significant estimates that the Company made in the accompanying unaudited Condensed Consolidated Financial Statements include ACL, certain assumptions related to equity investments, goodwill and intangibles, accruals related to self-insurance, estimated tax liabilities and the accounting for acquisitions. Actual results may differ from those estimates.

Allowance for Credit Losses

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The FASB has changed the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard effective January 1, 2023. The initial impact of adoption was a $100.0 million increase to accumulated deficit ($135.2 million increase to the ACL, net of $35.2 million in taxes). For the three months ended March 31, 2023, we recorded a valuation allowance against the U.S. DTAs. See Note 8 - Income Taxes for further information. As a result, the Company decreased the tax impact to Accumulated deficit by $13.0 million as a result of the valuation allowance for the three months ended March 31, 2023. As of adoption on January 1, 2023, the impact of CECL was recorded as a $113.0 million increase to Accumulated deficit ($135.2 million increase to the ACL, net of $22.2 million in taxes). The ACL on gross loans receivables reduces the outstanding gross loans receivables balance in the unaudited Condensed Consolidated Balance Sheets. After adoption, all changes in the ACL, net of charge-offs and recoveries, are recorded as “Provision for losses” in the unaudited Condensed Consolidated Statements of Operations.

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

The change affects comparability to prior periods as follows:
•Gross loans receivable: balances as of June 30, 2023 include $20.9 million of the Direct Lending brands in Canada loans that are between 91 and 180 days past-due with related accrued interest, while such balances for prior periods do not include any loans that are between 91 and 180 days past-due.
•Revenues: for the three and six month periods ended June 30, 2023, revenues include accrued interest on the Direct Lending brands in Canada loans between 91 and 180 days past-due of $0.3 million and $2.5 million respectively, while revenues in prior periods do not include any loans that are between 91 and 180 days past-due.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Provision for Losses: effective January 1, 2023, past-due, unpaid balances plus related accrued interest on the Direct Lending brands in Canada loans charge off on day 181. Provision expense is affected by NCOs plus changes to the required ACL. Because NCOs now include unpaid principal and up to 180 days of related accrued interest, as compared to prior periods, NCO amounts and rates are higher and the required ACL as a percentage of gross loans receivable is higher. The Company recognized $26.9 million and $36.7 million in charge offs related to the Direct Lending brands in Canada loans for the three and six months ended June 30, 2023 and, absent the policy change, would have recognized $28.2 million and $57.5 million for the three and six months ended June 30, 2023 in gross charge offs on those loans.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a customer results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a customer experiencing financial difficulties. Additionally, the amendments require disclosure of gross charge-off information by year of origination in the vintage disclosures. The Company adopted this guidance as of January 1, 2023 using the modified retrospective method. Adoption of this standard did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

As result of the adoption of ASU 2016-13, several of our significant accounting policies have changed to reflect the requirements of the new standard. See above for these updated significant accounting policies as of January 1, 2023.

ASU 2021-08

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC 606, Revenue from Contracts with Customers. The adoption of ASU 2021-08 at January 1, 2023 did not have a material effect on the Company's unaudited Condensed Consolidated Financial Statements.

NOTE 2 – LOANS RECEIVABLE AND REVENUE

Effective with the sale of the Legacy U.S. Direct Lending Business on July 8, 2022, the Company no longer guarantees loans originated by third-party lenders through CSO programs. The Company presents activity from these loans in the below tables, based on historical practice and for comparability purposes.

The following table summarizes revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revolving LOC	$86,703	$96,583	$170,928	$187,606
Installment	92,283	181,748	187,495	355,681
Total interest and fees revenue	178,986	278,331	358,423	543,287
Insurance and other income	30,257	26,073	60,293	51,313
Total revenue	$209,243	$304,404	$418,716	$594,600

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023
	Revolving LOC	Installment	Total
Current loans receivable	$1,256,338	$634,077	$1,890,415
1-30 days past-due	51,799	59,558	111,357
Delinquent:
31-60 days past-due	23,159	17,799	40,958
61-90 days past-due	15,969	12,464	28,433
91 + days past-due	37,887	30,815	68,702
Total delinquent loans receivable	77,015	61,078	138,093
Total loans receivable	1,385,152	754,713	2,139,865
Less: allowance for credit losses	(187,973)	(84,642)	(272,615)
Loans receivable, net	$1,197,179	$670,071	$1,867,250

	December 31, 2022
	Revolving LOC	Installment	Total
Current loans receivable	$1,194,554	$649,262	$1,843,816
1-30 days past-due	46,956	76,709	123,665
Delinquent:
31-60 days past-due	17,677	21,480	39,157
61-90 days past-due	12,190	14,143	26,333
91 + days past-due	13,138	41,724	54,862
Delinquent loans receivable	43,005	77,347	120,352
Total loans receivable	1,284,515	803,318	2,087,833
Less: allowance for credit losses	(78,815)	(43,213)	(122,028)
Loans receivable, net	$1,205,700	$760,105	$1,965,805

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize activity in the ACL (in thousands) for the three and six months ended June 30, 2023, including the impact of the adoption of ASU 2016-13 as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations":

	Three Months Ended June 30, 2023
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$175,101	$84,858	$—	$259,959
Charge-offs	(40,600)	(45,400)	(1,644)	(87,644)
Recoveries	7,814	9,929	149	17,892
Net charge-offs	(32,786)	(35,471)	(1,495)	(69,752)
Provision for losses	42,932	35,171	1,495	79,598
Effect of foreign currency translation	2,726	84	—	2,810
Balance, end of period	$187,973	$84,642	$—	$272,615

	Six Months Ended June 30, 2023
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period, prior to adoption of ASU 2016-13	$78,815	$43,213	$—	$122,028
Impact of adoption of ASU 2016-13	83,646	51,566	—	135,212
Balance, January 1, 2023	162,461	94,779	—	257,240
Charge-offs	(64,872)	(96,920)	(3,644)	(165,436)
Recoveries	14,133	20,371	464	34,968
Net charge-offs	(50,739)	(76,549)	(3,180)	(130,468)
Provision for losses	73,039	66,311	3,180	142,530
Effect of foreign currency translation	3,212	101	—	3,313
Balance, end of period	$187,973	$84,642	$—	$272,615

The following table presents an analysis of the activity in the ACL and the liability for losses on CSO lender-owned consumer loans (in thousands) for the three and six months ended June 30, 2022, prior to the adoption of ASU 2016-13, as defined by the accounting guidance in effect at that time:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2022
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$71,325	$26,843	$1,390	$99,558
Charge-offs	(42,706)	(67,713)	(4,498)	(114,917)
Recoveries	8,761	27,823	480	37,064
Net charge-offs	(33,945)	(39,890)	(4,018)	(77,853)
Provision for losses	40,435	58,172	2,628	101,235
Effect of foreign currency translation	(2,687)	(68)	—	(2,755)
Balance, end of period	$75,128	$45,057	$—	$120,185

Liability for losses on CSO lender-owned consumer loans (1):
Balance, beginning of period	$—	$7,166	$—	$7,166
Decrease in liability	—	917	—	917
Balance, end of period	$—	$8,083	$—	$8,083
(1) The CSO program guarantee liability was classified as Held for Sale.

	Six Months Ended June 30, 2022
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$68,140	$19,420	$—	$87,560
Charge-offs	(85,093)	(126,922)	(6,311)	(218,326)
Recoveries	16,776	58,736	1,033	76,545
Net charge-offs	(68,317)	(68,186)	(5,278)	(141,781)
Provision for losses	77,882	93,858	5,278	177,018
Effect of foreign currency translation	(2,577)	(35)	—	(2,612)
Balance, end of period	$75,128	$45,057	$—	$120,185

Liability for losses on CSO lender-owned consumer loans (1):
Balance, beginning of period	$—	$6,908	$—	$6,908
Decrease in liability	—	1,175	—	1,175
Balance, end of period	$—	$8,083	$—	$8,083
(1) The CSO program guarantee liability was classified as Held for Sale.

Credit Quality Indicators for Revolving LOC and Installment Loans

The credit quality of the Company's gross loans receivable is dependent on the Company's ability to enforce sound underwriting standards, maintain diligent servicing of the portfolio and respond to changing economic conditions. The Company uses loan type and loan delinquency as key data points in determining the ACL. Delinquencies are an indicator of credit quality at a point in time. A loan balance is considered delinquent when contractual payments on the loan become more than 30 days past due. This indicator is important to understand the overall credit performance of the Company's customers and their ability to repay.

The tables below presents key credit quality indicators, by origination year for installment loans, as of and for the three and six months ended June 30, 2023 (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Gross loans receivables by origination year, as of June 30, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past due	Total Delinquent	Total Loans Receivable
Revolving LOC	$1,256,338	$51,799	$23,159	$15,969	$37,887	$77,015	$1,385,152
Installment loans
2023	$339,302	$23,445	$6,223	$3,754	$3,964	$13,941	$376,688
2022	237,504	26,211	8,683	6,761	21,533	36,977	300,692
2021	51,770	8,724	2,587	1,807	4,684	9,078	69,572
2020	4,692	1,087	270	121	380	771	6,550
2019	448	82	22	14	46	82	612
Prior	361	9	14	7	208	229	599
Total installment loans	$634,077	$59,558	$17,799	$12,464	$30,815	$61,078	$754,713
Total loans receivables	$1,890,415	$111,357	$40,958	$28,433	$68,702	$138,093	$2,139,865

Activity by origination year
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Gross charge offs	Gross recoveries	Net charge-offs	Gross charge offs	Gross recoveries	Net charge-offs
Revolving LOC	$(40,600)	$7,814	$(32,786)	$(64,872)	$14,133	$(50,739)
Installment loans
2023	$(10,090)	$5,607	$(4,483)	$(17,108)	$9,069	$(8,039)
2022	(30,088)	1,161	(28,927)	(63,625)	4,549	(59,076)
2021	(4,508)	1,055	(3,453)	(14,320)	2,210	(12,110)
2020	(373)	457	84	(1,180)	1,052	(128)
2019	(38)	458	420	(116)	1,019	903
Prior	(303)	1,191	888	(571)	2,472	1,901
Total installment loans	$(45,400)	$9,929	$(35,471)	$(96,920)	$20,371	$(76,549)
Total loans receivables	$(86,000)	$17,743	$(68,257)	$(161,792)	$34,504	$(127,288)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Delinquent and Non-accrual Loans

The accrual of interest revenue on loans receivable is generally suspended when it has been 90 days past due for Direct Lending, 180 days past due for Canada POS Lending or due to statutory requirements. If a loan is charged off, the accrued interest is charged against the allowance. The Company inherently considers non-accrual loans in its estimate of the ACL.

The following table provides information on our delinquent and non-accrual loans (in thousands):

	June 30, 2023
	31-60 days past-due	61-90 days past-due	91 + days past-due	Total past due	90 or more days delinquent and accruing	Total non-accruing (1)
Revolving LOC	$23,159	$15,969	$37,887	$77,015	$22,551	$17,805
Installment	17,799	12,464	30,815	61,078	2,554	32,046
Total delinquent loans	$40,958	$28,433	$68,702	$138,093	$25,105	$49,851
Percentage of total loan receivables	1.9%	1.3%	3.2%	6.5%	1.2%	2.3%
(1) The gross interest income that was recognized related to non-accruing loans was $0.9 million and $5.7 million for the three and six months ended June 30, 2023.

As of December 31, 2022, Revolving LOC and Installment loans classified as non-accrual were $5.3 million and $54.6 million, respectively.

Loan Modifications to Customers Experiencing Financial Difficulty

The Company adopted ASU 2022-02 as of January 1, 2023 on a modified retrospective basis through a cumulative adjustment to retained earnings. The new guidance is applicable for all loans modified to customers experiencing financial difficulties as of the beginning of 2023. Following the adoption of this guidance, we evaluate all loan receivables modifications according to the accounting guidance to determine whether such loan modification should be accounted for as a new loan or a continuation of the existing loan. The Company offers loan modifications to customers experiencing financial difficulty through forgiveness of unpaid principal and accrued interest balances, and reduction of interest rates.

The following table provides information on the financial effect of the loan modifications to customers experiencing financial difficulty in the period during the period presented (in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Amount	% of Loan Receivables	Amount	% of Loan Receivables
Revolving LOC modifications
Principal / accrued interest forgiven	$760	—%	$1,307	0.1%
Weighted average interest rate reduction	23.23%		23.23%
Installment modifications
Principal / accrued interest forgiven	1	—%	46	—%
Total principal/ accrued interest modifications	$761	—%	$1,353	0.1%

Performance of Loans Modified to Customers Experiencing Financial Difficulty

The following table provides information on the performance of loans modified to customers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain outstanding at June 30, 2023 (in thousands):

	Amortized Cost Basis, as of June 30, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past-due	Total delinquent
Revolving LOC	$22,853	$4,106	$2,124	$1,564	$3,283	$6,971
Installment	35	22	11	17	94	122
Total delinquent modified loans	$22,888	$4,128	$2,135	$1,581	$3,377	$7,093
Percentage of total loan receivables	1.1%	0.2%	0.1%	0.1%	0.2%	0.3%

Payment Defaults

The following table presents the type, number and amount of loans to customers experiencing financial difficulty that modified their loans between January 1, 2023 and June 30, 2023, and experienced a payment default as evidenced by a charged-off loan during the period presented (dollars in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Number of Accounts defaulted (charged-off)	Value of accounts defaulted (charged-off)	Number of Accounts defaulted (charged-off)	Value of accounts defaulted (charged-off)
Revolving LOC	169	$266	1,949	$269
Installment	21	192	176	247
Total defaults	190	$458	2,125	$516

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents TDRs that are related to the Company's Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ACL (in thousands) as of June 30, 2022:

As of June 30, 2022
Current TDR gross receivables	$13,686
Delinquent TDR gross receivables	5,214
Total TDR gross receivables	18,900
Less: Impairment included in the allowance for credit losses	(4,777)
Less: Additional allowance	(1,353)
Outstanding TDR receivables, net of impairment	$12,770

The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Pre-modification TDR loans receivable	$4,390	$7,254
Post-modification TDR loans receivable	4,046	6,404
Total concessions included in gross charge-offs	$344	$850

There were $3.1 million and $6.7 million of loans classified as TDRs that were charged off and included as a reduction in the ACL during the three and six months ended June 30, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Average outstanding TDR loans receivable	$17,773	$17,397
Interest income recognized	$3,991	$8,026
Number of TDR loans	2,773	6,197

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – VARIABLE INTEREST ENTITIES

As of June 30, 2023, the Company had six credit facilities, whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. See Note 6, "Debt" for additional details on each facility.

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

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Restricted cash	$75,298	$52,277
Loans receivable, net	1,792,229	1,855,824
Prepaid expenses and other	15,702	12,908
Deferred tax assets	22,082	17,027
Total Assets	$1,905,311	$1,938,036
Liabilities
Accounts payable and accrued liabilities	$11,338	$13,571
Deferred revenue	28	31
Accrued interest	7,974	7,023
Income Taxes Payable	9,828	7,850
Debt	1,640,455	1,589,380
Total Liabilities	$1,669,623	$1,617,855

NOTE 4 – GOODWILL

Goodwill

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2023 was as follows (in thousands):

	Direct Lending	Canada POS Lending	Total
Goodwill at December 31, 2022	$276,269	$—	$276,269
Foreign currency translation	800	—	800
Goodwill at June 30, 2023	$277,069	$—	$277,069

The Company tests goodwill at least annually for potential impairment, as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The potential indicators include, among various factors, declining sales, earnings or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" of the 2022 Form 10-K for additional information on the Company's policy for assessing goodwill for possible impairment.

During the fourth quarter of 2022, the Company performed a quantitative assessment for each of its reporting units. Management utilized the income and the guideline public company approaches, in equal weightings, in determining a fair value for each of the three reporting units for purposes of testing goodwill. The income approach estimates fair value using the present value of future cash flows, whereas the guideline public company approach estimates fair value using the fair value of publicly traded businesses in a similar line of business. As a result, the Company recognized non-cash pre-tax impairment charges of $107.8 million on the Legacy U.S. Direct Lending reporting unit and $37.4 million on the Canada POS Lending reporting unit during the year ended December 31, 2022, to write down the carrying values of goodwill. Management concluded that the estimated fair value of the

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Canada Direct Lending reporting unit, now included in the Direct Lending reporting unit, was greater than its carrying value, as of the annual assessment date; as such, no impairment charge was required.

In the three months ended March 31, 2023, the Company combined the Legacy U.S. Direct Lending and Canada Direct Lending reporting units into a single Direct Lending reporting unit. Refer to Note 12, "Segment Reporting" for further information. In the second quarter of 2023, the Company performed an interim review of triggering events for the Direct Lending reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary.

Heights Acquisition

The Company completed the acquisition of Heights on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. The Company recorded $11.8 million of net adjustments during fiscal year 2022, resulting in a goodwill balance of $265.7 million as of December 31, 2022, excluding the impairment charge on the Legacy U.S. Direct Lending reporting unit, now included in the Direct Lending reporting unit, recorded in the fourth quarter of 2022. See Note 13,"Acquisitions and Divestiture" for more information related to the business combination.

Legacy U.S. Direct Lending Business Divestiture

On July 8, 2022, the Company completed the divestiture of its Legacy U.S. Direct Lending Business to Community Choice Financial, for total sale proceeds of $349.2 million, net of working capital adjustments, comprised of $314.2 million of cash received at close and $35.0 million in cash payable in monthly installment payments over the subsequent 12 months. The divestiture resulted in a gain of $68.4 million during the year ended 2022 which was recorded in "Gain on sale of business" in the unaudited Consolidated Statement of Operations. The Company reduced the gain by $2.0 million for the six months ended June 30, 2023, based on expected uncollectible amounts. There was no change to the gain during the three months ended June 30, 2023. As part of the sale, $91.1 million of goodwill was written off. See Note 13,"Acquisitions and Divestiture" for more information related to the divestiture.

First Heritage Acquisition

On July 13, 2022, the Company completed the acquisition of First Heritage, a consumer lender that provides near-prime installment loans along with customary opt-in insurance and other financial products, for a total purchase price of $140.0 million in cash. Provisional goodwill was recorded at $75.4 million, excluding the impairment charge on the Legacy U.S. Direct Lending reporting unit, now included in the Direct Lending reporting unit, recorded in the fourth quarter 2022. No adjustments were recorded during the measurement period which resulted in a final goodwill balance of $75.4 million. See Note 13, "Acquisitions and Divestiture" for more information related to the business combination.

NOTE 5 – FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company is required to use valuation techniques that are consistent with the market approach, income approach and/or cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability based on observable market data obtained from independent sources, or unobservable inputs, meaning those that reflect the Company's judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available for the specific circumstances. Accounting standards establish a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.
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

Level 3 – Unobservable inputs reflecting the Company's judgments about the assumptions market participants would use in pricing the asset or liability as a result of limited market data. The Company develops these inputs based on the best information available, including its own data.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$5,931	$5,931	$—	$—	$5,931
Derivative asset	10,930	—	10,930	—	10,930
Financial liabilities:
Non-qualified deferred compensation plan	$4,372	$4,372	$—	$—	$4,372
Contingent consideration related to acquisition	18,499	—	18,499	—	18,499

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

Cash Surrender Value of Life Insurance and Non-qualified deferred compensation plan

The cash surrender value of life insurance is included in Other assets in the Company’s unaudited Condensed Consolidated Balance Sheets. The non-qualified deferred compensation plan offsetting liability is included in Accounts payable and accrued liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

Derivative Asset

The Company uses interest rate swaps to help manage interest rate risk exposure on variable-rate debt. The Company typically classifies these derivatives as Level 2, given that significant inputs can be observed in a liquid market and the model itself does not require significant judgment. During the year ended December 31, 2022, Flexiti entered into interest rate swaps with a counterparty to protect against the interest rate risk on the Flexiti Securitization variable-rate borrowing facility. Flexiti is required to hedge the variable interest rate aspect of the Flexiti SPV under the facility's credit agreement. The derivative asset is included in Other assets in the Company’s unaudited Condensed Consolidated Balance Sheet. For additional information on the interest rate swaps, refer to Note 6, "Debt."

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent consideration related to acquisition

In connection with the acquisition of Flexiti during the first quarter of 2021, the Company recorded a liability for contingent consideration based on the achievement of revenue less NCOs and loan origination targets over the two years following closing of the acquisition that could result in additional cash consideration up to $32.8 million to Flexiti's former stockholders. The fair value of the liability was estimated using the option-based income approach using a Monte Carlo simulation model discounted back to the reporting date. The significant unobservable inputs (Level 3) used to estimate the fair value included the expected future tax benefits associated with the acquisition, the probability that the risk adjusted-revenue and origination targets will be achieved and discount rates through December 31, 2022. The contingent consideration measured at fair value using unobservable inputs was initially recorded as $20.6 million as of March 31, 2021. The Company paid $1.0 million of the liability based on results through March 31, 2022. At December 31, 2022, the liability recorded was the expected payment based on the actual risk adjusted-revenue and origination targets achieved during the measurement period (Level 3), which ended on March 31, 2023. This liability was changed to a Level 2 estimated fair value at March 31, 2023, because the liability was based on achieved results and no longer includes a forecast component. The liability recorded was $18.5 million as of June 30, 2023. On July 20, 2023, the Company settled the liability. The liability is included in Contingent consideration related to acquisition in the Company’s unaudited Condensed Consolidated Balance Sheet. For additional information on Flexiti and the related contingent consideration, refer to Note 13, "Acquisitions and Divestiture."

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at June 30, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value June 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$112,531	$112,531	$—	$—	$112,531
Restricted cash	109,484	109,484	—	—	109,484
Loans receivable, net	1,867,250	—	—	1,867,250	1,867,250
Investment in Katapult	18,368	19,396	—	—	19,396
Financial liabilities:
1.0L 18.00% Senior Secured Term Loan	$148,249	$—	$—	$148,249	$148,249
1.5L 7.50% Senior Secured Notes	671,496	—	257,568	—	257,568
2.0L 7.50% Senior Secured Notes	312,672	—	70,688	—	70,688
Heights SPV	380,439	—	—	387,185	387,185
First Heritage SPV	155,926	—	—	159,473	159,473
Flexiti SPV	389,725	—	—	394,018	394,018
Flexiti Securitization	394,975	—	—	398,743	398,743
Canada SPV	249,377	—	—	251,884	251,884
Canada SPV II	70,013	—	—	72,210	72,210

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

1.0L 18.00% Senior Secured Term Loans, 1.5L 7.50% Senior Secured Notes, 2.0L 7.50% Senior Secured Notes, Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV, Canada SPV II and Senior Revolver

The fair value disclosures for the 1.5L 7.50% Senior Secured Notes and 2.0L 7.50% Senior Secured Notes as of June 30, 2023 and the 7.50% Senior Secured Notes as of December 31, 2022 were based on observable market trading data. The fair values of the 1.0L 18.00% Senior Secured Term Loans, Heights SPV, First Heritage SPV, Flexiti SPV, Flexiti Securitization, Canada SPV, Canada SPV II and Senior Revolver were based on the cash needed for their respective final settlements. Refer to Note 6, "Debt" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

Investment in Katapult
Balance at December 31, 2021	$27,900
Equity method income - Q1 2022	1,584
Balance at March 31, 2022	29,484
Equity method loss - Q2 2022	(1,328)
Balance at June 30, 2022	28,156
Equity method loss - Q3 2022	(2,309)
Balance at September 30, 2022	25,847
Equity method loss - Q4 2022	(1,932)
Balance at December 31, 2022	23,915
Equity method loss - Q1 2023	(3,413)
Balance at March 31, 2023	20,502
Equity method loss - Q2 2023	(2,134)
Balance at June 30, 2023	$18,368

The Company has an equity method investment in Katapult and records its share of earnings and losses on a one-quarter reporting lag. The Company recorded a loss of $2.1 million and $5.5 million for the three and six ended June 30, 2023 respectively, based on its share of Katapult’s earnings. The equity method investment is presented within "Investment in Katapult" on the unaudited Condensed Consolidated Balance Sheets.

The Company owns 23.4% of Katapult outstanding common stock as of June 30, 2023.

NOTE 6 – DEBT
The Company's debt instruments and balances outstanding as of June 30, 2023 and December 31, 2022, including maturity date, effective interest rate and borrowing capacity, subject to borrowing base limitations, were as follows (dollars in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	June 30, 2023	December 31, 2022
Corporate Debt:
1.0L 18.00% Senior Secured Term Loan	August 2, 2027	18.00%		$167,495	$—
1.5L 7.50% Senior Secured Notes	August 1, 2028	7.50%		682,298	—
2.0L 7.50% Senior Secured Notes	August 1, 2028	7.50%		317,702	—
7.5% Senior Secured Notes	August 1, 2028	7.50%		—	1,000,000
Total corporate debt				1,167,495	1,000,000
Funding Debt:
Heights SPV	July 15, 2025	1-Mo SOFR + 4.71%	$425.0 million	$387,185	$400,758
First Heritage SPV	July 13, 2025	1-Mo SOFR + 4.25%	$225.0 million	159,473	182,751
Flexiti SPV (1)	September 29, 2025	Weighted average interest rate (2)(3) 8.41%	C$535.0 million	394,018	343,565
Flexiti Securitization (1) (4)	December 9, 2025	1-Mo CDOR + 3.59% (3)	C$526.5 million	398,743	387,759
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	251,884	294,594
Canada SPV II	November 12, 2025	3-Mo CDOR + 8.00%	C$110.0 million	72,210	—
Senior Revolver (5)	N/A	1-Mo SOFR + 5.00%	$40.0 million	—	35,000
Total funding debt				$1,663,513	$1,644,427
Less: debt issuance costs				(58,136)	(37,113)
Total Debt				$2,772,872	$2,607,314
(1) Capacity amounts are denominated in Canadian dollars, whereas outstanding balances as of June 30, 2023 and December 31, 2022 are denominated in U.S. dollars. The exchange rate applied at June 30, 2023 was 0.7573 and the exchange rate at December 31, 2022 was 0.7365.

(2) The weighted average interest rate does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(3) Swapped to fixed-rate via interest rate swap hedging arrangement entered into on July 7, 2022 for Flexiti Securitization and October 11, 2022 for Flexiti SPV.
(4) The effective rate is 7.09%.
(5) On May 15, 2023, the Company utilized the proceeds from the $150.0 million 1.0L 18.00% Senior Secured Term Loan to pay off the Senior Revolver.

Corporate Debt

1.0 Lien 18.00% Senior Secured Term Loan

On May 15, 2023, the Company entered into a new $150.0 million first lien term loan, which matures on August 2, 2027. Interest is payable quarterly, in arrears, on March 31, June 30, September 30, and December 31, The principal loan balance and any unpaid accrued interest are due to the lender on the maturity date. The 1.0L 18.00% Senior Secured Term Loan are senior secured obligations of the Company and rank senior in right of payment to all of its existing and future unsecured senior debt. The 1.0L 18.00% Senior Secured Term Loan accrues interest at a rate of 18.0% per annum. The Company may elect to pay up to 12.00% per annum in kind during the first year following the closing and up to 9.00% per annum in kind thereafter. The Company elected to pay 12.00% interest in kind for the three month ended June 30, 2023. The 1.0L 18.00% Senior Secured Term Loan contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain certain liquidity levels. In connection with the 1.0L 18.00% Senior Secured Term Loan, financing costs of $19.2 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt. These costs are amortized over the term of the 1.0L 18.00% Senior Secured Term Loan as a component of IInterest expense.

7.50% Senior Secured Notes, 1.5L 7.50% Senior Secured Notes and 2.0L 7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December 2021, the Company issued an additional $250.0 million of 7.50% Senior Secured Notes, also maturing on August 1, 2028, to fund the acquisition of Heights. Refer to Note 13, "Acquisitions and Divestiture" for additional details. On May 15, 2023, the Company closed on an exchange agreement with approximately 68.2% of the 7.50% Senior Secured Notes holders, who agreed to exchange approximately $682.3 million aggregate principal amount of the 7.50% Senior Secured Notes for approximately $682.3 million of 1.5L 7.50% Senior Secured Notes due August 1, 2028. The 1.5L 7.50% Senior Secured Notes retain all the same terms and conditions of the 7.50% Senior Secured Notes except that they rank senior in lien priority to the remaining $317.7 million 2.0L 7.50% Senior Secured Notes.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 1.5L 7.50% Senior Secured Notes rank junior in right of payment to all existing and future secured debt of senior lien priority, the 1.0L 18.00% Senior Secured Term Loan, and are senior in right of payment to all other existing and future senior debt. No incremental Deferred Financing Costs were incurred in relation to the exchange of the 1.5L 7.50% Senior Secured Notes.

The 2.0L 7.50% Senior Secured Notes have a maturity of August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. The principal amount of the 2.0L 7.50% Senior Secured Notes is $317.7 million. The 2.0L 7.50% Senior Secured Notes rank junior in right of payment to all existing and future secured debt of senior lien priority, the 1.0L 18.00% Senior Secured Term Loan and 1.5L 7.50% Senior Secured Notes, and are senior in right of payment to all other existing and future senior debt. The 2.0L 7.50% Senior Secured Notes retain all other terms and conditions of the 7.50% Senior Secured Notes.

In connection with the 7.50% Senior Secured Notes, financing costs of $15.8 million were capitalized, net of amortization, and included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt. These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of IInterest expense.

Funding Debt

As of June 30, 2023, the Company had six credit facilities whereby loans receivable were sold to VIEs to collateralize debt incurred under each facility. The following debt arrangements are issued by the Company’s wholly owned, bankruptcy-remote SPVs, which are considered VIEs under U.S. GAAP and are consolidated into the financial statements of their respective primary beneficiary: (i) Heights SPV, (ii) First Heritage SPV, (iii) Flexiti SPV, (iv) Flexiti Securitization, (v) Canada SPV, and (vi) Canada SPV II. For further information on these facilities, refer to Note 3, "Variable Interest Entities."

Assets transferred to each SPV are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPV are owned by such SPV and are not available to satisfy the debts or other obligations of the Company or any of its affiliates.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Advances on the funding debt are determined based on the contractually agreed upon advance rates. Under the terms of each SPV credit facility, the effective advance rates vary from stated advanced rates based on certain performance metrics and eligibility requirements of pledged loan. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $75.3 million and $52.3 million as of June 30, 2023 and December 31, 2022, respectively. The increase in restricted cash is based on the contractual requirements of the SPVs related to the total value and performance of the underlying collateralized finance receivables.

Heights SPV

On July 15, 2022, the Company entered into a $425.0 million non-recourse revolving warehouse facility to replace the incumbent lender's facility and finance future loans originated by Heights. The effective interest rate was 1-month SOFR plus 4.25% until May 15, 2023 when it increased to 1-month SOFR plus 4.71% at June 30, 2023. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 15, 2025.

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

Flexiti SPV

On September 29, 2022, Flexiti refinanced and increased its Flexiti SPV to increase the borrowing capacity from C$500.0 million to C$535.0 million and extend its maturity to September 29, 2025. As of June 30, 2023, the weighted average interest rate was 8.41%. Flexiti also pays a 0.50% per annum commitment fee on the unused portion of the commitments. All other material terms of the revolving warehouse credit facility remain unchanged.

Flexiti Securitization

In December 2021, Flexiti Securitization Limited Partnership, a wholly-owned Canadian subsidiary of the Company, entered into the Flexiti Securitization. The facility provides for C$526.5 million with a maturity of December 9, 2025. As of June 30, 2023, the effective interest was one-month CDOR plus 3.59%.

Canada SPV

In August 2018, as amended in the fourth quarter of 2021 and first quarter of 2022, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. The effective interest rate was 3-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments.

Canada SPV II

On May 15, 2023, the Company closed on a new C$110.0 million non-recourse revolving warehouse facility to finance loans in Canada. The facility includes a C$40.0 million accordion that is triggered at the lenders' discretion. The effective interest is three-month CDOR plus 8.00%. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period will mature in November 2025.

Senior Revolver

The Company maintained the Senior Revolver that provided $40.0 million of borrowing capacity, including up to $4.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The most recent term expired August 31, 2023. The Senior Revolver accrued interest at one-month SOFR plus 5.00%.

On May 15, 2023, the Company fully paid off the outstanding borrowings of $40.3 million of principal and accrued interest Senior Revolver using proceeds from the 1.0L 18.0% Senior Secured Term Loan described above. The early extinguishment of the Senior Revolver resulted in a loss of $0.1 million.

Curo Canada Revolving Credit Facility

Curo Canada maintained the Curo Canada Revolving Credit Facility, which provided short-term liquidity for the Company's Canadian direct lending operations.

On December 21, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was reduced from C$10.0 million to C$5.0 million, and the facility was cancelled on January 6, 2023.

On May 15, 2023, the Company executed the Third Supplemental Indenture, which amends the underlying indenture to, among other things, eliminate or amend substantially all of the restrictive covenants contained in the indenture other than those related to the payment of principal and interest. The Company incurred fees of $3.2 million, net of amortization, related to the debt covenant amendments. These fees were capitalized, and included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt. These costs are amortized over the term of the SPV facilities as a component of Interest expense.

Derivative Instruments and Hedging Activities

During 2022, the Company entered into interest rate swaps to help manage interest rate risk on certain variable-rate debt facilities. The Company designated these risk management derivatives as qualifying cash flow hedges under hedge accounting. The derivative assets are included in Other assets on the unaudited Condensed Consolidated Balance Sheet and changes in the fair value of derivatives are recorded as a component of AOCI. The effectiveness of the hedges are assessed at least quarterly and were assessed as effective, as of and for the period ended June 30, 2023, and as such there was no impact to earnings. However, for cash flow hedges during periods in which the forecasted transactions impact earnings, those amounts are reclassified into earnings in the same period during which the forecasted transactions impact earnings. Additionally, they are presented in the same line item in the unaudited Condensed Consolidated Statements of Operations as the earnings effect of the hedged items and reflected in operating activities on the unaudited Condensed Statement of Cash Flows.

Interest Rate Swap on Flexiti SPV

In accordance with the terms of the Flexiti SPV, on October 11, 2022, Flexiti entered into an interest rate swap due September 29, 2025 on the C$425.0 million, variable-rate portion of the borrowing facility, with a notional amount of C$425.0 million. As of June 30, 2023, a $4.7 million interest rate swap is included in Other assets and, to reflect the change in fair value during the current period, a $3.8 million gain and a $2.9 million gain was recognized for the three and six months ended June 30, 2023, respectively, in the unaudited Condensed Statement of Comprehensive Income (Loss).

Interest Rate Swap on Flexiti Securitization

In accordance with the terms of the Flexiti Securitization, on July 7, 2022, Flexiti entered into an interest rate swap due December 9, 2025 on the C$526.5 million, variable-rate, borrowing facility, with a notional amount of C$526.5 million. As a result of the swap, the effective interest rate is 7.09%. As of June 30, 2023, a $10.9 million interest rate swap is included in Other assets and, to reflect the change in fair value during the current period, a $5.0 million gain and a $3.2 million gain was recognized for the three and six months ended June 30, 2023, respectively, on the unaudited Condensed Statement of Comprehensive Income (Loss).

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

Other Legal Matters. The Company is involved in litigation matters related to amounts due in connection with the sale of the Legacy U.S. Direct Lending Business. The Company is a defendant in certain other litigation matters encountered from time-to-time in the ordinary course of business, some of which may be covered to an extent by insurance. While it is difficult to predict the outcome of any particular proceeding, the Company does not believe that any of these matters will have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 8 – INCOME TAXES

The Company's effective income tax rate was (24.0)% and 19.2% for the six months ended June 30, 2023 and 2022, respectively.

The effective income tax rate for the six months ended June 30, 2023 was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. deferred tax assets ("DTAs") of $43.5 million and lost tax benefits related to share-based compensation of $1.6 million.

The effective income tax rate for the six months ended June 30, 2022, was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of proportionally more loss in lower rate jurisdictions combined with lost tax benefits related to share-based compensation of $0.8 million, officers’ compensation of $0.7 million, non-deductible transaction costs of $0.3 million and change in fair value of contingent consideration of $1.0 million.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2023, we continued to evaluate evidence to estimate whether sufficient future sources of income will be generated to permit the use of the existing DTAs in the U.S. During the first quarter of 2023, we determined that negative evidence outweighs the positive evidence of our ability to realize the U.S. DTAs. On this basis, we recorded a valuation allowance of $56.5 million against the U.S. DTAs, including $43.5 million recorded as Provision for income taxes and $13.0 million in Accumulated deficit related to the adoption of CECL.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $223.5 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $11.2 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(59,327)	$(26,080)	$(118,798)	$(24,744)

Weighted average common shares - basic	41,002	40,376	40,893	40,372
Weighted average common shares - diluted	41,002	40,376	40,893	40,372

Loss per share:
Basic loss per share	$(1.45)	$(0.65)	$(2.91)	$(0.61)
Diluted loss per share	$(1.45)	$(0.65)	$(2.91)	$(0.61)

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three and six months ended June 30, 2023, there were 4.8 million and 4.4 million, respectively, and for the three and six months ended June 30, 2022, there were 3.1 million and 2.2 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

Leases classified as finance leases were immaterial to the Company as of June 30, 2023. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statement of Operations. The majority of leases have an original term up to five years plus renewal options under similar terms.

During the first quarter of 2023, the Company recorded a $7.5 million expense for lease abandonment costs related to restructuring actions, with no further restructuring costs incurred during the three months ended June 30, 2023. For further information, refer to Note 14, "Restructuring."

The following table summarizes the operating lease costs and other information for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Third-Party	$5,749	$9,574	$12,358	$19,053
Related-Party	157	827	314	1,654
Total operating lease costs	$5,906	$10,401	$12,672	$20,707

Cash paid for amounts included in the measurement of operating lease liabilities			$13,072	$21,581
ROU assets obtained			$5,274	$6,398
Weighted average remaining lease term - Operating leases			4.3 years	4.7 years
Weighted average discount rate - Operating leases			8.3%	7.8%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of June 30, 2023 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2023	$11,644	$313	$11,957
2024	18,614	634	19,248
2025	13,050	651	13,701
2026	7,199	669	7,868
2027	4,554	687	5,241
2028	2,661	668	3,329
Thereafter	6,120	326	6,446
Total	63,842	3,948	67,790
Less: Imputed interest	(10,182)	(1,023)	(11,205)
Operating lease liabilities	$53,660	$2,925	$56,585

There were no material leases entered into subsequent to the balance sheet date.

NOTE 11 – DIVIDENDS
Dividend Program

In October 2022, the Company's Board of Directors suspended its previously authorized quarterly dividend of $0.11 per share ($0.44 per share annualized). There were no dividends paid in the six months ended June 30, 2023, except those related to previously declared dividends on RSUs vested during the six months ended June 30, 2023 related to the unvested period.

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
Direct Lending. The Direct Lending operating segment represents the majority of net revenue and gross profit. This operating segment represents the Revolving LOC, secured and unsecured installment and single-pay loan products, together with the credit protection and other insurance products and other ancillary sales in the U.S. and Canada, which historically was comprised of the U.S. Direct Lending and Canada Direct Lending operating segments. The U.S. and Canada have similar economic and operating characteristics, including the nature of products and services offered, operating procedures and risks, customer bases and shared corporate resources, which led the CODM to conclude that these separate segments combine to form one operating segment. As of June 30, 2023, the Company operated over 490 U.S. retail locations in 13 states. As of June 30, 2023, the Company operated nearly 150 stores across eight Canadian provinces and had an online presence in eight provinces and one territory.
Canada POS Lending. As of June 30, 2023, the Company served Canadian customers through POS financing available at over 8,800 retail locations and over 3,700 merchant partners across 10 provinces and two territories. The Company provides Revolving LOC loans and a number of other ancillary financial products.

All prior period amounts related to the segment realignment have been retrospectively reclassified throughout to conform to the new presentation.

The following table illustrates summarized financial information concerning reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by segment: (1)
Direct Lending	$167,016	$281,251	$336,384	$551,138
Canada POS Lending	42,227	23,153	82,332	43,462
Consolidated revenue	$209,243	$304,404	$418,716	$594,600
Net revenues by segment:
Direct Lending	$103,261	$157,667	$224,265	$338,737
Canada POS Lending	26,384	17,191	51,921	28,786
Consolidated net revenue	$129,645	$174,858	$276,186	$367,523
Segment (loss) before income taxes:
Direct Lending	$(50,917)	$(21,596)	$(82,549)	$(8,619)
Canada POS Lending	(6,119)	(11,474)	(13,255)	(22,009)
Consolidated (loss) before income taxes	$(57,036)	$(33,070)	$(95,804)	$(30,628)
Expenditures for long-lived assets by segment:
Direct Lending	$5,257	$4,670	$9,114	$11,985
Canada POS Lending	6,556	6,040	12,726	10,264
Consolidated expenditures for long-lived assets	$11,813	$10,710	$21,840	$22,249
(1) For revenue by product, see Note 2, "Loans Receivable and Revenue."
The following table presents the proportion of gross loans receivable by segment (in thousands):

	June 30, 2023	December 31, 2022
Direct Lending	$1,227,615	$1,254,395
Canada POS Lending	912,250	833,438
Total gross loans receivable	$2,139,865	$2,087,833

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Geographic Data

The following table presents total revenues by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$89,400	$205,711	$181,825	$404,110
Canada	119,843	98,693	236,891	190,490
Total revenue	$209,243	$304,404	$418,716	$594,600

The following table presents the proportion of gross loans receivable by geographic region:

	June 30, 2023	December 31, 2022
U.S.	$718,586	$773,380
Canada	1,421,279	1,314,453
Total gross loans receivable	$2,139,865	$2,087,833

The following table presents the Company's net long-lived assets, comprised of property and equipment, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	June 30, 2023	December 31, 2022
U.S.	$11,430	$29,232
Canada	16,988	2,725
Total net long-lived assets	$28,418	$31,957

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

This transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of June 30, 2023, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities.

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

The Company reduced the gain by $2.0 million in the six months ended June 30, 2023 based on expected uncollectible amounts. There was no change to this calculation in the three months ended June 30, 2023.

The following table presents the amounts attributable to each category recorded in the Company’s unaudited Condensed Consolidated Balance Sheet as of the date of divestiture of the Legacy U.S. Direct Lending Business, as adjusted (in thousands):

	Amounts divested of on July 8, 2022	Subsequent adjustments	Amounts divested of on July 8, 2022 (as adjusted)
Assets
Cash, cash equivalents and restricted cash	$21,292	$—	$21,292
Loans receivable	162,147	—	162,147
Right of use asset	39,326	—	39,326
Goodwill	91,131	—	91,131
Other assets (1)	30,690	(2,027)	28,663
Total assets	$344,586	$(2,027)	$342,559

Liabilities
Accounts payable and accrued liabilities	$(8,947)	$—	$(8,947)
Right of use liability	(43,433)	—	(43,433)
Liability for losses on CSO lender-owned consumer loans	(5,628)	—	(5,628)
Other long term liabilities (2)	(5,815)	—	(5,815)
Total liabilities	$(63,823)	$—	$(63,823)

Net assets sold	$280,763		$280,763
Total proceeds	349,207	(2,027)	347,180
Total pretax gain on sale of business	$68,444		$66,417
(1) Includes income tax receivable, property and equipment, intangibles, deferred tax assets and other assets.
(2) Includes deferred revenue, income taxes payable, deferred tax liability and other long-term liabilities

The Legacy U.S. Direct Lending Business had pre-tax net income of$21.3 million and $57.1 million for the three and six months ended June 30, 2022, respectively. Pre-tax net income is comprised of net revenue and expenses directly related to the Legacy U.S. Direct Lending Business, which does not include certain costs recorded in the Legacy U.S. Direct Lending operating segment that are not classified as disposed of, such as interest expense on the 7.50% Senior Secured Notes and certain corporate expenses.

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
For the six months ended June 30, 2023, the Company incurred an additional $10.0 million of expense related to our restructuring actions, of which $2.5 million related to employee termination benefits, and $7.5 million related to lease abandonment costs

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
resulting from the closure of stores in the U.S. and Canada. There were no restructuring costs incurred during the three months ended June 30, 2023.
The following table shows the total restructuring costs incurred during the six months ended June 30, 2023, (in thousands):

	Six months ended June 30, 2023
	Employee Termination Benefits	Lease Exit Costs	Total Restructuring Costs
Salaries and Benefits	$1,517	$—	$1,517
Other Operating Expense	958	7,481	8,439
Total	$2,475	$7,481	$9,956

The following table shows the total amount incurred and liability, which is recorded in accounts payables and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets, for restructuring-related costs as of June 30, 2023:

Accrued restructuring costs as of December 31, 2022	$4,746
Restructuring costs incurred during the three months ended March 31, 2023	9,956
Amount paid during the three months ended March 31, 2023	(4,641)
Accrued restructuring costs as of March 31, 2023	$10,061
Restructuring costs incurred during the three months ended June 30, 2023	—
Amount paid during the three months ended June 30, 2023	(2,904)
Accrued restructuring costs as of June 30, 2023	$7,157

NOTE 15 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of its common stock. In March 2023, the Board of Directors terminated the program. There were no repurchases under this program.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022. The Company repurchased 824,477 shares of common stock under the plan at an average price of $15.20 for a total cost of $12.5 million during the six months ended June 30, 2022.

NOTE 16 – SUBSEQUENT EVENTS

On August 2, 2023, the Company entered into a Share Purchase Agreement (the “SPA”) with Questrade Financial Group Inc. (“Buyer”) pursuant to which the Buyer agreed to purchase all of the issued and outstanding equity interests of FLX Holding Corp. ("Flexiti Holding") for a purchase price of approximately C$55.0 million, subject to an adjustment based on Flexiti Holding's certain tangible book value and certain other adjustments, as provided in the SPA. Flexiti Holding constitutes the entirety of the Company’s Canada POS Lending Segment. The Company expects to close the transaction during the third quarter of 2023, subject to agreed customary closing conditions, including receipt of required regulatory approvals.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements include projections, estimates and assumptions about various matters, including future financial and operational performance, and may be identified by words such as "guidance," "estimate," "anticipate," "believe," "forecast," "step," "plan," "predict," "focused," "project," "is likely," "is possible," "expect," "anticipate," "intend," "should," "will," 'may," "confident," "trend" and variations of such words and similar expressions. The matters discussed in these forward-looking statements are based on management's beliefs, assumptions, current expectations and estimates and projections, and are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the section titled “Risk Factors” in our 2022 Form 10-K and the section titled "Risk Factors" in Item 1A of this Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with our business.

Company Overview

We are a tech-enabled, omni-channel consumer finance company serving consumers in portions of the U.S. and Canada. CURO was founded over 25 years ago to meet the growing needs of consumers looking for additional ways to access credit. We continuously update our products and technology platform to offer a variety of convenient and accessible financial and loan services. We design our customer experience to allow consumers to apply for, update and manage their loans in the channels they prefer—in branch, via mobile device or over the phone. Our high customer satisfaction scores speak to our ability to anticipate and exceed customers’ needs.
In the U.S., we operate under several principal brands, including "Covington Credit," "Heights Finance," "Quick Credit," "Southern Finance" and "First Heritage." In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands and the "Flexiti" POS/BNPL brand. As of June 30, 2023, we operated over 490 store locations across 13 U.S. states and nearly 150 stores in eight Canadian provinces and had an online presence in eight provinces and one territory. Our POS operations are available at over 8,800 retail locations and over 3,700 merchant partners across 10 Canadian provinces and two territories. Until the sale of our Legacy U.S. Direct Lending Business in July 2022, we also operated under brands that included "Speedy Cash," "Rapid Cash" and "Avio Credit." We also offered demand deposit accounts in the U.S. under the "Revolve Finance" brand and credit card programs under the "First Phase" brand, until the fourth quarter of 2022.

Recent Business Developments

In October 2022, we began restructuring actions to increase our operating efficiency by reducing our global workforce and closing 89 stores across the U.S. and Canada. These actions were aimed at reducing duplicative corporate functions and stores with overlapping customer populations as a result of our recent acquisitions. Additional costs were incurred in 2023. Refer to Note 14, "Restructuring" for additional details regarding these initiatives.
Regulatory Developments

See "Regulatory Environment and Compliance" for a description of the regulatory environment in which we operate in the U.S. and Canada and related developments in the second quarter of 2023.

Consolidated Revenue by Product and Segment
Beginning January 1, 2023, the Company started reporting "Insurance and other income" in place of the previously reported "Insurance premiums and commissions" and "Other revenue" line items in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.
As a result of the sale of the Legacy U.S. Direct Lending Business in July 2022, we no longer guarantee loans originated by third-party lenders through CSO programs. As such, our results of operations discussed below only include the results from the CSO program for the three months and six months ended June 30, 2022. Refer to Note 13, "Acquisitions and Divestiture" for additional information.
The following table summarizes revenue by product for the period indicated:

	For the Three Months Ended
	June 30, 2023				June 30, 2022
(in thousands)	Direct Lending	Canada POS Lending	Total	% of Total	Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$49,483	$37,220	$86,703	41.4%	$75,736	$20,847	$96,583	31.7%
Installment	92,283	—	92,283	44.1%	181,748	—	181,748	59.7%
Total interest and fees revenue	141,766	37,220	178,986	85.5%	257,484	20,847	278,331	91.4%
Insurance and other income	25,250	5,007	30,257	14.5%	23,767	2,306	26,073	8.6%
Total revenue	$167,016	$42,227	$209,243	100.0%	$281,251	$23,153	$304,404	100.0%

During the three months ended June 30, 2023, total revenue decreased $95.2 million, or 31.3%, to $209.2 million, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by the acquisition of First Heritage in July 2022 and revenue growth in Canada POS Lending. These transactions caused a shift to longer term, higher credit quality and lower yielding loans.

Product Revenue for the Three Months Ended June 30, 2023
•Revolving LOC
◦Revolving LOC revenue for the three months ended June 30, 2023 decreased $9.9 million, or 10.2%, compared to the prior-year period, primarily due to a decrease of $26.3 million, or 34.7%, in the Direct Lending segment driven by the impact of the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by growth in Canada POS Lending of $16.4 million, or 78.5%.

•Installment
◦Installment revenue for the three months ended June 30, 2023 decreased $89.5 million, or 49.2%, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by revenue following the acquisition of First Heritage in July 2022.

•Insurance and other income
◦Insurance and other income for the three months ended June 30, 2023 increased $4.2 million, or 16.0%, compared to the prior-year period, primarily related to revenue stemming from the acquisition of First Heritage in July 2022.

	For the Six Months Ended
	June 30, 2023				June 30, 2022
(in thousands)	Direct Lending	Canada POS Lending	Total	% of Total	Direct Lending	Canada POS Lending	Total	% of Total
Revolving LOC	$98,575	$72,353	$170,928	40.8%	$148,104	$39,502	$187,606	31.6%
Installment	187,495	—	187,495	44.8%	355,681	—	355,681	59.8%
Total interest and fees revenue	286,070	72,353	358,423	85.6%	503,785	39,502	543,287	91.4%
Insurance and other income	50,314	9,979	60,293	14.4%	47,353	3,960	51,313	8.6%
Total revenue	$336,384	$82,332	$418,716	100.0%	$551,138	$43,462	$594,600	100.0%

During the six months ended June 30, 2023, total revenue decreased $175.9 million, or 29.6%, to $418.7 million, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by the acquisition of First Heritage in July 2022 and revenue growth in Canada POS Lending. These transactions caused a shift to longer term, higher credit quality and lower yielding loans.

Product Revenue for the Six Months Ended June 30, 2023
•Revolving LOC
◦Revolving LOC revenue for the six months ended June 30, 2023 decreased $16.7 million, or 8.9%, compared to the prior-year period, primarily due to a decrease of $49.5 million, or 33.4%, in the Direct Lending segment driven by the impact of the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by growth in Canada POS

Lending of $32.9 million, or 83.2%.

•Installment
◦Installment revenue for the six months ended June 30, 2023 decreased $168.2 million, or 47.3%, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by revenue following the acquisition of First Heritage in July 2022.

•Insurance and other income
◦Insurance and other income for the six months ended June 30, 2023 increased $9.0 million, or 17.5%, compared to the prior-year period, primarily related to revenue following the acquisition of First Heritage in July 2022.

Consolidated Results of Operations
The table below presents our consolidated results of operations. A further discussion of the results of our operating segments is provided under "Segment Analysis" below.

(in thousands, unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenue
Interest and fees revenue	$178,986	$278,331	$(99,345)	(35.7)%	$358,423	$543,287	$(184,864)	(34.0)%
Insurance and other income	30,257	26,073	4,184	16.0%	60,293	51,313	8,980	17.5%
Total revenue	209,243	304,404	(95,161)	(31.3)%	418,716	594,600	($ 175,884)	(29.6)%
Provision for losses	79,598	129,546	(49,948)	(38.6)%	142,530	227,077	(84,547)	(37.2)%
Net revenue	129,645	174,858	(45,213)	(25.9)%	276,186	367,523	(91,337)	(24.9)%
Operating Expenses
Salaries and benefits	61,346	82,427	(21,081)	(25.6)%	126,151	162,156	(36,005)	(22.2)%
Occupancy	11,267	17,507	(6,240)	(35.6)%	22,939	34,544	(11,605)	(33.6)%
Advertising	2,131	12,707	(10,576)	(83.2)%	4,306	23,207	(18,901)	(81.4)%
Direct operations	15,466	20,293	(4,827)	(23.8)%	28,558	40,567	(12,009)	(29.6)%
Depreciation and amortization	9,141	8,672	469	5.4%	18,162	18,486	(324)	(1.8)%
Other operating expense	8,796	18,787	(9,991)	(53.2)%	26,229	35,163	(8,934)	(25.4)%
Total operating expenses	108,147	160,393	(52,246)	(32.6)%	226,345	314,123	(87,778)	(27.9)%
Other expense (income)
Interest expense	66,101	42,193	23,908	56.7%	125,044	80,534	44,510	55.3%
Loss (gain) from equity method investment	2,134	1,328	806	60.7%	5,547	(256)	5,803	#
Extinguishment or modification of debt costs	8,864	—	8,864	#	8,864	—	8,864	#
Loss on change in fair value of contingent consideration	—	4,014	(4,014)	#	2,728	3,750	(1,022)	(27.3)%
Gain on sale of business	—	—	—	#	2,027	—	2,027	#
Miscellaneous expenses	1,435	—	1,435	#	1,435	—	1,435	#
Total other expense	78,534	47,535	30,999	65.2%	145,645	84,028	61,617	73.3%
Loss before income taxes	(57,036)	(33,070)	(23,966)	72.5%	(95,804)	(30,628)	(65,176)	#
Provision (benefit) for income taxes	2,291	(6,990)	9,281	#	22,994	(5,884)	28,878	#
Net loss	$(59,327)	$(26,080)	$(33,247)	#	$(118,798)	$(24,744)	$(94,054)	#
#- Change greater than 100% or not meaningful
Comparison of Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022

Revenue

For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for Losses

We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". Provision for losses decreased by $49.9 million, or 38.6%, for the three months ended June 30, 2023 compared to the prior-year period, primarily driven by our Legacy U.S. Direct Lending Business divestiture of $58.7 million, which is a higher loss rate product, partially offset by the impact of adopting CECL and growth in our Direct Lending and Canada POS Lending operating segments.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 decreased $52.2 million, or 32.6%, compared to the prior-year period, primarily driven by:

Salaries and benefits. Salaries and benefits expense was $61.3 million for the three months ended June 30, 2023, a decrease of $21.1 million, or 25.6%, compared to the prior-year period. The decrease is largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business and lower headcount as a result of restructuring initiatives implemented in the fourth quarter of 2022.

Occupancy. Occupancy expense was $11.3 million for the three months ended June 30, 2023, a decrease of $6.2 million, or 35.6%, compared to the prior-year period. The decrease was largely due to the 160 stores sold as part of the July 2022 divestiture of our Legacy U.S. Direct Lending Business, partially offset by the acquisition of First Heritage and its 106 stores.

Advertising. Advertising expense was $2.1 million for the three months ended June 30, 2023, a decrease of $10.6 million, or 83.2%, compared to the prior-year period primarily due to the sale of our Legacy U.S. Direct Lending Business in July 2022 and the current approach to marketing our brands.

Direct operations. Direct operations expense was $15.5 million for the three months ended June 30, 2023, a decrease of $4.8 million, or 23.8%, compared to the prior-year period. The decrease is primarily driven by the divestiture of the Legacy U.S. Direct Lending Business, partially offset by the lower cost First Heritage business acquired in July 2022.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2023 remained flat at $9.1 million, an increase of $0.5 million, or 5.4%, compared to the prior-year period, with offsetting amounts due to the sale of our Legacy U.S. Direct Lending Business in July 2022 and the acquisition of First Heritage in July 2022.

Other operating expenses. Other operating expenses were $8.8 million for the three months ended June 30, 2023, a decrease of $10.0 million, or 53.2%, compared to the prior-year period, primarily driven by a decrease in professional fees associated with the First Heritage acquisition and the divestiture of the Legacy U.S. Direct Lending Business incurred in the same period last year.

Other Expense (Income)

Other expenses for the three months ended June 30, 2023 were $78.5 million, an increase of 65.2% compared to the prior-year period, primarily driven by:

Interest expense. Interest expense for the three months ended June 30, 2023 increased $23.9 million, or 56.7%, compared to the prior-year period, primarily driven by (i) the new $150 million 1.0L 18.00% Senior Secured Term Loan and Canada SPV II entered into on May 15, 2023, (ii) increased non-recourse ABL borrowing to support organic loan growth and acquired loans, including in July 2022 the new $225 million non-recourse revolving warehouse facility to finance future loans originated by First Heritage and the new $425 million non-recourse revolving warehouse facility to replace our incumbent lender and finance future loans originated by Heights, and (iii) an increase in benchmark rates on variable-rate debt.

Equity method investment. Our share of Katapult's losses was $2.1 million and $1.3 million of loss for the three months ended June 30, 2023 and 2022, respectively.

Extinguishment or modification of debt costs. We incurred $8.9 million of expenses during the three months ended June 30, 2023 of which approximately $8.8 million of the expenses were related to costs incurred to third parties as part of the new 1.0L 18.00% Senior Secured Term Loan and uptiering of 1.5L 7.50% Senior Secured Notes that were expensed, and the remaining $0.1 million expenses were related to the extinguishment of the Senior Revolver.
Gain or loss on change in fair value of contingent consideration. The period for which contingent consideration could be earned in connection with our acquisition of Flexiti ended on March 31, 2023. There were no changes during the three months ended June 30, 2023 and on July 20, 2023, we settled the liability. We recorded a $4.0 million loss related to the increase in the fair value of contingent consideration liability during the three months ended June 30, 2022.

Miscellaneous expenses. We had $1.4 million of miscellaneous expenses in the three months ended June 30, 2023 related to costs incurred related to termination of contracts utilized by the Legacy U.S. Direct Lending Business.

Provision for Income Taxes

The effective income tax rate for the three months ended June 30, 2023 was (4.0)%. The effective income tax rate for the three months ended June 30, 2023 was lower than to the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. deferred tax assets of $14.5 million and lost tax benefits related to share-based compensation of $0.4 million.

Comparison of Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022

Revenue

For a discussion of revenue, see "Consolidated Revenue by Product and Segment" above.

Provision for Losses

We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". Provision for losses decreased by $84.5 million, or 37.2%, for the six months ended June 30, 2023 compared to the prior-year period, primarily driven by our Legacy U.S. Direct Lending Business divestiture of $103.3 million, which is a higher loss rate product, partially offset by the impact of adopting CECL and growth in our Direct Lending and Canada POS Lending operating segments.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 decreased $87.8 million, or 27.9%, compared to the prior-year period, primarily driven by:

Salaries and benefits. Salaries and benefits expense was $126.2 million for the six months ended June 30, 2023, a decrease of $36.0 million, or 22.2%, compared to the prior-year period. The decrease was largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business and lower headcount as a result of restructuring initiatives implemented in the fourth quarter of 2022, offset by the increase of store employees of the acquired First Heritage business.

Occupancy. Occupancy expense was $22.9 million for the six months ended June 30, 2023, a decrease of $11.6 million, or 33.6%, compared to the prior-year period. The decrease was largely due to the 160 stores sold as part of the July 2022 divestiture of our Legacy U.S. Direct Lending Business, partially offset by the acquisition of First Heritage and its 106 stores.

Advertising. Advertising expense was $4.3 million for the six months ended June 30, 2023, a decrease of $18.9 million, or 81.4%, compared to the prior-year period primarily due to the sale of our Legacy U.S. Direct Lending Business in July 2022 and the current approach to marketing our brands.

Direct operations. Direct operations expense was $28.6 million for the six months ended June 30, 2023, a decrease of $12.0 million, or 29.6%, compared to the prior-year period. The decrease is primarily driven by the divestiture of the Legacy U.S. Direct Lending Business, partially offset by the lower cost First Heritage business acquired in July 2022.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2023 was $18.2 million, a decrease of $0.3 million, or 1.8%, compared to the prior-year period.

Other operating expenses. Other operating expenses were $26.2 million for the six months ended June 30, 2023, a decrease of $8.9 million, or 25.4%, compared to the prior-year period, primarily driven by a decrease in professional fees associated with the First Heritage acquisition and the divestiture of the Legacy U.S. Direct Lending Business incurred in the same period last year.

Other Expense (Income)

Other expenses for the six months ended June 30, 2023 were $145.6 million, an increase of $61.6 million, or 73.3%, compared to the prior-year period, primarily driven by:

Interest expense. Interest expense for the six months ended June 30, 2023, increased $44.5 million, or 55.3%, compared to the prior-year period, primarily driven by the new 1.0L 18.00% Senior Secured Term Loan entered into on May 15, 2023, increased non-recourse ABL borrowing to support organic loan growth and acquired portfolios and an increase in benchmark rates on variable-rate debt.

Equity method investment. Our share of Katapult's losses was $5.5 million of loss for the six months ended June 30, 2023 and $0.3 million of income for the six months ended June 30, 2022.

Extinguishment or modification of debt costs. We incurred $8.9 million of expenses during the six months ended June 30, 2023 of which approximately $8.8 million of the expenses were related to costs incurred to third parties as part of the new 1.0L 18.00% Senior Secured Term Loan and uptiering 1.5L 7.50% Senior Secured Notes that were expensed, and the remaining $0.1 million related to the extinguishment of the Senior Revolver.
Gain or loss on change in fair value of contingent consideration. The period for which contingent consideration could be earned in connection with our acquisition of Flexiti ended on March 31, 2023. On July 20, 2023, we settled the liability. We recorded a $2.7 million loss related to the increase in fair value of the contingent consideration liability related to the Flexiti acquisition during the six months ended June 30, 2023 and a $3.8 million loss related to the increase in the fair value of contingent consideration liability during the six months ended June 30, 2022.

Gain on sale of business. During the six months ended June 30, 2023, we recorded a $2.0 million reduction to the gain on the July 2022 sale of our Legacy U.S. Direct Lending Business, based on expected uncollectible amounts.

Miscellaneous expenses. We incurred $1.4 million of miscellaneous expenses during the six months ended June 30, 2023 related to the termination of contracts utilized by the Legacy U.S. Direct Lending Business.

Provision for Income Taxes

The effective income tax rate for the six months ended June 30, 2023 was (24.0)%. The effective income tax rate for the six months ended June 30, 2023 was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. DTAs of $43.5 million and lost tax benefits related to share-based compensation of $1.6 million.

Segment Analysis

The following is a summary of portfolio performance and results of operations for the segment and period indicated. We now report financial results for two reportable segments: Direct Lending and Canada POS Lending. See Note 12, "Segment Reporting" for further information.

Direct Lending Portfolio Performance

(in thousands, except percentages, unaudited)	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022(1)
Gross loans receivable
Revolving LOC	$472,902	$461,443	$451,077	$439,117	$501,209
Installment loans	754,713	748,133	803,318	765,041	652,467
Total gross loans receivable	$1,227,615	$1,209,576	$1,254,395	$1,204,158	$1,153,676

Lending Revenue
Revolving LOC	$49,483	$49,092	$49,915	$52,461	$75,736
Installment loans	92,283	95,212	100,435	103,478	181,748
Total lending revenue	$141,766	$144,304	$150,350	$155,939	$257,484

Lending Provision
Revolving LOC	$27,089	$15,539	$29,620	$28,408	$34,472
Installment loans	35,171	31,139	46,442	33,511	86,485
Total lending provision	$62,260	$46,678	$76,062	$61,919	$120,957

NCOs (2)
Revolving LOC	$21,780	$6,234	$26,715	$24,793	$30,408
Installment loans	35,483	41,078	38,168	29,783	43,661
Total NCOs	$57,263	$47,312	$64,883	$54,576	$74,069

NCO rate (annualized) (2) (3)
Revolving LOC	18.7%	5.5%	23.8%	20.9%	25.0%
Installment loans	18.9%	21.5%	19.3%	16.7%	27.7%
Total NCO rate	18.8%	15.6%	20.9%	18.4%	26.5%

ACL rate (4) (5)
Revolving LOC	26.6%	25.6%	8.4%	7.9%	9.3%
Installment loans	11.2%	11.3%	5.4%	4.6%	6.9%
Total ACL rate	17.1%	16.8%	6.5%	5.8%	7.9%

31+ days past-due rate (4)
Revolving LOC	8.5%	8.4%	4.1%	5.1%	5.8%
Installment loans	8.1%	8.2%	9.6%	10.2%	9.7%
Total past-due rate	8.3%	8.3%	7.6%	8.3%	8.0%

(1) Includes loan balances and activity classified as Held for Sale.
(2) NCOs include $0.5 million and $10.3 million, for the three months ended September 30, 2022 and June 30, 2022, respectively, related to the purchase accounting fair value discount, which are excluded from provision.

(3) We calculate NCO rate as total quarterly NCOs divided by Average gross loans receivable, then we annualize the rate. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(4) We calculate (i) ACL rate and (ii) 31+ days past-due rate as the respective totals divided by gross loans receivable at each quarter end.
(5) We adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2023, which requires us to estimate the lifetime expected credit loss on financial instruments. Our previous model required the recognition of credit losses when it was probable that a loss had been incurred.

Direct Lending Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenue
Interest and Fees Revenue	$141,766	$257,484	$(115,718)	(44.9)%	$286,070	$503,785	$(217,715)	(43.2)%
Insurance and other income	25,250	23,767	1,483	6.2%	50,314	47,353	2,961	6.3%
Total Revenue	167,016	281,251	(114,235)	(40.6)%	336,384	551,138	($ 214,754)	(39.0)%
Provision for Losses	63,755	123,584	(59,829)	(48.4)%	112,119	212,401	(100,282)	(47.2)%
Net Revenue	103,261	157,667	(54,406)	(34.5)%	224,265	338,737	(114,472)	(33.8)%
Operating expenses
Salaries and Benefits	53,144	73,884	(20,740)	(28.1)%	109,763	146,943	(37,180)	(25.3)%
Occupancy	10,885	17,212	(6,327)	(36.8)%	22,229	34,023	(11,794)	(34.7)%
Advertising Expense	1,967	12,465	(10,498)	(84.2)%	3,966	22,665	(18,699)	(82.5)%
Direct Operations	12,032	16,624	(4,592)	(27.6)%	21,777	33,151	(11,374)	(34.3)%
Amortization and Depreciation	5,339	5,705	(366)	(6.4)%	10,729	11,387	(658)	(5.8)%
Other operating expenses	7,918	18,075	(10,157)	(56.2)%	25,972	33,758	(7,786)	(23.1)%
Total operating expenses	91,285	143,965	(52,680)	(36.6)%	194,436	281,927	(87,491)	(31.0)%
Other expense (income)
Interest Expense	50,460	33,970	16,490	48.5%	94,505	65,685	28,820	43.9%
Extinguishment or modification of debt costs	8,864	—	8,864	#	8,864	—	8,864	#
Loss (income) from equity method investment	2,134	1,328	806	60.7%	5,547	(256)	5,803	#
Gain on sale of business	—	—	—	#	2,027	—	2,027	#
Miscellaneous expenses	1,435	—	1,435	#	1,435	—	1,435	#
Total other expense	62,893	35,298	27,595	78.2%	112,378	65,429	46,949	71.8%
Segment loss before income taxes	$(50,917)	$(21,596)	$(29,321)	#	$(82,549)	$(8,619)	$(73,930)	#
#- Change greater than 100% or not meaningful

Direct Lending Segment Results - For the Three Months Ended June 30, 2023 and 2022

Total Revenue. Direct Lending total revenue for the three months ended June 30, 2023 decreased $114.2 million, or 40.6%, compared to the prior-year period, primarily as a result of the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by the acquisition of First Heritage in July 2022. These transactions caused a shift to longer term, higher credit quality, lower yielding loans. Gross loans receivable increased $73.9 million, or 6.4%, year over year, primarily driven by the acquisition of First Heritage.

Provision for Losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". The provision for losses decreased $59.8 million, or 48.4%, for the three months ended June 30, 2023, compared to the prior-year period, primarily driven by the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by the adoption of CECL and the acquisition of First Heritage in July 2022.

Operating Expenses. Operating expenses were $91.3 million for the three months ended June 30, 2023, a decrease of $52.7 million, or 36.6%, compared to the prior-year period. The decrease was primarily due to (i) a $20.7 million decrease in salaries and benefits largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business, offset by the acquisition of First Heritage in July 2022, (ii) a $10.5 million decrease in advertising expense, primarily due to higher advertising costs related to the divested Legacy U.S. Direct Lending business, and (iii) a $4.6 million decrease in direct operations expense, also primarily attributable to the Legacy U.S. Direct Lending Business divestiture in July 2022.

Interest expense. Interest expense for the three months ended June 30, 2023 was $50.5 million, compared to $34.0 million for the three months ended June 30, 2022, primarily driven by (i) the new $150 million 1.0L 18.00% Senior Secured Term Loan and Canada SPV II entered into on May 15, 2023, (ii) increased non-recourse ABL borrowing to support organic loan growth and acquired loans, including in July 2022 the new First Heritage SPV to finance future loans originated by First Heritage and the new Heights SPV to replace our incumbent lender and finance future loans originated by Heights, and (iii) an increase in benchmark rates on variable-rate debt.

Extinguishment or modification of debt costs. We incurred $8.9 million of expenses during the three months ended June 30, 2023 of which approximately $8.8 million of the expenses were related to costs incurred to third parties as part of the new 1.0L 18.00% Senior Secured Term Loan and uptiering of 1.5L 7.50% Senior Secured Notes that were expensed, and the remaining $0.1 million expenses were related to the extinguishment of the Senior Revolver.

Equity method investment. Our share of Katapult losses was $2.1 million of loss for the three months ended June 30, 2023 and $1.3 million of loss for the three months ended June 30, 2022.

Miscellaneous expenses. We had $1.4 million of miscellaneous expenses in the three months ended June 30, 2023 related to costs of terminating contracts utilized by the Legacy U.S. Direct Lending Business.

Direct Lending Segment Results - For the Six Months Ended June 30, 2023 and 2022

Total Revenue. Direct Lending total revenue for the six months ended June 30, 2023 decreased $214.8 million, or 39.0%, compared to the prior-year period, primarily as a result of the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by the acquisition of First Heritage in July 2022. These transactions caused a shift to longer term, higher credit quality and lower yielding loans. Gross loans receivable increased $73.9 million, or 6.4%, year over year, primarily driven by the acquisition of First Heritage.

Provision for Losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". The provision for losses decreased $100.3 million, or 47.2%, for the six months ended June 30, 2023, compared to the prior-year period, primarily driven by the divestiture of our Legacy U.S. Direct Lending business in July 2022, partially offset by CECL adoption and the acquisition of First Heritage in July 2022.

Operating Expenses. Operating expenses were $194.4 million for the six months ended June 30, 2023, a decrease of $87.5 million, or 31.0%, compared to the prior-year period. The decrease was primarily due to (i) a $37.2 million decrease in salaries and benefits largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business, partially offset by the acquisition of First Heritage (ii) an $18.7 million decrease in advertising expense, primarily due to higher advertising costs related to the divested Legacy U.S. Direct Lending business, and (iii) a $11.4 million decrease in direct operations expense, primarily attributable to the aforementioned Legacy U.S. Direct Lending Business divestiture in July 2022 having higher costs of operations compared to the current business.

Interest expense. Interest expense for the six months ended June 30, 2023 was $94.5 million, compared to $65.7 million for the six months ended June 30, 2022, primarily driven by (i) the new $150 million 1.0L 18.00% Senior Secured Term Loan and Canada SPV II entered into on May 15, 2023, (ii) increased non-recourse ABL borrowing to support organic loan growth and acquired loans, including including in July 2022 the new First Heritage SPV to finance future loans originated by First Heritage and the new Heights SPV to replace our incumbent lender and finance future loans originated by Heights, and (iii) an increase in benchmark rates on variable-rate debt.

Extinguishment or modification of debt costs. We incurred $8.9 million of expenses during the six months ended June 30, 2023 of which approximately $8.8 million of the expenses were related to costs incurred to third parties as part of the new 1.0L 18.00% Senior Secured Term Loan and uptiering 1.5L 7.50% Senior Secured Notes that were expensed, and the remaining $0.1 million related to the extinguishment of the Senior Revolver.

Equity method investment. Our share of Katapult's losses was $5.5 million of loss for the six months ended June 30, 2023 and $0.3 million of income for the six months ended June 30, 2022.

Gain on sale of business. We recorded a $2.0 million reduction to the gain on the sale of our Legacy U.S. Direct Lending Business that occurred in July 2022, based on expected uncollectible amounts, for the six months ended June 30, 2023.

Miscellaneous expenses. We had $1.4 million of miscellaneous expense during the six months ended June 30, 2023 related to costs of terminating contracts utilized by the Legacy U.S. Direct Lending Business.

Canada POS Lending Portfolio Performance

(in thousands, except percentages, unaudited)	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022
Revolving LOC
Gross loans receivable	$912,250	$853,253	$833,438	$690,270	$627,163
Lending revenue	$37,220	$35,133	$31,255	$24,575	$20,847
Lending provision	$15,843	$14,568	$17,125	$13,379	$5,963
NCOs	$11,006	$11,719	$8,672	$6,114	$3,537
NCO rate (annualized) (1)	5.0%	5.6%	4.4%	3.6%	2.4%
ACL rate (2) (3)	6.8%	6.7%	4.9%	4.8%	4.5%
31+ days past-due rate (2)	4.0%	3.9%	2.9%	3.6%	2.8%
(1) We calculate NCO rate as total quarterly NCOs divided by Average gross loans receivable and then annualize the rate. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications and the periodic sale of charged off loans.
(2) We calculate (i) ACL rate and (ii) 31+ days past-due rate as the respective totals divided by gross loans receivable at each respective quarter end.
(3) We adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2023, which requires us to estimate the lifetime expected credit loss on financial instruments. Our previous model required the recognition of credit losses when it was probable that a loss had been incurred.

Canada POS Lending Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, unaudited)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenue
Interest and fees revenue	$37,220	$20,847	$16,373	78.5%	$72,353	$39,502	$32,851	83.2%
Insurance and other income	5,007	2,306	2,701	#	9,979	3,960	6,019	#
Total revenue	42,227	23,153	19,074	82.4%	82,332	43,462	38,870	89.4%
Provision for losses	15,843	5,962	9,881	#	30,411	14,676	15,735	#
Net revenue	26,384	17,191	9,193	53.5%	51,921	28,786	23,135	80.4%
Operating expenses
Salaries and benefits	8,202	8,543	(341)	(4.0)%	16,388	15,213	1,175	7.7%
Occupancy	382	295	87	29.5%	710	521	189	36.3%
Advertising	164	242	(78)	(32.2)%	340	542	(202)	(37.3)%
Direct operations	3,434	3,669	(235)	(6.4)%	6,781	7,416	(635)	(8.6)%
Depreciation and amortization	3,802	2,967	835	28.1%	7,433	7,099	334	4.7%
Other operating expense	878	712	166	23.3%	257	1,405	(1,148)	(81.7)%
Total operating expenses	16,862	16,428	434	2.6%	31,909	32,196	(287)	(0.9)%
Other expense (income)
Interest expense	15,641	8,223	7,418	90.2%	30,539	14,849	15,690	#
Loss on change in fair value of contingent consideration	—	4,014	(4,014)	#	2,728	3,750	(1,022)	(27.3)%
Total other expense	15,641	12,237	3,404	27.8%	33,267	18,599	14,668	78.9%
Segment loss before income taxes	$(6,119)	$(11,474)	$5,355	(46.7)%	$(13,255)	$(22,009)	$8,754	(39.8)%
#- Change greater than 100% or not meaningful

Canada POS Lending Segment Results - For the Three Months Ended June 30, 2023 and 2022

Total Revenue. Total revenue increased by $19.1 million, or 82.4%, driven by increased originations which resulted in our gross loan portfolio growing by $285.1 million, or 45.5% year over year, due to both existing and new merchant partners.

Provision for losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". The provision for losses increased $9.9 million, or 165.7%, for the three months ended June 30, 2023, compared to the prior-year period primarily driven by the adoption of CECL, organic loan growth and portfolio seasoning. Total NCO rates for the first quarter of 2023 (annualized) increased to 5.0% from 2.4% year over year. Total past-due rates increased 122 bps year over year and increased 12 bps sequentially.

Operating expenses. Operating expenses remained flat for the three months ended June 30, 2023 at $16.9 million, an increase of $0.4 million, or 2.6%, compared to the three months ended June 30, 2022.

Interest expense. Interest expense for the three months ended June 30, 2023 increased $7.4 million, or 90.2%, compared to the prior-year period, primarily driven by increased non-recourse asset-backed lending borrowing to support significant loan growth and increased benchmark rates on variable-rate debt prior to giving effect to interest rate swap agreements.

Gain or loss on change in fair value of contingent consideration. We recorded a $4.0 million loss following a increase in the fair value of Flexiti contingent consideration liability during the three months ended June 30, 2022. We did not record an expense during the three months ended June 30, 2023.

Canada POS Lending Segment Results - For the Six Months Ended June 30, 2023 and 2022

Total Revenue. Total revenue increased by $38.9 million, or 89.4%, driven by increased originations which resulted in our gross loan portfolio growing by $285.1 million, or 45.5%, year over year due to both existing and new merchant partners.

Provision for losses. We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". The provision for losses increased $15.7 million, or 107.2%, for the six months ended June 30, 2023, compared to the prior-year period primarily driven by the adoption of CECL, organic loan growth and portfolio seasoning. Total past-due rates increased 122 bps year over year and increased 12 bps sequentially.

Operating expenses. Operating expenses remained flat for the six months ended June 30, 2023 at $31.9 million, a decrease of $0.3 million, or 0.9%, compared to $32.2 million for the six months ended June 30, 2022.

Interest expense. Interest expense for the six months ended June 30, 2023 increased $15.7 million, or 105.7%, compared to the prior-year period, primarily driven by increased non-recourse asset-backed lending borrowing to support significant loan growth and increased benchmark rates on variable-rate debt prior to giving effect to interest rate swap agreements.

Gain or loss on change in fair value of contingent consideration. We recorded a $2.7 million loss during the six months ended June 30, 2023, compared to a $3.8 million loss each following an increase in the fair value of Flexiti contingent consideration liability during the six months ended June 30, 2022.

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

Constant Currency Analysis

We have operations in the U.S. and Canada. For the three months ended June 30, 2023 and 2022, 57.3% and 32.4%, respectively, of our revenues were originated in Canadian Dollars. six months ended June 30, 2023 and 2022, 56.6% and 32.0%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates of the Canadian Dollar.

Statement of Operations - Exchange Rate for the three and six month periods ended June 30, 2023 and 2022

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7432	0.7835	(0.0403)	(5.1)%	0.7414	0.7864	(0.0450)	(5.7)%

Balance Sheet - Exchange Rate as of June 30, 2023 and December 31, 2022

	June 30,	December 31,	Change
	2023	2022	$	%
Exchange Rate for the Canadian Dollar	0.7573	0.7365	0.0208	2.8%
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

We calculated the revenues and gross margin below for our reportable segments during the three and six months ended June 30, 2023 using the actual average exchange rate during the three and six months ended June 30, 2022 (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Direct Lending – constant currency basis:
Revenues	$171,527	$281,251	$(109,724)	(39.0)%	$345,773	$551,138	$(205,365)	(37.3)%
Net revenue	105,936	157,667	(51,731)	(32.8)%	230,452	338,737	(108,285)	(32.0)%
Segment loss before income taxes	(50,114)	(21,596)	(28,518)	132.1%	(80,478)	(8,619)	(71,859)	833.7%
Canada POS Lending – constant currency basis:
Revenues	$44,678	$23,153	$21,525	93.0%	$87,318	$43,462	$43,856	100.9%
Net revenue	27,930	17,191	10,739	62.5%	55,077	28,786	26,291	91.3%
Segment loss before income taxes	(6,440)	(11,474)	5,034	(43.9)%	(14,068)	(22,009)	7,941	(36.1)%

We calculated gross loans receivable for our reportable segments below as of June 30, 2023 using the actual exchange rate as of December 31, 2022 (in thousands).

	June 30,	December 31,	Change
	2023	2022	$	%
Direct Lending – constant currency basis:
Gross loans receivable	$1,213,594	$1,254,395	$(40,801)	(3.3)%
Canada POS Lending – constant currency basis:
Gross loans receivable	$887,122	$833,438	$53,684	6.4%

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

We anticipate that our primary uses of cash will be to fund growth in our working capital, finance capital expenditures to further our business strategy in both the U.S. and Canada and meet our debt obligations. Refer to Note 15, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for details of our share repurchases. The Board of Directors suspended the quarterly dividend payment in October 2022.

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

We may also sell or securitize our assets, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "Cash Flows" below and other factors resulted in our available unrestricted cash on hand of $112.5 million as of June 30, 2023. We believe cash on hand, available borrowings and cash provided by other sources should provide us with sufficient liquidity for at least the next 12 months.

On May 15, 2023, we amended certain SPV credit facilities. These amendments made various changes to the SPV credit facilities, including, in certain cases, with respect to advance rates and maturity dates. With these amendments, we no longer need to extend previous waivers to certain financial ratios, covenants and other requirements in our debt agreements. Under the terms of each SPV credit facility, the effective advance rates vary from stated advanced rates based on certain performance metrics and eligibility requirements of pledged loans.

As of June 30, 2023, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements or had received any necessary waivers.

Debt Capitalization Summary
(in thousands, except capacity, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Balance as of June 30, 2023 (in USD)
Corporate Debt:
1.0L 18.00% Senior Secured Term Loan		18.00%	August 2, 2027	$148,249
1.5L 7.50% Senior Secured Notes (due 2028)		7.50%	August 1, 2028	671,496
2.0L 7.50% Senior Secured Notes (due 2028)		7.50%	August 1, 2028	312,672
Funding Debt:
Heights SPV	$425.0 million	1-Mo SOFR + 4.71%	July 15, 2025	380,439
First Heritage SPV	$225.0 million	1-Mo SOFR + 4.25%	July 13, 2025	155,926
Flexiti SPV(1)	C$535.0 million	Weighted average interest rate (2)(3) 8.41%	September 29, 2025	389,725
Flexiti Securitization(1)	C$526.5 million	1-Mo CDOR + 3.59% (3)	December 9, 2025	394,975
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	249,377
Canada SPV II(1)	C$110.0 million	3-Mo CDOR + 8.00%	November 12, 2025	70,013
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of June 30, 2023 are denominated in U.S. dollars.
(2) The weighted average interest rate does not include the impact of the amortization of deferred loan origination costs or debt discounts.
(3) Swapped to fixed-rate via interest rate swap hedging arrangement that terminates on September 29, 2025 for Flexiti SPV and December 9, 2025 for Flexiti Securitization.
Refer to Note 6, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$61,805	$201,209
Net cash used in investing activities	(96,619)	(485,492)
Net cash provided by financing activities	88,462	273,923

Six Months Ended June 30, 2023 and 2022

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $61.8 million, which is primarily attributable to the effect of non-cash reconciling items of $208.4 million, which primarily included $142.5 million of provision for credit losses, $18.2 million of depreciation and amortization and $17.5 million of deferred income taxes, offset by a net loss of $118.8 million and changes in our operating assets and liabilities of $27.8 million. Our changes in operating assets and liabilities of $27.8 million were primarily related to $35.1 million of lower accrued interest on our gross loans receivable and $5.8 million of lower accounts payable and accrued liabilities, offset by $8.0 million of higher prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $96.6 million, primarily due to net origination of loans of $72.8 million, in addition to cash to purchase $21.8 million of property, equipment and software and a $2.0 million reduction to the gain on sale from the divestiture of Legacy U.S. Direct Lending business in July 2022 based on expected uncollectible amounts.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $88.5 million primarily due to $115.0 million in net proceeds from credit facilities due to the 1.0L 18.00% Senior Secured Term Loan offset by the payoff of the Senior Revolver in May of 2023, and $2.3 million of net proceeds from our non-recourse debt facilities, partially offset by $27.7 million in debt issuance costs paid.
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

There has been one change in our critical accounting policies from those disclosed in our 2022 Form 10-K related to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022.

Allowance for Credit Losses

We adopted ASC 326 for measurement of current expected credit losses on January 1, 2023. CECL is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's remaining expected life, adjusted for prepayments, utilizing quantitative and qualitative factors. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions - both current conditions and reasonable and supportable forecasts. When we are not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, we have estimated expected credit losses for the remaining life after the forecasted period using an approach that reverts to historical credit loss information.

We begin consideration of credit losses by determining loan groups of similar qualitative criteria. We identified seven loan groups based on qualitative factors including, financial asset type, loan term, size, geographic location and risk ratings. The loan groups are further disaggregated and analyzed by number of days past due. We selected a static pool Probability of Default (“PD”) / Loss Given Default (“LGD”) / Exposure at Default ("EAD") model to estimate base allowance for credit losses, in which the estimated loss is equal to the product of PD, LGD and EAD. Each of these methods use historical loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. We also consider the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the ACL model. We review macroeconomic forecasts to use in ACL. The projected change in creditworthiness is modeled using Congressional Budget Office data, such as unemployment rate, labor participation rate and personal income. We adjust the historical loss experience by relevant qualitative factors for these expectations.

As loans receivable are originated, provisions for credit losses are recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the remaining expected life of the finance receivables. Subsequent changes to the contractual terms that are a result of re-underwriting are not included in the loans receivable’s expected life. We use our historical loss experience and macroeconomic factors to forecast expected credit losses.

While we utilize a systematic methodology in determining our allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2022, as described in our 2022 Form 10-K except for the following, which we disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

Canada Regulations

Unsecured Installment Loans, Revolving LOC Loans and POS/BNPL Products

Unsecured Installment loans, Revolving LOC loans and POS/BNPL products are regulated at both the federal and provincial level in Canada. At the federal level, such lending products are subject to the criminal rate of interest provisions of the Criminal Code, which prohibits receiving (or entering into an agreement to receive) interest at an Effective Annual Rate that exceeds 60% on the credit advanced under the loan agreement. These provisions have been in place since 1980. In March 2023, the federal government of Canada announced, in connection with its proposed federal budget, its intent to introduce legislation to reduce the maximum allowable rate of interest under its criminal code from an Effective Annual Rate of 60%, or annual percentage rate of 47%, to 35%. While the 2023 Budget includes language effectuating this change, we are waiting for the final regulations to be proposed, a comment period to pass and final regulations presented before any final rule or law will be effective. In addition, there may be an implementation period before the industry will need to adhere to the new law. However, we expect this legislation, if adopted in its current form, would adversely affect the pricing for newly originated loans and may require us to reevaluate our underwriting criteria. We expect that our results of operations would be adversely impacted as a result. See the Risk Factors in our 2022 Form 10-K for more information on how changes in regulations such as this change can adversely impact our business.

We are also subject to provincial legislation that requires lenders to provide cost of credit disclosures and extend consumer protection rights to customers, such as prepayment rights, and prohibits the charging of certain default fees.

In addition, some provinces have enacted legislation that regulates high-cost lenders. These laws define a high-cost credit product and require licensing and additional consumer protection oversight.

Single-Pay

Canadian federal legislation exempts from the criminal rate of interest provisions of the Criminal Code cash advance loans of $1,500 or less if the term of the loan is 62 days or less (“payday loans”) and the lender is licensed under provincial legislation as a short-term cash advance lender and the province has been designated under the Criminal Code. In March 2023, the federal government of Canada announced in connection with its proposed Federal budget its intent to creations regulations to set the maximum charge on payday loans in any province where payday loans are regulated. Similar to the above, we await final language and effective date decisions by the Canadian government.

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

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

On July 13, 2022, we acquired First Heritage. See Note 13,"Acquisitions and Divestiture" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details. We continued the process of refining financial reporting controls on the operations associated with First Heritage as of June 30, 2023.

During the second quarter of 2023, we migrated all First Heritage loans and certain Heights loans to a loan management system already in use by certain other Heights loans. The migration was performed in the ordinary course of business to standardize technology used for purposes of loan management. In connection with the migration, where applicable, modifications were made to the design of the control environment associated with the new loan management system and related technology.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 7, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
There were no material changes to our risk factors as described in our 2022 Form 10-K for the year ended December 31, 2022 and in our Form 10-Q for the quarter ended March 31, 2023.
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

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
4.3	Amendment to Amended and Restated Investors Rights Agreement, dated May 14, 2018, between the Company and the investors listed on the signature page thereto	S-1	4.3	5/17/18
4.4	Indenture, dated as of May 15, 2023, among CURO Group Holdings Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	5/12/23
4.5	Form of New Notes (included in Exhibit 4.4).	8-K	4.2	5/12/23
4.6	Third Supplemental Indenture, dated as of May 15, 2023, to the Indenture dated July 30, 2021, among CURO Group Holdings Corp., the guarantors party thereto and TMI Trust Company, as trustee and collateral agent.	8-K	4.3	5/12/23
10.1	Exchange Agreement, dated as of May 15, 2023, by and among CURO Group Holdings Corp., the obligors and holders identified therein.	8-K	10.1	5/12/23
10.2	First Lien Credit Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp., the guarantors party thereto, Alter Domus (US) LLC, the lenders and other parties party thereto.	8-K	10.2	5/12/23
10.3	Security Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp. and certain of its subsidiaries as assignors and Alter Domus (US) LLC	8-K	10.3	5/12/23
10.4	Pledge Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp. and certain of its subsidiaries as pledgors and Alter Domus (US) LLC.	8-K	10.4	5/12/23
10.5	Security Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp., certain of its subsidiaries as assignors and U.S. Bank Trust Company, National Association.	8-K	10.5	5/12/23
10.6	Pledge Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp. and certain of its subsidiaries as pledgors and U.S. Bank Trust Company, National Association.	8-K	10.6	5/12/23
10.7	Intercreditor Agreement, dated as of May 15, 2023, among Alter Domus (US) LLC, CURO Group Holdings Corp., U.S. Bank Trust Company, National Association and TMI Trust Company.	8-K	10.7	5/12/23
10.8	Intercreditor Agreement, dated as of May 15, 2023, among CURO Group Holdings Corp., U.S. Bank Trust Company, National Association and TMI Trust Company.	8-K	10.8	5/12/23
10.9	Credit Agreement, dated as of May 12, 2023, among CURO Canada Receivables II Limited Partnership, by its general partner, CURO Canada Receivables II GP Inc., Midtown Madison Management LLC, as Administrative Agent, and the lenders party thereto.	8-K	10.9	5/12/23
10.10	Guaranty dated as of May 12, 2023, granted by CURO Group Holdings Corp. in favor of Midtown Madison Management LLC, as administrative agent for the lenders referred to therein.	8-K	10.10	5/12/23
10.11	Sale and Servicing Agreement, dated as of May 12, 2023, among CURO Canada Receivables II Limited Partnership, by its general partner, CURO Canada Receivables II GP Inc., CURO Canada Corp. and LendDirect Corp.	8-K	10.11	5/12/23
10.12	Intercreditor Agreement, dated as of May 12, 2023, among CURO Canada Receivables II Limited Partnership, CURO Canada Receivables II GP Inc., CURO Canada Receivables Limited Partnership, by its general partner, CURO Canada Receivables GP Inc., CURO Canada Corp., LendDirect Corp., Midtown Madison Management LLC, the lenders party to the Canada SPV Facility, Waterfall Asset Management, LLC and WF Marlie 2018-1, Ltd.	8-K	10.12	5/12/23
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 3, 2023, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements*
Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2023                CURO Group Holdings Corp.

By:	/s/ Ismail Dawood
Ismail Dawood
Chief Financial Officer