Form 10-Q
period 2023-09-30
CURO Group Holdings Corp.
filed 2023-11-02
CIK 1711291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of October 27, 2023 there were 41,300,542 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q
THIRD QUARTER ENDED SEPTEMBER 30, 2023

GLOSSARY

Terms and abbreviations used throughout this report are defined below.

Term or abbreviation	Definition
2022 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023
1.0L 18.00% Senior Secured Term Loan	$150.0 million first lien credit facility, executed in May 2023, which matures in August 2027
1.5L 7.50% Senior Secured Notes	$682.3 million of the 7.50% Senior Secured Notes which participated in the May 2023 Exchange Agreement
2.0L 7.50% Senior Secured Notes	$317.7 million aggregate principal amount of the 7.50% Senior Secured Notes which did not participate in the May 2023 Exchange Agreement
7.50% Senior Secured Notes	7.50% Senior Secured Notes, issued in July 2021 for $750.0 million, which mature in August 2028
ABL	Asset-Backed Lending
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average gross loans receivable	Utilized to calculate product yield and NCO rates; calculated as average of beginning of quarter and end of quarter gross loans receivable
BNPL	Buy-Now-Pay-Later
bps	Basis points
C$	Canadian dollar
Canada SPV	A revolving credit facility with capacity up to C$400.0 million
Canada SPV II	A revolving credit facility with capacity up to C$110.0 million
CECL	Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
CDOR	Canadian Dollar Offered Rate
CODM	Chief Operating Decision Maker
CSO	Credit services organization
CURO Canada	CURO Canada Corp., a wholly-owned Canadian subsidiary of the Company
DTA	Deferred Tax Asset
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Heritage	First Heritage Credit, LLC, a wholly-owned U.S. subsidiary of the Company, which we acquired in July 2022
First Heritage SPV	A revolving credit facility with capacity up to $225.0 million
Flexiti	Flexiti Financial Inc., a wholly-owned Canadian subsidiary of the Company, which we acquired in March 2021 and divested in August 2023
Flexiti Divestiture	Flexiti was sold to Questrade Financial Group Inc. on August 31, 2023
Flexiti Securitization	A revolving credit facility with capacity up to C$526.5 million
Flexiti SPV	A revolving credit facility with capacity up to C$535.0 million
Form 10-Q	This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023
Heights	SouthernCo, Inc., a Delaware corporation d/b/a Heights Finance, a wholly-owned U.S. subsidiary of the Company, which we acquired in December 2021
Heights SPV	A revolving credit facility with capacity up to $425.0 million
Katapult	Katapult Holdings, Inc., a lease-to-own platform for online, brick and mortar and omni-channel retailers
Legacy U.S. Direct Lending Business	U.S. Direct Lending operating under the Speedy Cash, Rapid Cash and Avio Credit brands, sold to Community Choice Financial in July 2022
NCO	Net charge-off; which equals gross charge-offs less total recoveries
NYSE	New York Stock Exchange
POS	Point-of-sale

Term or abbreviation	Definition
Questrade Financial Group Inc.	Questrade Financial Group Inc., an online brokerage and wealth management company based in Canada, which we sold Flexiti to on August 31, 2023
ROU	Right of use
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
Senior Revolver	Senior Secured Revolving Loan Facility with borrowing capacity of $40.0 million, which was paid off by proceeds from the 1.0L 18.0% Senior Secured Term Loan in May 2023
SOFR	Secured Overnight Financing Rate
SPV	Special Purpose Vehicle
SRC	Smaller Reporting Company as defined by the SEC
TDR	Troubled Debt Restructuring
U.S.	United States of America
U.S. GAAP	Generally Accepted Accounting Principles in the U.S.
VIE	Variable Interest Entity; our wholly-owned, bankruptcy-remote special purpose subsidiaries

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Cash and cash equivalents	$82,550	$50,856
Restricted cash (includes restricted cash of consolidated VIEs of $24,613 and $20,177 as of September 30, 2023 and December 31, 2022, respectively)	53,818	59,645
Gross loans receivable (includes loans of consolidated VIEs of $1,165,529 and $1,130,837 as of September 30, 2023 and December 31, 2022, respectively)	1,254,401	1,254,395
Less: Allowance for credit losses (includes allowance for credit losses of consolidated VIEs of $185,669 and $67,609 as of September 30, 2023 and December 31, 2022, respectively)	(199,739)	(81,185)
Loans receivable, net	1,054,662	1,173,210
Income taxes receivable	58,064	23,984
Prepaid expenses and other (includes prepaid expenses and other of consolidated VIEs of $16 and $5,069 as of September 30, 2023 and December 31, 2022, respectively)	61,441	51,081
Property and equipment, net	23,903	29,232
Investment in Katapult	16,915	23,915
Right of use asset - operating leases	51,413	58,177
Deferred tax assets (includes deferred tax assets of consolidated VIEs of $99 and $3,735 as of September 30, 2023 and December 31, 2022, respectively)	14,194	18,138
Goodwill	276,269	276,269
Intangibles, net	74,336	70,913
Other assets	9,387	8,370
Assets, discontinued operations	—	945,403
Total Assets	$1,776,952	$2,789,193
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities
Accounts payable and accrued liabilities (includes accounts payable and accrued liabilities of consolidated VIEs of $3,006 and $6,704 as of September 30, 2023 and December 31, 2022, respectively)	$62,992	$45,595
Deferred revenue (includes deferred revenue of consolidated VIEs of $14 and $31 as of September 30, 2023 and December 31, 2022, respectively)	2,358	3,467
Lease liability - operating leases	51,579	59,396
Income taxes payable	2,537	—
Accrued interest (includes accrued interest of consolidated VIEs of $8,284 and $7,023 as of September 30, 2023 and December 31, 2022, respectively)	20,953	38,460
Debt (includes debt and issuance costs of consolidated VIEs of $897,720 and $11,979 as of September 30, 2023 and $878,103 and $13,428 as of December 31, 2022, respectively)	2,024,934	1,882,608
Other long-term liabilities	9,620	11,736
Liabilities, discontinued operations	—	802,065
Total Liabilities	2,174,973	2,843,327
Commitments and contingencies (Note 7)
Stockholders' (Deficit) Equity
Preferred stock - $0.001 par value, 25,000,000 shares authorized; no shares were issued	—	—
Common stock - $0.001 par value; 225,000,000 shares authorized; 50,998,655 and 50,216,165 shares issued; and 41,300,542 and 40,518,052 shares outstanding at the respective period ends	23	23
Treasury stock, at cost - 9,698,113 shares at the respective period ends	(136,832)	(136,832)
Paid-in capital	127,877	124,483
(Accumulated deficit)/retained earnings	(332,464)	4,268
Accumulated other comprehensive loss	(56,625)	(46,076)
Total Stockholders' Deficit	(398,021)	(54,134)
Total Liabilities and Stockholders' (Deficit) Equity	$1,776,952	$2,789,193
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest and fees revenue	$143,493	$155,940	$429,563	$659,725
Insurance and other income	24,370	30,469	74,684	77,822
Total revenue	167,863	186,409	504,247	737,547
Provision for losses	49,009	65,020	161,128	277,421
Net revenue	118,854	121,389	343,119	460,126
Operating Expenses
Salaries and benefits	52,148	49,179	161,911	196,121
Occupancy	10,454	12,419	32,683	46,442
Advertising	2,819	4,676	6,785	27,342
Direct operations	12,176	8,288	33,953	41,438
Depreciation and amortization	5,390	5,683	16,119	17,070
Other operating expense	11,207	22,595	37,179	56,354
Total operating expenses	94,194	102,840	288,630	384,767
Other expense (income)
Interest expense	55,798	38,155	150,303	103,840
Loss from equity method investment	1,453	2,309	7,000	2,053
Extinguishment or modification of debt costs	—	3,702	8,864	3,702
Gain on sale of business	—	(68,443)	2,027	(68,443)
Miscellaneous expenses	—	—	1,435	—
Total other expense (income)	57,251	(24,277)	169,629	41,152
(Loss) income from continuing operations before income taxes	(32,591)	42,826	(115,140)	34,207
Provision for income taxes from continuing operations	1,021	21,709	27,445	22,109
Net (loss) income from continuing operations	(33,612)	21,117	(142,585)	12,098
Net (loss) income from discontinued operations	(70,830)	4,536	(80,655)	(11,189)
Net (loss) income	$(104,442)	$25,653	$(223,240)	$909

Basic (loss) earnings per share:
Continuing operations	$(0.81)	$0.52	$(3.48)	$0.30
Discontinued operations	(1.72)	0.11	(1.97)	(0.28)
Basic (loss) earnings per share	$(2.53)	$0.63	$(5.45)	$0.02

Diluted (loss) earnings per share:
Continuing operations	$(0.81)	$0.52	$(3.48)	$0.30
Discontinued operations	(1.72)	0.11	(1.97)	(0.28)
Diluted (loss) earnings per share	$(2.53)	$0.63	$(5.45)	$0.02

Weighted average common shares outstanding:
Basic	41,267	40,479	41,018	40,203
Diluted	41,267	40,835	41,018	40,754

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(104,442)	$25,653	$(223,240)	$909
Other comprehensive income (loss) from continuing operations, net of tax:
Foreign currency translation adjustment, net of tax	(5,737)	(4,951)	777	(6,860)
Other comprehensive income (loss) from discontinued operations, net of tax:
Change in derivative instruments designated as cash flow hedges, net of tax	(11,419)	4,567	(5,333)	4,567
Foreign currency translation adjustment, net of tax	(7,866)	(13,321)	(5,993)	(15,299)
Other comprehensive income (loss), net of tax	(25,022)	(13,705)	(10,549)	(17,592)
Comprehensive (loss) income	$(129,464)	$11,948	$(233,789)	$(16,683)

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings (Deficit)	AOCI	Total Stockholders' Deficit
	Shares Outstanding	Par Value
Balances at December 31, 2022	40,518,052	$23	$(136,832)	$124,483	$4,268	$(46,076)	$(54,134)
Cumulative effect of Adoption of ASU 2016-13, net of tax	—	—	—	—	(113,019)	—	(113,019)
Net loss	—	—	—	—	(59,471)	—	(59,471)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,720)	(2,720)
Dividends	—	—	—	—	(326)	—	(326)
Share-based compensation expense	—	—	—	1,636	—	—	1,636
Net settlement of share-based awards	441,995	—	—	(782)	—	—	(782)
Balances at March 31, 2023	40,960,047	$23	$(136,832)	$125,337	$(168,548)	$(48,796)	$(228,816)
Net loss	—	—	—	—	(59,327)	—	(59,327)
Other comprehensive income, net of tax	—	—	—	—	—	17,193	17,193
Dividends	—	—	—	—	(25)	—	(25)
Share-based compensation expense	—	—	—	2,618	—	—	2,618
Net settlement of share-based awards	181,976	—	—	(16)	—	—	(16)
Balances at June 30, 2023	41,142,023	$23	$(136,832)	$127,939	$(227,900)	$(31,603)	$(268,373)
Net loss	—	—	—	—	(104,442)	—	(104,442)
Other comprehensive loss, net of tax	—	—	—	—	—	(25,022)	(25,022)
Dividends	—	—	—	—	(122)	—	(122)
Share-based compensation expense	—	—	—	98	—	—	98
Net settlement of share-based awards	158,519	—	—	(160)	—	—	(160)
Balances at September 30, 2023	41,300,542	$23	$(136,832)	$127,877	$(332,464)	$(56,625)	$(398,021)

ITEM 1. FINANCIAL STATEMENTS

	Common Stock		Treasury Stock, at cost	Paid-in capital	Retained Earnings	AOCI	Total Stockholders' Equity
	Shares Outstanding	Par Value
Balance at December 31, 2021	40,810,444	$23	$(124,302)	$113,520	$203,467	$(32,378)	$160,330
Net income	—	—	—	—	1,336	—	1,336
Other comprehensive income, net of tax	—	—	—	—	—	6,633	6,633
Dividends	—	—	—	—	(4,791)	—	(4,791)
Share-based compensation expense	—	—	—	4,093	—	—	4,093
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	(824,477)	—	(12,530)	—	—	—	(12,530)
Net settlement of share-based awards	362,815	—	—	(2,284)	—	—	(2,284)
Balance at March 31, 2022	40,348,782	$23	$(136,832)	$115,329	$200,012	$(25,745)	$152,787
Net loss	—	—	—	—	(26,080)	—	(26,080)
Other comprehensive loss, net of tax	—	—	—	—	—	(10,520)	(10,520)
Dividends	—	—	—	—	(4,434)	—	(4,434)
Share-based compensation expense	—	—	—	4,415	—	—	4,415
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	108,969	—	—	(588)	—	—	(588)
Balance at June 30, 2022	40,457,751	$23	$(136,832)	$119,156	$169,498	$(36,265)	$115,580
Net income	—	—	—	—	25,653	—	25,653
Other comprehensive loss, net of tax	—	—	—	—	—	(13,705)	(13,705)
Dividends	—	—	—	—	(4,466)	—	(4,466)
Share-based compensation expense	—	—	—	1,448	—	—	1,448
Common stock issued for RSUs vesting, net of shares withheld and withholding paid for employee taxes	27,630	—	—	(58)	—	—	(58)
Balance at September 30, 2022	40,485,381	$23	$(136,832)	$120,546	$190,685	$(49,970)	$124,452

See the accompanying Notes to unaudited Condensed Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income from continuing operations	$(142,585)	$12,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,119	17,070
Provision for losses	161,128	277,421
Amortization of debt issuance costs and bond discount	13,076	2,943
Extinguishment or modification of debt costs	8,864	3,702
Deferred income tax benefit	22,482	(15,470)
(Gain) loss on disposal of property and equipment	(19)	60
Gain on disposal of Legacy U.S. Direct Lending Business	—	(68,443)
Loss from equity method investment	7,000	2,053
Share-based compensation	4,352	8,465
Changes in operating assets and liabilities:
Accrued interest on loans receivable	(4,608)	52,785
Prepaid expenses and other assets	8,281	8,029
Accounts payable and accrued liabilities	17,885	(50,246)
Deferred revenue	(1,107)	4,956
Income taxes payable	2,558	(679)
Income taxes receivable	(34,052)	17,544
Accrued interest	(12,492)	(17,827)
Other long-term liabilities	(28,776)	(4,363)
Net cash provided by continuing operating activities	38,106	250,098
Net cash (used in) provided by discontinued operating activities	(18,525)	45,633
Net cash provided by operating activities	19,581	295,731
Cash flows from investing activities:
Purchase of property, equipment and software	(9,213)	(19,160)
Loans receivable originated or acquired	(675,321)	(1,109,119)
Loans receivable repaid	568,752	631,430
Divestiture of Legacy U.S. Direct Lending Business, net of cash provided	(2,027)	288,980
Acquisition of First Heritage, net of acquiree's cash received	—	(131,012)
Net cash used in continuing investing activities	(117,809)	(338,881)
Net cash used in discontinued investing activities	(84,994)	(290,411)
Net cash used in investing activities	(202,803)	(629,292)
Cash flows from financing activities
Proceeds from SPV facilities	185,917	822,590
Payments on SPV facilities	(166,084)	(697,337)
Debt issuance costs paid	(27,436)	(9,801)
Proceeds from credit facilities	155,000	137,812
Payments on credit facilities	(40,000)	(137,812)
Payments to net share settle equity awards	(959)	(2,930)
Repurchase of common stock	—	(13,531)
Dividends paid to stockholders	(473)	(13,691)
Net cash provided by continuing financing activities	105,965	85,300
Net cash provided by discontinued financing activities	47,828	282,350
Net cash provided by financing activities	153,793	367,650
Effect of exchange rate changes on cash, cash equivalents and restricted cash	120	(6,461)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,309)	27,628
Cash, cash equivalents and restricted cash at beginning of period	165,677	162,075
Cash, cash equivalents and restricted cash at end of period	$136,368	$189,703

See the accompanying Notes to unaudited Condensed Consolidated Financial Statements

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and 2022 to the cash, cash equivalents and restricted cash used in the unaudited Condensed Consolidated Statement of Cash Flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$82,550	$40,068
Restricted cash (includes restricted cash of consolidated VIEs of $24,613 and $20,263 as of September 30, 2023 and September 30, 2022, respectively)	53,818	66,962
Cash, discontinued operations ($5,615 cash and cash equivalents and $77,058 restricted cash as of September 30, 2022)	—	82,673
Total cash, cash equivalents and restricted cash used in the Statement of Cash Flows	$136,368	$189,703
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

The Company is an omni-channel consumer finance company serving customers in the U.S. and Canada for over 25 years. Our roots in the consumer finance market run deep. We have worked diligently to provide customers a variety of convenient, easily accessible financial services. Our decades of alternative data power a hard-to-replicate underwriting and scoring engine, mitigating risk across the full spectrum of credit products.

Basis of Presentation

The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP and the accounting policies described in its 2022 Form 10-K. Interim results of operations are not necessarily indicative of results that might be expected for future interim periods or for the year ending December 31, 2023.

While certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. Additionally, the Company qualifies as an SRC, which allows it to report information under scaled disclosure requirements. SRC status is determined on an annual basis as of June 30th. The Company met the definition of an SRC as of June 30, 2023 and will evaluate its status as of June 30, 2024.

The unaudited Condensed Consolidated Financial Statements and the accompanying notes reflect adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the Company's results of operations, financial position and cash flows for the periods presented.
Revised Presentation

On August 31, 2023, the Company completed the divestiture of Flexiti to Questrade Financial Group Inc. Flexiti constituted the entirety of the Company’s Canada POS Lending operating segment, which resulted in treatment of the Canada POS Lending operating segment as discontinued operations for all periods presented. Throughout this report, current and prior period financial information is presented on a continuing operations basis, excluding the results and positions of the Canada POS Lending operating segment, unless otherwise noted. See Note 14, "Discontinued Operations" for additional information.

Beginning January 1, 2023, the Company began reporting "Insurance and other income" in place of the previously reported "Insurance premiums and commissions" and "Other revenue" line items in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.

Beginning January 1, 2023, the Company renamed the previously reported Allowance for loan losses to Allowance for credit losses on the unaudited Condensed Consolidated Balance Sheet. Prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements reflect the accounts of CURO and its direct and indirect subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Credit Losses

The FASB has changed the impairment model for estimating credit losses on financial assets. The previous incurred loss impairment model required the recognition of credit losses when it was probable that a loss had been incurred. The incurred loss

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
model was replaced by the CECL model, which requires entities to estimate the lifetime expected credit loss on financial instruments and to record an allowance to offset the amortized cost basis of the financial asset. The CECL model requires earlier recognition of credit losses as compared to the incurred loss approach. The Company adopted this standard effective January 1, 2023. The initial impact of adoption on continuing operations was a $89.6 million increase to Accumulated deficit ($121.1 million increase to the ACL, net of $31.4 million in taxes). For the three months ended March 31, 2023, the Company recorded a valuation allowance against the U.S. DTAs. See Note 8 - Income Taxes for further information. As a result, the Company decreased the tax impact to Accumulated deficit by $13.0 million as a result of the valuation allowance for the three months ended March 31, 2023. As of adoption on January 1, 2023, the impact of CECL for continuing operations was recorded as a $102.7 million increase to Accumulated deficit ($121.2 million increase to the ACL, net of $18.5 million in taxes). The ACL on gross loans receivables reduces the outstanding gross loans receivables balance in the unaudited Condensed Consolidated Balance Sheets. After adoption, all changes in the ACL, net of charge-offs and recoveries, are recorded as “Provision for losses” in the unaudited Condensed Consolidated Statements of Operations.

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

Canada Loss Recognition

Effective January 1, 2023, the Company modified the timeframe over which it charges-off loans within the loans in Canada and made related refinements to its loss provisioning methodology. Prior to January 1, 2023, the Company deemed the loans in Canada uncollectible and charged-off on day 91 past-due. As part of our policy alignment, the Company revised its estimates and now considers a loan in Canada uncollectible and charged-off when they have been contractually past-due for more than 180 consecutive days. Consequently, such past-due loans and related accrued interest now remain in loans receivable for 180 days before being charged-off against the ACL. All recoveries on charged-off loans are credited to the ACL when received. The Company evaluates the adequacy of the ACL compared to the related gross loans receivable balances that include accrued interest.

The aforementioned change was treated as a change in accounting estimate and applied prospectively effective January 1, 2023.

The change affects comparability to prior periods as follows:
•Gross loans receivable: balances as of September 30, 2023 include $21.7 million of loans that are between 91 and 180 days past-due with related accrued interest, while such balances for prior periods do not include any loans that are between 91 and 180 days past-due.
•Revenues: for the three and nine month periods ended September 30, 2023, revenues include accrued interest on the loans between 91 and 180 days past-due of $1.4 million and $3.9 million respectively, while revenues in prior periods do not include any loans that are between 91 and 180 days past-due.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Provision for Losses: effective January 1, 2023, past-due, unpaid balances plus related accrued interest on the loans charge off on day 181. Provision expense is affected by NCOs plus changes to the required ACL. Because NCOs now include unpaid principal and up to 180 days of related accrued interest, as compared to prior periods, NCO amounts and rates are higher and the required ACL as a percentage of gross loans receivable is higher. The Company recognized $63.9 million in charge offs related to the loans for the nine months ended September 30, 2023 and, absent the policy change, would have recognized $84.7 million for the nine months ended September 30, 2023 in gross charge offs on those loans. There was no impact on the provision for losses in the three months ended September 30, 2023.

Continued Listing Standard Notice from NYSE

On October 16, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirements, as the average market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million. As of October 16, 2023, the 30 trading-day average market capitalization was approximately $44.7 million, and its last reported stockholders’ deficit was $398.0 million ($268.4 million as of June 30, 2023). Within 45 days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan aimed to demonstrate the definitive actions the Company has taken, or is taking, to regain compliance with the continued listing standards within 18 months of the Market Cap Notice. Should the Listings Operations Committee of the NYSE review and approve the plan, the Company's common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to the Company's compliance with the other continued listing criteria of the NYSE and the periodic monitoring of the business plan by the NYSE.

On October 27, 2023, the Company received written notice from the NYSE that the Company was not in compliance with the continued listing criteria set forth in 802.01C of the NYSE's Listed Company Manual with respect to stock price requirements (the "Stock Price Notice"). The Company has a period of six months following the receipt of the Stock Price Notice to regain compliance. As a result, the Company has until April 27, 2024 to regain compliance. If the Company determines that in order to cure the price condition it is necessary to take an action that requires shareholder approval, it must obtain shareholder approval by no later than its 2024 annual meeting and must implement the action promptly thereafter.

The Market Cap Notice and Stock Price Notice do not affect the Company’s reporting obligations with the Securities and Exchange Commission, and they do not conflict with or cause an event of default under any of the Company’s material debt or other agreements.

Recently Issued Accounting Pronouncements Recently Adopted
ASU 2023-03
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Bulletin number 120. As the ASU does not provide any new guidance, there is no transition or effective date associated with its adoption. Accordingly, the Company adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on the Company’s consolidated financial statement presentation or related disclosures.
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

As a result of the adoption of CECL on January 1, 2023, through a modified-retrospective approach, the Company recorded an increase to the continuing operations ACL of $121.1 million and a corresponding one-time, cumulative reduction to continuing operations retained earnings of $102.7 million (net of $18.5 million in taxes) in the unaudited Condensed Consolidated Balance Sheet as of January 1, 2023. The Company’s continuing operations ACL increased from 6.5% to 16.1% as a percentage of the amortized cost basis on January 1, 2023.

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

The following table summarizes revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revolving LOC	$51,039	$52,461	$149,614	$200,565
Installment	92,454	103,479	279,949	459,160
Total interest and fees revenue	143,493	155,940	429,563	659,725
Insurance and other income	24,370	30,469	74,684	77,822
Total revenue	$167,863	$186,409	$504,247	$737,547

The following tables summarize loans receivable by product and the related delinquent loans receivable (in thousands):

	September 30, 2023
	Revolving LOC	Installment	Total
Current loans receivable	$408,817	$651,326	$1,060,143
1-30 days past-due	20,025	67,141	87,166
Delinquent:
31-60 days past-due	10,572	20,272	30,844
61-90 days past-due	8,705	12,314	21,019
91 + days past-due	20,922	34,307	55,229
Total delinquent loans receivable	40,199	66,893	107,092
Total loans receivable	469,041	785,360	1,254,401
Less: allowance for credit losses	(119,183)	(80,556)	(199,739)
Loans receivable, net	$349,858	$704,804	$1,054,662

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Revolving LOC	Installment	Total
Current loans receivable	$409,615	$649,262	$1,058,877
1-30 days past-due	22,991	76,709	99,700
Delinquent:
31-60 days past-due	9,403	21,480	30,883
61-90 days past-due	7,878	14,143	22,021
91 + days past-due	1,190	41,724	42,914
Delinquent loans receivable	18,471	77,347	95,818
Total loans receivable	451,077	803,318	1,254,395
Less: allowance for credit losses	(37,972)	(43,213)	(81,185)
Loans receivable, net	$413,105	$760,105	$1,173,210

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize activity in the ACL (in thousands) for the three and nine months ended September 30, 2023, including the impact of the adoption of ASU 2016-13 as discussed in Note 1, "Summary of Significant Accounting Policies and Nature of Operations":

	Three Months Ended September 30, 2023
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$125,650	$84,643	$—	$210,293
Charge-offs	(26,080)	(45,801)	(1,669)	(73,550)
Recoveries	4,057	12,459	155	16,671
Net charge-offs	(22,023)	(33,342)	(1,514)	(56,879)
Provision for losses	19,031	28,464	1,514	49,009
Effect of foreign currency translation	(3,475)	791	—	(2,684)
Balance, end of period	$119,183	$80,556	$—	$199,739

	Nine Months Ended September 30, 2023
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period, prior to adoption of ASU 2016-13	$37,972	$43,213	$—	$81,185
Impact of adoption of ASU 2016-13	69,655	51,566	—	121,221
Balance, January 1, 2023	107,627	94,779	—	202,406
Charge-offs	(60,131)	(142,721)	(5,313)	(208,165)
Recoveries	10,095	32,830	619	43,544
Net charge-offs	(50,036)	(109,891)	(4,694)	(164,621)
Provision for losses	61,659	94,775	4,694	161,128
Effect of foreign currency translation	(67)	893	—	826
Balance, end of period	$119,183	$80,556	$—	$199,739

The following table presents an analysis of the activity in the ACL and the liability for losses on CSO lender-owned consumer loans (in thousands) for the three and nine months ended September 30, 2022, prior to the adoption of ASU 2016-13, as defined by the accounting guidance in effect at that time:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2022
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$46,648	$45,057	$—	$91,705
Charge-offs	(27,974)	(45,544)	(3,319)	(76,837)
Recoveries	3,181	15,741	217	19,139
Net charge-offs	(24,793)	(29,803)	(3,102)	(57,698)
Provision for losses	28,408	33,510	3,102	65,020
Divestiture (1)	(13,555)	(13,691)	—	(27,246)
Effect of foreign currency translation	(2,084)	(162)	—	(2,246)
Balance, end of period	$34,624	$34,911	$—	$69,535

Liability for losses on CSO lender-owned consumer loans (2):
Balance, beginning of period	$—	$8,083	$—	$8,083
Divestiture (1)	—	(8,083)	—	(8,083)
Balance, end of period	$—	$—	$—	$—
(1) Write off of the ACL or liability for losses on CSO lender-owned consumer loans related to loan balance sold or guarantees transferred from the Company on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending Business.

(2) All balances in connection with the CSO programs were disposed of on July 8, 2022 upon the divestiture of the Legacy U.S. Direct Lending Business.

	Nine Months Ended September 30, 2022
	Revolving LOC	Installment	Other	Total
Allowance for credit losses:
Balance, beginning of period	$45,951	$19,420	$—	$65,371
Charge-offs	(102,549)	(172,466)	(9,630)	(284,645)
Recoveries	15,702	74,477	1,250	91,429
Net charge-offs	(86,847)	(97,989)	(8,380)	(193,216)
Provision for losses	91,614	127,368	8,380	227,362
Divestiture (1)	(13,555)	(13,691)	—	(27,246)
Effect of foreign currency translation	(2,539)	(197)	—	(2,736)
Balance, end of period	$34,624	$34,911	$—	$69,535

Liability for losses on CSO lender-owned consumer loans (2):
Balance, beginning of period	$—	$6,908	$—	$6,908
Divestiture (1)	—	(6,908)	—	(6,908)
Balance, end of period	$—	$—	$—	$—
(1) Write off of the ACL or liability for losses on CSO lender-owned consumer loans related to loan balance sold or guarantees transferred from the Company on July 8, 2022 upon the completion of the divestiture of the Legacy U.S. Direct Lending Business.

(2) All balances in connection with the CSO programs were disposed of on July 8, 2022 upon the divestiture of the Legacy U.S. Direct Lending Business.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below presents key credit quality indicators, by origination year for installment loans, as of and for the three and nine months ended September 30, 2023 (in thousands):

	Gross loans receivables by origination year, as of September 30, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past due	Total Delinquent	Total Loans Receivable
Revolving LOC	$408,817	$20,025	$10,572	$8,705	$20,922	$40,199	$469,041
Installment loans
2023	$446,354	$36,658	$10,031	$6,144	$13,392	$29,567	$512,579
2022	163,528	23,028	7,717	4,921	16,831	29,469	216,025
2021	37,511	6,694	2,288	1,090	3,738	7,116	51,321
2020	3,145	650	216	139	298	653	4,448
2019	376	73	8	15	34	57	506
Prior	412	38	12	5	14	31	481
Total installment loans	$651,326	$67,141	$20,272	$12,314	$34,307	$66,893	$785,360
Total loans receivables	$1,060,143	$87,166	$30,844	$21,019	$55,229	$107,092	$1,254,401

	Activity by origination year
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Gross charge-offs	Gross recoveries	Net charge-offs	Gross charge-offs	Gross recoveries	Net charge-offs
Revolving LOC	$(26,080)	$4,057	$(22,023)	$(60,131)	$10,095	$(50,036)
Installment loans
2023	$(15,406)	$6,342	$(9,064)	$(32,514)	$15,411	$(17,103)
2022	(25,520)	1,602	(23,918)	(89,145)	6,151	(82,994)
2021	(4,206)	1,558	(2,648)	(18,526)	3,768	(14,758)
2020	(330)	634	304	(1,510)	1,686	176
2019	(38)	547	509	(154)	1,566	1,412
Prior	(301)	1,776	1,475	(872)	4,248	3,376
Total installment loans	$(45,801)	$12,459	$(33,342)	$(142,721)	$32,830	$(109,891)
Total loans receivables	$(71,881)	$16,516	$(55,365)	$(202,852)	$42,925	$(159,927)

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Delinquent and Non-accrual Loans

The accrual of interest revenue on loans receivable is generally suspended when it has been 90 days past due for Direct Lending, or due to statutory requirements. If a loan is charged off, the accrued interest is charged against the allowance. The Company inherently considers non-accrual loans in its estimate of the ACL.

The following table provides information on our delinquent and non-accrual loans (in thousands):

	September 30, 2023
	31-60 days past-due	61-90 days past-due	91 + days past-due	Total delinquent	91 or more days delinquent and accruing	Total non-accruing (1)
Revolving LOC	$10,572	$8,705	$20,922	$40,199	$4,398	$18,001
Installment	20,272	12,314	34,307	66,893	1,406	35,766
Total delinquent loans	$30,844	$21,019	$55,229	$107,092	$5,804	$53,767
Percentage of total loan receivables	2.5%	1.7%	4.4%	8.5%	0.5%	4.3%
(1) The gross interest income that was recognized related to non-accruing loans was $1.0 million and $4.7 million for the three and nine months ended September 30, 2023.

As of December 31, 2022, Revolving LOC and Installment loans classified as non-accrual were $4.5 million and $54.6 million, respectively.

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

The following table provides information on the financial effect of the loan modifications to customers experiencing financial difficulty in the period during the period presented (in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Amount	% of Loan Receivables	Amount	% of Loan Receivables
Revolving LOC modifications
Principal / accrued interest forgiven	$1,844	0.1%	$3,151	0.3%
Installment modifications
Principal / accrued interest forgiven	41	—%	87	—%
Total principal/ accrued interest modifications	$1,885	0.2%	$3,238	0.3%

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance of Loans Modified to Customers Experiencing Financial Difficulty

The following table provides information on the performance of loans modified to customers experiencing financial difficulty which have been modified subsequent to January 1, 2023 and remain outstanding at September 30, 2023 (in thousands):

	Amortized Cost Basis, as of September 30, 2023
			Delinquent
	Current	1-30 days past-due	31-60 days past-due	61-90 days past-due	91+ days past-due	Total delinquent
Revolving LOC	$12,550	$1,667	$1,222	$1,006	$3,685	$5,913
Installment	26	4	10	12	34	56
Total delinquent modified loans	$12,576	$1,671	$1,232	$1,018	$3,719	$5,969
Percentage of total loan receivables	1.0%	0.1%	0.1%	0.1%	0.3%	0.5%

Payment Defaults

The following table presents the type, number and amount of loans to customers experiencing financial difficulty that modified their loans between January 1, 2023 and September 30, 2023, and experienced a payment default as evidenced by a charged-off loan during the period presented (dollars in thousands):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Number of Accounts defaulted (charged-off)	Value of accounts defaulted (charged-off)	Number of Accounts defaulted (charged-off)	Value of accounts defaulted (charged-off)
Revolving LOC	611	$2,128	2,484	$2,142
Installment	57	98	233	345
Total defaults	668	$2,226	2,717	$2,487

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

The table below presents TDRs that are related to the Company's Customer Care Program implemented in response to COVID-19, included in both gross loans receivable and the impairment included in the ACL (in thousands) as of September 30, 2022:

As of September 30, 2022
Current TDR gross receivables	$9,564
Delinquent TDR gross receivables	2,920
Total TDR gross receivables	12,484
Less: Impairment included in the allowance for credit losses	(2,645)
Less: Additional allowance	(759)
Outstanding TDR receivables, net of impairment	$9,080

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present loans modified and classified as TDRs during the periods presented (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Pre-modification TDR loans receivable	$2,020	$7,600
Post-modification TDR loans receivable	1,945	7,324
Total concessions included in gross charge-offs	$75	$276

There were $1.3 million and $4.0 million of loans classified as TDRs that were charged off and included as a reduction in the ACL during the three and nine months ended September 30, 2022.

The table below presents the Company's average outstanding TDR loans receivable, interest income recognized on TDR loans and number of TDR loans for the periods presented (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Average outstanding TDR loans receivable	$12,424	$11,391
Interest income recognized	$1,448	$3,855
Number of TDR loans	828	2,949

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – VARIABLE INTEREST ENTITIES

As of September 30, 2023, the Company had four credit facilities, whereby certain loans receivable were sold to VIEs to collateralize debt incurred under each facility. Refer to Note 6, "Debt" for additional details on each facility.

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

The carrying amounts of consolidated VIEs' assets and liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Restricted cash	$24,613	$20,177
Loans receivable, net	979,860	1,063,228
Prepaid expenses and other	16	5,069
Deferred tax assets	99	3,735
Total Assets	$1,004,588	$1,092,209
Liabilities
Accounts payable and accrued liabilities	$3,006	$6,704
Deferred revenue	14	31
Accrued interest	8,284	7,023
Income Taxes Payable	—	7,850
Debt	885,741	864,675
Total Liabilities	$897,045	$886,283

NOTE 4 – GOODWILL

Goodwill

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2023 was as follows (in thousands):

Total
Goodwill at December 31, 2022	$276,269
Foreign currency translation	—
Goodwill at September 30, 2023	$276,269

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

During the fourth quarter of 2022, the Company performed a quantitative assessment for each of its reporting units. Management utilized the income and the guideline public company approaches, in equal weightings, in determining a fair value for each of the U.S. Direct Lending and Canada Direct Lending reporting units for purposes of testing goodwill. The income approach estimates fair value using the present value of future cash flows, whereas the guideline public company approach estimates fair value using the fair value of publicly traded businesses in a similar line of business. As a result, the Company recognized a non-cash pre-tax impairment charge of $107.8 million on the U.S. Direct Lending reporting unit to write down the carrying values of goodwill. Management concluded that the estimated fair value of the Canada Direct Lending reporting unit was greater than its carrying value, as of the annual assessment date; as such, no impairment charge was required.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three months ended March 31, 2023, the Company combined the Legacy U.S. Direct Lending and Canada Direct Lending reporting units into a single Direct Lending reporting unit. Refer to Note 12, "Segment and Geographic Data" for further information. In the third quarter of 2023, the Company performed an interim review of triggering events for the Direct Lending reporting unit, which would indicate whether a quantitative or qualitative assessment of goodwill impairment was necessary. As a result of the interim triggering event review, the Company concluded an additional assessment was not necessary.

Heights Acquisition

The Company completed the acquisition of Heights on December 27, 2021. Provisional goodwill was estimated at $253.9 million, based on the preliminary valuation. The Company recorded $11.8 million of net adjustments during fiscal year 2022, resulting in a goodwill balance of $265.7 million as of December 31, 2022, excluding the impairment charge on the Legacy U.S. Direct Lending reporting unit, now included in the Direct Lending reporting unit, recorded in the fourth quarter of 2022. See Note 13,"Acquisitions and Divestitures" for more information related to the business combination.

Legacy U.S. Direct Lending Business Divestiture

On July 8, 2022, the Company completed the divestiture of its Legacy U.S. Direct Lending Business to Community Choice Financial, for total sale proceeds of $349.2 million, net of working capital adjustments, comprised of $314.2 million of cash received at close and $35.0 million in cash payable in monthly installment payments over the subsequent 12 months. The divestiture resulted in a gain of $68.4 million during the year ended 2022 which was recorded in "Gain on sale of business" in the unaudited Condensed Consolidated Statements of Operations. The Company reduced the gain by $2.0 million for the nine months ended September 30, 2023, based on expected uncollectible amounts. There was no change to the gain during the three months ended September 30, 2023. As part of the sale, $91.1 million of goodwill was written off. See Note 13,"Acquisitions and Divestiture" for more information related to the divestiture.
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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Carried at Fair Value

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$5,693	$5,693	$—	$—	$5,693
Financial liabilities:
Non-qualified deferred compensation plan	$4,212	$4,212	$—	$—	$4,212

The table below presents the assets and liabilities that were carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash Surrender Value of Life Insurance	$7,591	$7,591	$—	$—	$7,591
Financial liabilities:
Non-qualified deferred compensation plan	$5,149	$5,149	$—	$—	$5,149

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

Financial Assets and Liabilities Not Carried at Fair Value

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at September 30, 2023 (in thousands):

		Estimated Fair Value
	Carrying Value September 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$82,550	$82,550	$—	$—	$82,550
Restricted cash	53,818	53,818	—	—	53,818
Loans receivable, net	1,054,662	—	—	1,054,662	1,054,662
Investment in Katapult	16,915	8,827	—	—	8,827
Financial liabilities:
1.0L 18.00% Senior Secured Term Loan	$154,401	$—	$—	$172,506	$172,506
1.5L 7.50% Senior Secured Notes	671,922	—	272,920	—	272,920
2.0L 7.50% Senior Secured Notes	312,870	—	74,660	—	74,660
Heights SPV	419,521	—	—	425,000	425,000
First Heritage SPV	150,104	—	—	152,765	152,765
Canada SPV	243,066	—	—	244,946	244,946
Canada SPV II	73,050	—	—	75,009	75,009

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the assets and liabilities that were not carried at fair value on the unaudited Condensed Consolidated Balance Sheets at December 31, 2022 (in thousands):

		Estimated Fair Value
	Carrying Value December 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$50,856	$50,856	$—	$—	$50,856
Restricted cash	59,645	59,645	—	—	59,645
Loans receivable, net	1,173,210	—	—	1,173,210	1,173,210
Investment in Katapult	23,915	20,624	—	—	20,624
Financial liabilities:
7.50% Senior Secured Notes	$982,934	$—	$466,500	$—	$466,500
Heights SPV	393,181	—	—	393,181	393,181
First Heritage SPV	178,622	—	—	182,751	182,751
Canada SPV	292,872	—	—	294,594	294,594
Senior Revolver	35,000	—	—	35,000	35,000

Loans Receivable, Net

Loans receivable are carried on the unaudited Condensed Consolidated Balance Sheets net of the ACL. The unobservable inputs used to calculate the carrying values include quantitative factors, such as current default trends. Also considered in evaluating the accuracy of the models are changes to the loan portfolio mix, the impact of new loan products, changes to underwriting criteria or lending policies, new store development or entrance into new markets, changes in jurisdictional regulations or laws, recent credit trends and macroeconomic conditions, including unemployment rate and customer income. The net carrying value of loans receivable approximates their fair value. Refer to Note 2, "Loans Receivable and Revenue" for additional information.

1.0L 18.00% Senior Secured Term Loans, 1.5L 7.50% Senior Secured Notes, 2.0L 7.50% Senior Secured Notes, Heights SPV, First Heritage SPV, Canada SPV, Canada SPV II and Senior Revolver

The fair value disclosures for the 1.5L 7.50% Senior Secured Notes and 2.0L 7.50% Senior Secured Notes as of September 30, 2023 and the 7.50% Senior Secured Notes as of December 31, 2022 were based on observable market trading data. The fair values of the 1.0L 18.00% Senior Secured Term Loans, Heights SPV, First Heritage SPV, Canada SPV, Canada SPV II and Senior Revolver were based on the cash needed for their respective final settlements. Refer to Note 6, "Debt" for additional information.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investment in Katapult

The table below presents the Company's investment in Katapult (in thousands):

Investment in Katapult
Balance at December 31, 2021	$27,900
Equity method income - Q1 2022	1,584
Balance at March 31, 2022	29,484
Equity method loss - Q2 2022	(1,328)
Balance at June 30, 2022	28,156
Equity method loss - Q3 2022	(2,309)
Balance at September 30, 2022	25,847
Equity method loss - Q4 2022	(1,932)
Balance at December 31, 2022	23,915
Equity method loss - Q1 2023	(3,413)
Balance at March 31, 2023	20,502
Equity method loss - Q2 2023	(2,134)
Balance at June 30, 2023	18,368
Equity method loss - Q3 2023	(1,453)
Balance at September 30, 2023	$16,915

The Company has an equity method investment in Katapult and records its share of earnings and losses on a one-quarter reporting lag. The Company recorded a loss of $1.5 million and $7.0 million for the three and nine ended September 30, 2023 respectively, based on its share of Katapult’s earnings. The equity method investment is presented within "Investment in Katapult" on the unaudited Condensed Consolidated Balance Sheets.

The Company owns 22.7% of Katapult's outstanding common and in-substance common stock as of September 30, 2023.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – DEBT
The Company's debt instruments and balances outstanding as of September 30, 2023 and December 31, 2022, including maturity date, effective interest rate and borrowing capacity, subject to borrowing base limitations, were as follows (dollars in thousands):

		Effective interest rate		Outstanding as of
	Maturity Date		Borrowing Capacity	September 30, 2023	December 31, 2022
Corporate Debt:
1.0L 18.00% Senior Secured Term Loan	August 2, 2027	18.00%		$172,506	$—
1.5L 7.50% Senior Secured Notes	August 1, 2028	7.50%		682,298	—
2.0L 7.50% Senior Secured Notes	August 1, 2028	7.50%		317,702	—
7.5% Senior Secured Notes	August 1, 2028	7.50%		—	1,000,000
Total corporate debt				1,172,506	1,000,000
Funding Debt:
Heights SPV	July 15, 2025	1-Mo SOFR + 5.42%	$425.0 million	$425,000	$400,758
First Heritage SPV	July 13, 2025	1-Mo SOFR + 4.25%	$225.0 million	152,765	182,751
Canada SPV (1)	August 2, 2026	3-Mo CDOR + 6.00%	C$400.0 million	244,946	294,594
Canada SPV II (1)	November 12, 2025	3-Mo CDOR + 8.00%	C$110.0 million	75,009	—
Senior Revolver (2)				—	35,000
Total funding debt				$897,720	$913,103
Less: debt issuance costs				(45,292)	(30,495)
Total Debt				$2,024,934	$1,882,608
(1) Capacity amounts are denominated in Canadian dollars, whereas outstanding balances as of September 30, 2023 and December 31, 2022 are denominated in U.S. dollars. The exchange rate applied at September 30, 2023 was 0.7365 and the exchange rate at December 31, 2022 was 0.7365.

(2) On May 15, 2023, the Company utilized the proceeds from the $150.0 million 1.0L 18.00% Senior Secured Term Loan to pay off the Senior Revolver.

Corporate Debt

1.0 Lien 18.00% Senior Secured Term Loan

On May 15, 2023, the Company entered into a new $150.0 million first lien term loan, which matures on August 2, 2027. Interest is payable quarterly, in arrears, on March 31, June 30, September 30 and December 31. The principal loan balance and any unpaid accrued interest are due to the lender on the maturity date. The 1.0L 18.00% Senior Secured Term Loan are senior secured obligations of the Company and rank senior in right of payment to all of its existing and any future unsecured senior debt. The 1.0L 18.00% Senior Secured Term Loan accrues interest at a rate of 18.0% per annum. The Company may elect to pay up to 12.00% per annum in kind during the first year following the closing and up to 9.00% per annum in kind thereafter. The Company elected to pay 12.00% interest per annum in kind for the three months ended September 30, 2023. The 1.0L 18.00% Senior Secured Term Loan contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain certain liquidity levels. In connection with the 1.0L 18.00% Senior Secured Term Loan, the Company has a remaining balance of $18.1 million of capitalized financing costs, net of amortization, included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt, as of September 30, 2023. These costs are amortized over the term of the 1.0L 18.00% Senior Secured Term Loan as a component of Interest expense.

7.50% Senior Secured Notes, 1.5L 7.50% Senior Secured Notes and 2.0L 7.50% Senior Secured Notes

In July 2021, the Company issued $750.0 million of 7.50% Senior Secured Notes which mature on August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. In December 2021, the Company issued an additional $250.0 million of 7.50% Senior Secured Notes, also maturing on August 1, 2028, to fund the acquisition of Heights. Refer to Note 13, "Acquisitions and Divestitures" for additional details. On May 15, 2023, the Company closed on an exchange agreement with approximately 68.2% of the 7.50% Senior Secured Notes holders, who agreed to exchange approximately $682.3 million aggregate principal amount of the 7.50% Senior Secured Notes for approximately $682.3 million of 1.5L 7.50% Senior Secured Notes due August 1, 2028. The 1.5L 7.50% Senior Secured Notes retain all the same terms and conditions of the 7.50% Senior Secured Notes except that they rank senior in lien priority to the remaining $317.7 million 2.0L 7.50% Senior Secured Notes.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Except for the 2.0L 7.50% Senior Secured Notes, the 1.5L 7.50% Senior Secured Notes rank junior in right of payment to all existing and future secured debt of senior lien priority, including the 1.0L 18.00% Senior Secured Term Loan, and are senior in right of payment to all other existing and any future senior debt. No incremental Deferred Financing Costs were incurred in relation to the exchange of the 1.5L 7.50% Senior Secured Notes.

The 2.0L 7.50% Senior Secured Notes have a maturity of August 1, 2028. Interest on the notes is payable semiannually, in arrears, on February 1 and August 1. The principal amount of the 2.0L 7.50% Senior Secured Notes is $317.7 million. The 2.0L 7.50% Senior Secured Notes rank junior in right of payment to all existing and any future secured debt of senior lien priority, including the 1.0L 18.00% Senior Secured Term Loan and 1.5L 7.50% Senior Secured Notes, and are senior in right of payment to all other existing and any future senior debt. The 2.0L 7.50% Senior Secured Notes retain all other terms and conditions of the 7.50% Senior Secured Notes.

In connection with the 7.50% Senior Secured Notes, the Company has a remaining balance of $15.2 million of capitalized financing costs included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt, as of September 30, 2023. These costs are amortized over the term of the 7.50% Senior Secured Notes as a component of Interest expense.

Funding Debt

As of September 30, 2023, the Company had four credit facilities whereby loans receivable were sold to VIEs to collateralize debt incurred under each facility. The following debt arrangements are issued by the Company’s wholly owned, bankruptcy-remote SPVs, which are considered VIEs under U.S. GAAP and are consolidated into the financial statements of their respective primary beneficiary: (i) Heights SPV, (ii) First Heritage SPV, (iii) Canada SPV and (iv) Canada SPV II. For further information on these facilities, refer to Note 3, "Variable Interest Entities."

Assets transferred to each SPV are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, the assets of each SPV are owned by such SPV and are not available to satisfy the debts or other obligations of the Company or any of its affiliates.

These debts are supported by the expected cash flows from the underlying collateralized finance receivables. Advances on the funding debt are determined based on the contractually agreed upon advance rates. Under the terms of each SPV credit facility, the effective advance rates vary from stated advanced rates based on certain eligibility requirements. Collections on these finance receivables are remitted to restricted cash collection accounts, which totaled $24.6 million and $20.2 million as of September 30, 2023 and December 31, 2022, respectively. The increase in restricted cash is based on the contractual requirements of the SPVs related to the total value and performance of the underlying collateralized finance receivables.

Heights SPV

On July 15, 2022, the Company entered into a $425.0 million non-recourse revolving warehouse facility to replace the incumbent lender's facility and finance future loans originated by Heights. The effective interest rate is stated as 1-month SOFR plus a fixed contractual rate determined based on the relative amount of Class A and Class B pledged receivables. The rate was 1-month SOFR plus 5.42% at September 30, 2023. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 15, 2024.

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

Canada SPV

In August 2018, as amended in the fourth quarter of 2021 and first quarter of 2022, CURO Canada Receivables Limited Partnership, a wholly-owned subsidiary of the Company, entered into the Canada SPV. The effective interest rate was 3-month CDOR plus 6.00%. The borrower also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on July 2, 2024.

Canada SPV II

On May 15, 2023, the Company closed on a C$110.0 million non-recourse revolving warehouse facility to finance loans in Canada. The facility includes a C$40.0 million accordion that is triggered upon the Company's request at the lenders' discretion. The effective interest is three-month CDOR plus 8.00%. The Company also pays a 0.50% per annum commitment fee on the unused portion of the commitments. The warehouse revolving period matures on November 12, 2025.

Senior Revolver

The Company maintained the Senior Revolver that provided $40.0 million of borrowing capacity, including up to $4.0 million of standby letters of credit, for a one-year term, renewable for successive terms following annual review. The most recent term expired August 31, 2023. The Senior Revolver accrued interest at one-month SOFR plus 5.00%.

On May 15, 2023, the Company fully paid off the outstanding borrowings of $40.3 million of principal and accrued interest under the Senior Revolver, using proceeds from the 1.0L 18.0% Senior Secured Term Loan described above. The early extinguishment of the Senior Revolver resulted in a loss of $0.1 million.

Curo Canada Revolving Credit Facility

Curo Canada maintained the Curo Canada Revolving Credit Facility, which provided short-term liquidity for the Company's Canadian direct lending operations.

On December 21, 2022, the borrowing capacity under the Curo Canada Revolving Credit Facility was reduced from C$10.0 million to C$5.0 million, and the facility was cancelled on January 6, 2023.

On May 15, 2023, the Company executed the Third Supplemental Indenture, which amends the underlying indenture to, among other things, eliminate or amend substantially all of the restrictive covenants contained in the indenture other than those related to the payment of principal and interest. The Company incurred fees of $1.7 million, net of amortization, related to the debt covenant amendments for the foregoing SPV facilities. These fees were capitalized, and included in the unaudited Condensed Consolidated Balance Sheets as a component of Debt. These costs are amortized over the term of the SPV facilities as a component of Interest expense.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
Prior to the Company acquiring Heights, Heights received four Civil Investigative Demands (each, a “CID”) from the Consumer Financial Protection Bureau (“CFPB”). In May and June 2022, Heights participated in the CFPB’s Notice and Opportunity to Respond and Advise (“NORA”) process, and submitted a NORA response addressing the potential violations raised by the CFPB during the NORA process. Following this process, on August 22, 2023 the CFPB filed a civil complaint in the U.S. District Court for the District of South Carolina against Heights and seven of its state-licensed subsidiaries alleging violations of the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On October 9, 2023, Heights and the other defendants filed a Motion to Stay pending the U.S. Supreme Court decision in CFPB v. Cmty. Fin. Servs. Ass'n of Am., Ltd., No. 22-448 (U.S. argued Oct. 3, 2023) (“CFSA”), regarding the constitutionality of the CFPB’s funding mechanism. On October 23, 2023, the CFPB filed its opposition to the Motion to Stay. Heights and the other defendants filed an answer to the complaint on October 24, 2023, and filed a reply in support of the Motion to Stay on October 30, 2023.

On the terms and subject to the conditions set forth in the definitive agreement to acquire Heights, the former owners of Heights agreed to indemnify the Company for certain losses arising after the consummation of the transaction, including relating to the CFPB’s enforcement action. The indemnification obligations of the former owners of Heights are limited to an indemnity holdback of $10 million cash plus $20 million of CURO stock valued as of the date of close, which was escrowed at the closing of the transaction, and will be the Company’s sole recourse against the former owners of Heights with respect to all of the indemnifiable claims under the definitive transaction agreement. The value of the stock portion of the escrow as of September 30, 2023 is $1.2 million.

The Company believes that the CFPB’s claims are without merit and will vigorously defend the lawsuit. Nevertheless, at this time, the Company cannot predict or determine the timing or outcome of this matter or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations. There can be no assurance that the escrowed amount will be sufficient to address all covered losses. However, the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to the Company’s business practices or operations could materially and adversely affect the Company’s business, financial condition, results of operations or reputation.

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

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company's effective income tax rate from continuing operations was (23.8)% and 64.6% for the nine months ended September 30, 2023 and 2022, respectively.

The effective income tax rate from continuing operations for the nine months ended September 30, 2023 was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. DTAs of $52.5 million, partially offset by releasing Canada Direct Lending DTAs of $(0.7) million, and lost tax benefits related to share-based compensation of $2.0 million.

The effective income tax rate from continuing operations for the nine months ended September 30, 2022, was higher than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of lost tax benefits related to the divestiture of the Legacy U.S. Direct Lending Business of $8.4 million, share-based compensation of $0.9 million, officers’ compensation of $1.0 million and non-deductible transaction costs of $0.2 million.

For the nine months ended September 30, 2023, we continued to evaluate evidence to estimate whether sufficient future sources of income will be generated to permit the use of the existing DTAs in the U.S. from continuing operations. During the first quarter of 2023, we determined that negative evidence outweighs the positive evidence of our ability to realize the U.S. DTAs. On this basis, we recorded a valuation allowance of $65.4 million against the U.S. DTAs from continuing operations, including $52.5 million recorded as Provision for income taxes and $13.0 million in Accumulated deficit related to the adoption of CECL.

The Company intends to reinvest Canada earnings indefinitely in its Canadian operations and therefore has not provided for any non-U.S. withholding tax that would be assessed on dividend distributions. If the accumulated earnings in Canada of $232.4 million were distributed to the U.S. legal entities, the Company would be subject to Canadian withholding taxes of an estimated $11.6 million. The determination of the U.S. state income taxes upon a potential foreign earnings distribution is impractical. In the event the earnings are distributed to the U.S. legal entities, the Company will adjust the income tax provision for the applicable period and determine the amount of foreign tax credit that would be available.

NOTE 9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income from continuing operations	$(33,612)	$21,117	$(142,585)	$12,098
Net (loss) income from discontinued operations	(70,830)	4,536	(80,655)	(11,189)
Net (loss) income	$(104,442)	$25,653	$(223,240)	$909

Weighted average common shares - basic	41,267	40,479	41,018	40,203
Dilutive effect of stock options and restricted stock units	—	356	—	551
Weighted average common shares - diluted	41,267	40,835	41,018	40,754

Basic (loss) earnings per share:
Continuing operations	$(0.81)	$0.52	$(3.48)	$0.30
Discontinued operations	(1.72)	0.11	(1.97)	(0.28)
Basic (loss) earnings per share	$(2.53)	$0.63	$(5.45)	$0.02

Diluted (loss) earnings per share:
Continuing operations	$(0.81)	$0.52	$(3.48)	$0.30
Discontinued operations	(1.72)	0.11	(1.97)	(0.28)
Diluted (loss) earnings per share	$(2.53)	$0.63	$(5.45)	$0.02

Potential shares of common stock that would have the effect of increasing diluted earnings per share or decreasing diluted loss per share are considered to be anti-dilutive; therefore, these shares are not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2023, there were 4.4 million and 4.4 million, respectively, and for the three and nine

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
months ended September 30, 2022, there were 3.5 million and 2.4 million, respectively, of potential shares of common stock excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

Leases classified as finance leases were immaterial to the Company as of September 30, 2023. Operating leases expire at various times through 2033. Operating leases are included in "Right of use asset - operating leases" and "Lease liability - operating leases" in the unaudited Condensed Consolidated Balance Sheets. Operating lease costs are included in "Occupancy" in the unaudited Condensed Consolidated Statements of Operations. The majority of leases have an original term up to five years plus renewal options under similar terms.

The Company recorded $0.8 million and $8.3 million of expense during the three and nine months ended September 30, 2023 for lease abandonment costs related to restructuring actions. For further information, refer to Note 15, "Restructuring."
The following table summarizes the operating lease costs and other information for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs:
Third-Party	$5,832	$6,983	$17,937	$25,791
Related-Party	157	332	470	1,986
Total operating lease costs	$5,989	$7,315	$18,407	$27,777

Cash paid for amounts included in the measurement of operating lease liabilities			$18,705	$29,421
ROU assets obtained			$9,174	$(29,965)
Weighted average remaining lease term - Operating leases			4.0 years	4.6 years
Weighted average discount rate - Operating leases			8.5%	8.1%

The following table summarizes the aggregate operating lease payments that the Company was contractually obligated to make under operating leases as of September 30, 2023 (in thousands):

	Third-Party	Related-Party	Total
Remainder of 2023	$5,623	$156	$5,779
2024	19,088	632	19,720
2025	13,568	649	14,217
2026	7,547	667	8,214
2027	4,542	685	5,227
2028	2,611	667	3,278
Thereafter	4,527	326	4,853
Total	57,506	3,782	61,288
Less: Imputed interest	(8,763)	(946)	(9,709)
Operating lease liabilities	$48,743	$2,836	$51,579

There were no material leases entered into subsequent to the balance sheet date.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DIVIDENDS
Dividend Program

In October 2022, the Company's Board of Directors suspended its previously authorized quarterly dividend of $0.11 per share ($0.44 per share annualized). There were no dividends paid in the nine months ended September 30, 2023, except those related to previously declared dividends on RSUs vested during the nine months ended September 30, 2023 related to the unvested period.

NOTE 12 – SEGMENT AND GEOGRAPHIC DATA
During the quarter ended September 30, 2023, we completed the sale of Flexiti, which comprised our entire Canada POS Lending operating segment. See Note 14, "Discontinued Operations" for more information. The Company determined the Flexiti operations met the criteria for discontinued operations in the third quarter of 2023. As a result, the Flexiti operations are presented in the accompanying unaudited Condensed Consolidated Balance Sheet, unaudited Condensed Consolidated Statements of Operations and Cash Flows as discontinued operations for all applicable periods presented. Consequently, we now report our results in a single reportable segment, Direct Lending, which reflects how the Company's CODM allocates resources and evaluates our financial results. The U.S. and Canada have similar economic and operating characteristics, including the nature of products and services offered, operating procedures and risks, customer bases and shared corporate resources, which led the CODM to conclude that these separate segments combine to form one operating segment. Because we have a single reportable segment, all required financial segment information can be found directly in the unaudited Consolidated Financial Statements.
As of September 30, 2023, the Company operated over 490 U.S. retail locations in 13 states. As of September 30, 2023, the Company operated nearly 150 stores across eight Canadian provinces and had an online presence in eight provinces and one territory.

Geographic Data

The following table presents total revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$87,906	$107,430	$269,731	$511,540
Canada	79,957	78,979	234,516	226,007
Total revenue	$167,863	$186,409	$504,247	$737,547

The following table presents the proportion of gross loans receivable by geographic region:

	September 30, 2023	December 31, 2022
U.S.	$751,869	$773,380
Canada	502,532	481,015
Total gross loans receivable	$1,254,401	$1,254,395

The following table presents the Company's net long-lived assets, comprised of property and equipment, by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located (in thousands):

	September 30, 2023	December 31, 2022
U.S.	$10,330	$13,993
Canada	13,573	15,239
Total net long-lived assets	$23,903	$29,232

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – ACQUISITIONS AND DIVESTITURES

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

This transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company was the acquirer for purposes of accounting for the business combination. The values assigned to the acquired assets and liabilities assumed are provisional based on the preliminary fair value estimates as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of September 30, 2023, the Company completed the determination of the fair values of the acquired identifiable assets and liabilities.

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

DIVESTITURES

Flexiti

On August 31, 2023, the Company completed the previously announced sale of Flexiti to Questrade for total base consideration of $40.6 million, subject to an adjustment based on Flexiti’s tangible book value, unrestricted cash at closing and certain other adjustments. In total, the Company received net proceeds of $63.7 million. Refer to Note 14, "Discontinued Operations" for further discussion.

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

The divestiture resulted in a gain of $68.4 million for the year ended December 31, 2022, which was recorded in "Gain on sale of business" on the unaudited Condensed Consolidated Statements of Operations. Per ASC 205: Presentation of Financial Statements, the sale of the business is not classified as discontinued operations in the Company’s operations or financial results.

The Company reduced the gain by $2.0 million in the nine months ended September 30, 2023 based on expected uncollectible amounts. There was no change to this calculation in the three months ended September 30, 2023.

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
(2) Includes deferred revenue, income taxes payable, deferred tax liability and other long-term liabilities

The Legacy U.S. Direct Lending Business had pre-tax net income of $3.6 million and $60.7 million for the three and nine months ended September 30, 2022, respectively. Pre-tax net income is comprised of net revenue and expenses directly related to the Legacy U.S. Direct Lending Business, which does not include certain costs recorded in the Legacy U.S. Direct Lending operating segment that are not classified as disposed of, such as interest expense on the 7.50% Senior Secured Notes and certain corporate expenses.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – DISCONTINUED OPERATIONS

Flexiti

On August 31, 2023, the Company completed the divestiture of Flexiti to Questrade Financial Group Inc. The Company received total sales proceeds of $63.7 million, including $28.6 million in cash, after $12.3 million of transaction costs paid out of proceeds, on the closing date and $22.9 million in escrow receivables. The total sales proceeds are net of adjustments to the gross purchase price for Flexiti's tangible book value and unrestricted cash as of the closing date. The Company paid total transaction costs of $13.0 million related to the sale of Flexiti. Flexiti constituted the entirety of the Company’s Canada POS Lending operating segment. The divestiture resulted in a loss of $93.2 million in the three and nine months ended September 30, 2023, which was recorded in Net (loss) income from discontinued operations on the unaudited Condensed Consolidated Statements of Operations. As part of the transaction, the Company also entered into a Transition Service Agreement to support Questrade in the transition by continuing to provide call center and select finance support services to Flexiti, for a period of six months following the closing date. As consideration for these services, Questrade will reimburse the Company for the salaries and benefits expenses incurred on behalf of the services rendered based upon an agreed upon blended rate and for applicable call center licenses. Income from the transition service agreement is recorded as a reduction to the corresponding expense within the unaudited Consolidated Statements of Operations.

After consideration of the relevant facts related to the Flexiti divestiture, the Company concluded the proposed disposal activities represented a strategic shift that has a major effect on the Company’s operations and financial results as Flexiti (i) provides Buy-Now-Pay-Later / Point of Sale services through its merchant partner network, (ii) engaged in merchant partnerships as a source of customer acquisition and revenue, (iii) primarily engaged with prime customers and (iv) offered interest free or deferred periods on certain of its loans, unlike the Company's remaining Direct Lending operations. As such, Flexiti qualified for presentation as discontinued operations. Accordingly, the financial results of Flexiti are presented in the accompanying unaudited Condensed Consolidated Financial Statements for all periods presented as discontinued operations. Refer to Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for further information.

Assets and liabilities related to the divested operations have been reclassified in the unaudited Condensed Consolidated Balance Sheet as of December 31, 2022, which are detailed in the table below:

December 31, 2022
Assets
Cash, cash equivalents, and restricted cash	$55,176
Loans receivable, net	792,596
Prepaid expenses and other	1,976
Property and equipment, net	2,725
Right-of-use assets	3,020
Deferred tax assets	31,755
Intangibles	52,764
Other assets (1)	5,391
Assets, discontinued operations	$945,403

Liabilities
Accounts payable and accrued liabilities	$28,233
Deferred revenue	28,792
Right-of-use liability	3,451
Contingent consideration related to acquisition	16,884
Debt	724,705
Liabilities, discontinued operations	$802,065
(1) Includes income tax receivable and other assets.

The operating results of Flexiti have been reclassified as discontinued operations in the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively, as detailed in the table below:

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, unaudited)	2023	2022	2023	2022
Revenue
Interest and fees revenue	$26,253	$24,575	$98,606	$64,077
Insurance and other income	3,451	3,136	13,430	7,096
Total revenue	29,704	27,711	112,036	71,173
Provision for losses	11,449	13,379	41,860	28,055
Net revenue	18,255	14,332	70,176	43,118
Operating expenses
Salaries and benefits	3,436	4,234	19,824	19,448
Occupancy	247	408	957	929
Advertising	79	568	419	1,109
Direct operations	2,357	3,441	9,138	10,858
Depreciation and amortization	2,574	3,816	10,007	10,915
Other operating expense	16,354	1,051	16,610	2,455
Total operating expenses	25,047	13,518	56,955	45,714
Other expense
Loss on sale	93,245	—	93,245	—
Interest expense	11,128	11,994	41,667	26,843
(Gain) loss on change in fair value of contingent consideration	—	(11,355)	2,728	(7,605)
Total other expense	104,373	639	137,640	19,238
(Loss) income from discontinued operations	(111,165)	175	(124,419)	(21,834)
Benefit for income taxes	(40,335)	(4,361)	(43,764)	(10,645)
Net (loss) income from discontinued operations	$(70,830)	$4,536	$(80,655)	$(11,189)

The Company's effective income tax rate from discontinued operations was 35.2% and 48.8% for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate from discontinued operations for the nine months ended September 30, 2023 of 35.2% was higher than the blended federal and provincial statutory rate of approximately 26%, primarily as a result of recording a current tax benefit realized from the loss on the divestiture. The effective income tax rate from discontinued operations for the nine months ended September 30, 2022 of 48.8% was higher than the blended federal and provincial statutory rate of approximately 26%, primarily as a result of $2.1 million change in value of contingent consideration.

NOTE 15 – RESTRUCTURING

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
For the three and nine months ended September 30, 2023, the Company incurred an additional $4.0 million and $14.0 million, respectively, of expense related to our restructuring actions, of which $3.0 million and $5.5 million related to employee termination benefits, and $0.8 million and $8.3 million, respectively, related to lease abandonment costs resulting from the closure of stores in the U.S. and Canada.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the total restructuring costs incurred during the three and nine months ended September 30, 2023, (in thousands):

	Three months ended September 30, 2023				Nine months ended September 30, 2023
	Employee Termination Benefits	Lease Exit Costs	Other Related Costs	Total Restructuring Costs	Employee Termination Benefits	Lease Exit Costs	Other Related Costs	Total Restructuring Costs
Salaries and Benefits	$3,045	$—	$—	$3,045	$4,562	$—	$—	$4,562
Other Operating Expense	—	800	189	989	958	8,281	189	9,428
Total	$3,045	$800	$189	$4,034	$5,520	$8,281	$189	$13,990

The following table shows the total amount incurred and liability, which is recorded in accounts payables and other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets, for restructuring-related costs as of September 30, 2023 and for the three and nine months ended September 30, 2023, (in thousands):

Accrued restructuring costs as of December 31, 2022	$4,746
Restructuring costs incurred during the three months ended March 31, 2023	9,956
Amount paid during the three months ended March 31, 2023	(4,641)
Accrued restructuring costs as of March 31, 2023	$10,061
Restructuring costs incurred during the three months ended June 30, 2023	—
Amount paid during the three months ended June 30, 2023	(2,904)
Accrued restructuring costs as of June 30, 2023	$7,157
Restructuring costs incurred during the three months ended September 30, 2023	4,034
Amount paid during the three months ended September 30, 2023	(3,234)
Accrued restructuring costs as of September 30, 2023	$7,957

NOTE 16 – SHARE REPURCHASE PROGRAM

In February 2022, the Company's Board of Directors authorized a new share repurchase program for the repurchase of up to $25.0 million of its common stock. In March 2023, the Board of Directors terminated the program. There were no repurchases under this program.

In May 2021, the Company's Board of Directors authorized a share repurchase program for up to $50.0 million of its common stock. The program commenced in June 2021 and was completed in February 2022. The Company repurchased 824,477 shares of common stock under the plan at an average price of $15.20 for a total cost of $12.5 million during the nine months ended September 30, 2022.

CURO GROUP HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – SUBSEQUENT EVENTS

On October 16, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirements, because the average market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million. As of October 16, 2023, the 30 trading-day average market capitalization was approximately $44.7 million, and the Company's last reported stockholders’ deficit was $398.0 million ($268.4 million as of June 30, 2023). Within 45 days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan aimed to demonstrate the definitive actions the Company has taken, or will take, to regain compliance with the continued listing standards within 18 months of the Market Cap Notice. Should the Listings Operations Committee of the NYSE review and approve the plan, the Company's common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to the Company's compliance with the other continued listing criteria of the NYSE and the periodic monitoring of the business plan by the NYSE.

On October 27, 2023, the Company received written notice from the NYSE that the Company was not in compliance with the continued listing criteria set forth in 802.01C of the NYSE's Listed Company Manual with respect to stock price requirements (the "Stock Price Notice"). The Company has a period of six months following the receipt of the Stock Price Notice to regain compliance. As a result, the Company has until April 27, 2024 to regain compliance. If the Company determines that in order to cure the price condition it is necessary to take an action that requires shareholder approval, it must obtain shareholder approval no later than its 2024 annual meeting and must implement the action promptly thereafter.

The Market Cap Notice and Stock Price Notice do not affect the Company’s reporting obligations with the Securities and Exchange Commission, and they do not conflict with or cause an event of default under any of the Company’s material debt or other agreements.

At October 30, 2023, the Company had $22.9 million in escrow receivables, of which $19.9 million related to Flexiti's tangible book value and unrestricted cash, as of the closing date. On October 30, 2023, the Company received the final Flexiti tangible book value and unrestricted cash amounts from Questrade needed to finalize the purchase price. No adjustments to the proceeds or loss on sale of Flexiti calculation were required.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements. These forward-looking statements include projections, estimates and assumptions about various matters, including future financial and operational performance, and may be identified by words such as "guidance," "estimate," "anticipate," "believe," "forecast," "step," "plan," "predict," "focused," "project," "is likely," "is possible," "expect," "anticipate," "intend," "should," "will," 'may," "confident," "trend" and variations of such words and similar expressions. The matters discussed in these forward-looking statements are based on management's beliefs, assumptions, current expectations and estimates and projections, and are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Except as required by applicable law and regulations, we undertake no obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Please see the sections titled “Risk Factors” in our 2022 Form 10-K and "Risk Factors" in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with our business.

Company Overview

We are an omni-channel consumer finance company serving consumers in portions of the U.S. and Canada. CURO was founded over 25 years ago to meet the growing needs of consumers looking for additional ways to access credit. We continuously update our products and technology platform to offer a variety of convenient and accessible financial and loan services. We design our customer experience to allow consumers to apply for, update and manage their loans in the channels they prefer—in branch, via mobile device or over the phone. Our high customer satisfaction scores speak to our ability to anticipate and exceed customers’ needs.
In the U.S., we operate under several principal brands, including "Heights Finance," "Southern Finance" "Covington Credit," "Quick Credit," and "First Heritage Credit" direct lending brands. In Canada, we operate under “Cash Money” and “LendDirect” direct lending brands. As of September 30, 2023, we operated over 490 store locations across 13 U.S. states and nearly 150 stores in eight Canadian provinces and had an online presence in eight provinces and one territory. Until the sale of our Legacy U.S. Direct Lending Business in July 2022, we also operated under brands that included "Speedy Cash," "Rapid Cash" and "Avio Credit." We also offered demand deposit accounts in the U.S. under the "Revolve Finance" brand and credit card programs under the "First Phase" brand, until the fourth quarter of 2022. In Canada, we also operated under the brand "Flexiti" until the sale of Flexiti on August 31, 2023.

Recent Business Developments

Discontinued Operations

On August 31, 2023, we completed the divestiture of Flexiti to Questrade for total sale proceeds of $63.7 million, inclusive of the Flexiti tangible book value and unrestricted cash adjustments. The divestiture resulted in a loss of $93.4 million in the three and nine months ended September 30, 2023, which was recorded in Net (loss) income from discontinued operations on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 14, "Discontinued Operations" for further discussion. Additionally, as discussed in “Note 1, Summary of Significant Accounting Policies and Nature of Operations," we determined the Flexiti Divestiture met the criteria for discontinued operations beginning in the third quarter of 2023. As a result, Flexiti is presented in the accompanying unaudited Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Flexiti comprised the entirety of our former Canada POS Lending operating segment. As a result, we now report results in a single reportable segment.

Notice of Non-Compliance with NYSE Continued Listing Standards

On October 16, 2023, the Company received a written notice (the “Market Cap Notice”) from the NYSE that the Company was not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE’s Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirements, as the average market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million. As of October 16, 2023, the 30 trading-day average market capitalization was approximately $44.7 million, and its last reported stockholders’ deficit was $398.0 million ($268.4 million as of June 30, 2023). Within 45 days of receipt of the Market Cap Notice, the Company will respond to the NYSE with a business plan aimed to demonstrate the definitive actions the Company has taken, or is taking, to regain compliance with the continued listing standards within 18 months of the Market Cap Notice. Should the Listings Operations Committee of the NYSE review and approve the plan, the Company's common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to the Company's compliance with the other continued listing criteria of the NYSE and the periodic monitoring of the business plan by the NYSE.

On October 27, 2023, the Company received written notice from the NYSE that the Company was not in compliance with the continued listing criteria set forth in 802.01C of the NYSE's Listed Company Manual with respect to stock price requirements (the "Stock Price Notice"). The Company has a period of six months following the receipt of the Stock Price Notice to regain compliance. As a result, the Company has until April 27, 2024 to regain compliance. If the Company determines that in order to cure the price condition it is necessary to take an action that requires shareholder approval, it must obtain shareholder approval by no later than its 2024 annual meeting and must implement the action promptly thereafter.

The Market Cap Notice and Stock Price Notice do not affect the Company’s reporting obligations with the Securities and Exchange Commission, and they do not conflict with or cause an event of default under any of the Company’s material debt or other agreements.

Finalization of the Flexiti Purchase Price

At October 30, 2023, the Company had $22.9 million in escrow receivables, of which $19.9 million related to Flexiti's tangible book value and unrestricted cash, as of the closing date. On October 30, 2023, the Company received the final Flexiti tangible book value and unrestricted cash amounts from Questrade needed to finalize the purchase price. No adjustments to the proceeds or loss on sale of Flexiti calculation were required.

Regulatory Developments

See "Regulatory Environment and Compliance" for a description of the regulatory environment in which we operate in the U.S. and Canada and related developments in the third quarter of 2023.

RESULTS OF OPERATIONS
Consolidated Revenue by Product
On August 31, 2023, we completed the divestiture of Flexiti to Questrade. Flexiti comprised the entirety of our Canada POS Lending operating segment. This transaction resulted in treatment of the Canada POS Lending operating segment as discontinued operations for all periods presented in the unaudited Condensed Consolidated Financial Statements. Unless otherwise indicated, the discussion on our results of operations provided below relates to our continuing operations and we have recast prior-period amounts for purposes of historical comparisons. See Note 14, "Discontinued Operations" for further information.
Beginning January 1, 2023, we started reporting "Insurance and other income" in place of the previously reported "Insurance premiums and commissions" and "Other revenue" line items in the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.
Beginning January 1, 2023, we renamed the previously reported Allowance for loan losses to Allowance for credit losses on the unaudited Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform with current period presentation.
As a result of the sale of the Legacy U.S. Direct Lending Business in July 2022, we no longer guarantee loans originated by third-party lenders through CSO programs. As such, our results of operations discussed below only include the results from the CSO program for the three months and nine months ended September 30, 2022. Refer to Note 13, "Acquisitions and Divestitures" for additional information.
The following table summarizes revenue by product for the period indicated:

	For the Three Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	Total	% of Total	Total	% of Total	Change $	Change %
Revolving LOC	$51,039	30.4%	$52,461	28.1%	(1,422)	(2.7)%
Installment	92,454	55.1%	103,479	55.5%	(11,025)	(10.7)%
Total interest and fees revenue	143,493	85.5%	155,940	83.7%	(12,447)	(8.0)%
Insurance and other income	24,370	14.5%	30,469	16.3%	(6,099)	(20.0)%
Total revenue	$167,863	100.0%	$186,409	100.0%	(18,546)	(9.9)%

During the three months ended September 30, 2023, total revenue decreased $18.5 million, or 9.9%, to $167.9 million, compared to the prior-year period, primarily related to a product mix shift and the sale of the Legacy U.S. Direct Lending Business in July 2022, which caused a shift to longer term, higher credit quality and lower yielding loans.
Product Revenue for the Three Months Ended September 30, 2023
•Revolving LOC
◦Revolving LOC revenue for the three months ended September 30, 2023 remained relatively flat at $51.0 million, a decrease of $1.4 million, or 2.7%.

•Installment
◦Installment revenue for the three months ended September 30, 2023 decreased $11.0 million, or 10.7%, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022 and a product mix shift to higher credit quality lower yielding loans in the U.S.

•Insurance and other income
◦Insurance and other income for the three months ended September 30, 2023 decreased $6.1 million, or 20.0%, compared to the prior-year period, primarily related to a product mix shift in the current period compared to the prior period leading to lower other product income.

	For the Nine Months Ended
	September 30, 2023		September 30, 2022
(in thousands)	Total	% of Total	Total	% of Total	Change $	Change %
Revolving LOC	$149,614	29.7%	$200,565	27.2%	(50,951)	(25.4)%
Installment	279,949	55.5%	459,160	62.3%	(179,211)	(39.0)%
Total interest and fees revenue	429,563	85.2%	659,725	89.4%	(230,162)	(34.9)%
Insurance and other income	74,684	14.8%	77,822	10.6%	(3,138)	(4.0)%
Total revenue	$504,247	100.0%	$737,547	100.0%	(233,300)	(31.6)%

During the nine months ended September 30, 2023, total revenue decreased $233.3 million, or 31.6%, to $504.2 million, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by the acquisition of First Heritage in July 2022 and revenue growth in Canada. These transactions furthered our shift to longer term, higher credit quality and lower yielding loans.
Product Revenue for the Nine Months Ended September 30, 2023
•Revolving LOC
◦Revolving LOC revenue for the nine months ended September 30, 2023 decreased $51.0 million, or 25.4%, compared to the prior-year period, primarily due to the impact of the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by growth in Canada of $6.3 million, or 4.4%.

•Installment
◦Installment revenue for the nine months ended September 30, 2023 decreased $179.2 million, or 39.0%, compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by revenue following the acquisition of First Heritage in July 2022.

•Insurance and other income
◦Insurance and other income for the nine months ended September 30, 2023 decreased $3.1 million, or 4.0%,

compared to the prior-year period, primarily due to the sale of the Legacy U.S. Direct Lending Business in July 2022, partially offset by revenue following the acquisition of First Heritage in July 2022.

Consolidated Results of Operations
The table below presents our consolidated results of operations.

(in thousands, unaudited)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Revenue
Interest and fees revenue	$143,493	$155,940	$(12,447)	(8.0)%	$429,563	$659,725	$(230,162)	(34.9)%
Insurance and other income	24,370	30,469	(6,099)	(20.0)%	74,684	77,822	(3,138)	(4.0)%
Total revenue	167,863	186,409	(18,546)	(9.9)%	504,247	737,547	($ 233,300)	(31.6)%
Provision for losses	49,009	65,020	(16,011)	(24.6)%	161,128	277,421	(116,293)	(41.9)%
Net revenue	118,854	121,389	(2,535)	(2.1)%	343,119	460,126	(117,007)	(25.4)%
Operating Expenses
Salaries and benefits	52,148	49,179	2,969	6.0%	161,911	196,121	(34,210)	(17.4)%
Occupancy	10,454	12,419	(1,965)	(15.8)%	32,683	46,442	(13,759)	(29.6)%
Advertising	2,819	4,676	(1,857)	(39.7)%	6,785	27,342	(20,557)	(75.2)%
Direct operations	12,176	8,288	3,888	46.9%	33,953	41,438	(7,485)	(18.1)%
Depreciation and amortization	5,390	5,683	(293)	(5.2)%	16,119	17,070	(951)	(5.6)%
Other operating expense	11,207	22,595	(11,388)	(50.4)%	37,179	56,354	(19,175)	(34.0)%
Total operating expenses	94,194	102,840	(8,646)	(8.4)%	288,630	384,767	(96,137)	(25.0)%
Other expense (income)
Interest expense	55,798	38,155	17,643	46.2%	150,303	103,840	46,463	44.7%
Loss from equity method investment	1,453	2,309	(856)	(37.1)%	7,000	2,053	4,947	#
Extinguishment or modification of debt costs	—	3,702	(3,702)	#	8,864	3,702	5,162	#
Gain on sale of business	—	(68,443)	68,443	#	2,027	(68,443)	70,470	#
Miscellaneous expenses	—	—	—	#	1,435	—	1,435	#
Total other expense (income)	57,251	(24,277)	81,528	#	169,629	41,152	128,477	#
Income (loss) before income taxes	(32,591)	42,826	(75,417)	#	(115,140)	34,207	(149,347)	#
Provision for income taxes from continuing operations	1,021	21,709	(20,688)	(95.3)%	27,445	22,109	5,336	24.1%
Net (loss) income from continuing operations	$(33,612)	$21,117	$(54,729)	#	$(142,585)	$12,098	$(154,683)	#
#- Change greater than 100% or not meaningful

Consolidated Portfolio Performance

(in thousands, except percentages, unaudited)	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022
Gross loans receivable
Revolving LOC	$469,041	$472,902	$461,443	$451,077	$439,117
Installment loans	785,360	754,713	748,133	803,318	765,041
Total gross loans receivable	$1,254,401	$1,227,615	$1,209,576	$1,254,395	$1,204,158

Lending Revenue
Revolving LOC	$51,039	$49,483	$49,092	$49,915	$52,461
Installment loans	92,454	92,283	95,212	100,435	103,478
Total lending revenue	$143,493	$141,766	$144,304	$150,350	$155,939

Lending Provision
Revolving LOC	$19,031	$27,089	$15,539	$29,620	$28,408
Installment loans	28,464	35,171	31,139	46,442	33,511
Total lending provision	$47,495	$62,260	$46,678	$76,062	$61,919

NCOs
Revolving LOC	$22,023	$21,780	$6,234	$26,715	$24,793
Installment loans	33,342	35,483	41,078	38,168	29,783
Total NCOs	$55,365	$57,263	$47,312	$64,883	$54,576

NCO rate (annualized) (1)
Revolving LOC	18.6%	18.7%	5.5%	23.8%	20.9%
Installment loans	17.2%	18.9%	21.5%	19.3%	16.7%
Total NCO rate	17.7%	18.8%	15.6%	20.9%	18.4%

ACL rate (2) (3)
Revolving LOC	25.4%	26.6%	25.6%	8.4%	7.9%
Installment loans	10.3%	11.2%	11.3%	5.4%	4.6%
Total ACL rate	15.9%	17.1%	16.8%	6.5%	5.8%

31+ days past-due rate (2)
Revolving LOC	8.6%	8.5%	8.4%	4.1%	5.1%
Installment loans	8.5%	8.1%	8.2%	9.6%	10.2%
Total past-due rate	8.5%	8.3%	8.3%	7.6%	8.3%

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

Comparison of Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022

Revenue

For a discussion of revenue, see "Consolidated Revenue by Product" above.

Provision for Losses

We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". Provision for losses decreased by $16.0 million, or 24.6%, for the three months ended September 30, 2023 compared to the prior-year period, primarily driven by a lower allowance for credit losses rate due to a decrease in net charge off rates and overall credit improvement during the quarter.
Operating Expenses

Operating expenses for the three months ended September 30, 2023 decreased $8.6 million, or 8.4%, compared to the prior-year period, primarily driven by:

Salaries and benefits. Salaries and benefits expense was $52.1 million for the three months ended September 30, 2023, an increase of $3.0 million, or 6.0%, compared to the prior-year period. The increase is largely due to $3.0 million of restructuring costs incurred during the three months ended September 30, 2023, as further described in Note 15, "Restructuring."

Occupancy. Occupancy expense was $10.5 million for the three months ended September 30, 2023, a decrease of $2.0 million, or 15.8%, compared to the prior-year period. The decrease was largely due to the closure of Canada stores and reduction of corporate office space resulting from restructuring initiatives begun in the fourth quarter of 2022, partially offset by additional store costs as a result of the acquisition of First Heritage and its 106 stores in July 2022.

Advertising. Advertising expense was $2.8 million for the three months ended September 30, 2023, a decrease of $1.9 million, or 39.7%, compared to the prior-year period primarily due to the sale of our Legacy U.S. Direct Lending Business in July 2022 which required high spend to attract business and the current approach to marketing our brands.

Direct operations. Direct operations expense was $12.2 million for the three months ended September 30, 2023, an increase of $3.9 million, or 46.9%, compared to the prior-year period. The increase is primarily driven by an increase in technology costs necessary to run the business, including our migration of all U.S. Direct Lending loans to one consolidated loan management system which was completed in the quarter ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2023 was $5.4 million, a decrease of $0.3 million, or 5.2%, compared to the prior-year period, primarily due to a decrease in Canada stores related to restructuring initiatives begun in the fourth quarter of 2022.

Other operating expenses. Other operating expenses were $11.2 million for the three months ended September 30, 2023, a decrease of $11.4 million, or 50.4%, compared to the prior-year period, primarily driven by a decrease in professional fees associated with the First Heritage acquisition and the divestiture of the Legacy U.S. Direct Lending Business incurred in the same period last year.

Other Expense (Income)

Other expenses for the three months ended September 30, 2023 were $57.3 million, compared to Other income of $24.3 million for the three months ended September 30, 2022, an increase of $81.5 million compared to the prior-year period, primarily driven by:

Interest expense. Interest expense for the three months ended September 30, 2023 increased $17.6 million, or 46.2%, compared to the prior-year period, primarily driven by (i) the new $150 million 1.0L 18.00% Senior Secured Term Loan and Canada SPV II entered into on May 15, 2023, (ii) increased non-recourse ABL borrowing to support organic loan growth and acquired loans and (iii) an increase in benchmark rates on variable-rate debt.

Equity method investment. Our share of Katapult's losses were $1.5 million and $2.3 million of loss for the three months ended September 30, 2023 and 2022, respectively.

Extinguishment or modification of debt costs. We incurred $3.7 million of expenses related to the extinguishment or modification of debt during the three months ended September 30, 2022.

Gain on sale of business. We recorded a gain of $68.4 million on the sale of our Legacy U.S. Direct Lending Business in the three months ended September 30, 2022.

Provision for Income Taxes

The effective income tax rate for the three months ended September 30, 2023 from continuing operations was (3.1)%. The effective income tax rate for the three months ended September 30, 2023 from continuing operations was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. DTAs of $9.0 million, partially offset by releasing valuation allowance of Canada Direct Lending DTAs of $(0.7) million, and lost tax benefits related to share-based compensation of $0.4 million.

Comparison of Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Revenue

For a discussion of revenue, see "Consolidated Revenue by Product" above.

Provision for Losses

We adopted CECL on January 1, 2023, as further described in Note 1, "Summary of Significant Accounting Policies and Nature of Operations". Provision for losses decreased by $116.3 million, or 41.9%, for the nine months ended September 30, 2023 compared to the prior-year period, primarily driven by our Legacy U.S. Direct Lending Business divestiture of $107.8 million, which is a higher loss rate product, partially offset by the impact of adopting CECL and growth in our business.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 decreased $96.1 million, or 25.0%, compared to the prior-year period, primarily driven by:

Salaries and benefits. Salaries and benefits expense was $161.9 million for the nine months ended September 30, 2023, a decrease of $34.2 million, or 17.4%, compared to the prior-year period. The decrease was largely due to the July 2022 divestiture of our Legacy U.S. Direct Lending Business and lower headcount as a result of restructuring initiatives implemented in the fourth quarter of 2022, partially offset by the increase of store employees of the acquired First Heritage business.

Occupancy. Occupancy expense was $32.7 million for the nine months ended September 30, 2023, a decrease of $13.8 million, or 29.6%, compared to the prior-year period. The decrease was largely due to the 160 stores that were part of the July 2022 divestiture of our Legacy U.S. Direct Lending Business, partially offset by the acquisition of First Heritage and its 106 stores.

Advertising. Advertising expense was $6.8 million for the nine months ended September 30, 2023, a decrease of $20.6 million, or 75.2%, compared to the prior-year period primarily due to the sale of our Legacy U.S. Direct Lending Business in July 2022 and the current approach to marketing our brands.

Direct operations. Direct operations expense was $34.0 million for the nine months ended September 30, 2023, a decrease of $7.5 million, or 18.1%, compared to the prior-year period. The decrease is primarily driven by the divestiture of the Legacy U.S. Direct Lending Business, partially offset by the lower cost First Heritage business acquired in July 2022.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2023 was $16.1 million, a decrease of $1.0 million, or 5.6%, compared to the prior-year period. The decrease is primarily driven by the July 2022 divestiture of our Legacy U.S. Direct Lending Business and store closures as a result of the restructuring initiatives implemented in the fourth quarter of 2022, partially offset by increased amortization expense of intangibles assets related to the acquisition of First Heritage.

Other operating expenses. Other operating expenses were $37.2 million for the nine months ended September 30, 2023, a decrease of $19.2 million, or 34.0%, compared to the prior-year period, primarily driven by a decrease in professional fees associated with the First Heritage acquisition and the divestiture of the Legacy U.S. Direct Lending Business incurred in the same period last year.

Other Expense (Income)

Other expenses for the nine months ended September 30, 2023 were $169.6 million, an increase of $128.5 million, or 312.2%, compared to the prior-year period, primarily driven by:

Interest expense. Interest expense for the nine months ended September 30, 2023, increased $46.5 million, or 44.7%, compared to the prior-year period, primarily driven by the new 1.0L 18.00% Senior Secured Term Loan entered into on May 15, 2023, increased non-recourse ABL borrowing to support organic loan growth and an increase in benchmark rates on variable-rate debt.

Equity method investment. Our share of Katapult's losses was $7.0 million of loss for the nine months ended September 30, 2023 and $2.1 million of income for the nine months ended September 30, 2022.

Extinguishment or modification of debt costs. We incurred $8.9 million of expenses during the nine months ended September 30, 2023 of which approximately $8.8 million of the expenses were related to costs incurred to third parties as part of the new 1.0L 18.00% Senior Secured Term Loan and uptiering 1.5L 7.50% Senior Secured Notes with the remaining $0.1 million related to the extinguishment of the Senior Revolver.
Gain on sale of business. During the nine months ended September 30, 2023, we recorded a $2.0 million reduction to the gain on the July 2022 sale of our Legacy U.S. Direct Lending Business, based on expected uncollectible amounts. We recorded a gain of $68.4 million on the sale of our Legacy U.S. Direct Lending Business in the corresponding prior year period.

Miscellaneous expenses. We incurred $1.4 million of miscellaneous expenses during the nine months ended September 30, 2023 related to the termination of contracts utilized by the Legacy U.S. Direct Lending Business.

Provision for Income Taxes

The effective income tax rate for the nine months ended September 30, 2023 from continuing operations was (23.8)%. The effective income tax rate for the nine months ended September 30, 2023 was lower than the blended federal and state/provincial statutory rate of approximately 26.0%, primarily as a result of recording a valuation allowance against U.S. DTAs of $52.5 million, partially offset by releasing valuation allowance of Canada Direct Lending DTAs of $(0.7) million, and lost tax benefits related to share-based compensation of $2.0 million.

Currency Information

We operate in the U.S. and Canada and our consolidated results are reported in U.S. dollars.

Changes in our reported revenues and net (loss) income include the effect of changes in currency exchange rates. We translate the unaudited Condensed Consolidated Balance Sheet into U.S. dollars at the currency exchange rate in effect at the end of each period. We translate the unaudited Condensed Consolidated Statements of Operations at the average rates of exchange for the period. We record currency translation adjustments as a component of Accumulated other comprehensive loss in Stockholders’ (Deficit) Equity.

Constant Currency Analysis

We have operations in the U.S. and Canada. For the three months ended September 30, 2023 and 2022, 47.6% and 42.4%, respectively, of our revenues were originated in Canadian Dollars. For the nine months ended September 30, 2023 and 2022, 46.5% and 30.6%, respectively, of our revenues were originated in Canadian Dollars. As a result, changes in our reported results include the impacts of changes in foreign currency exchange rates of the Canadian Dollar.

Statement of Operations - Exchange Rate for the three and nine month periods ended September 30, 2023 and 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Average Exchange Rates for the Canadian Dollar	0.7453	0.7661	(0.0208)	(2.7)%	0.7427	0.7831	(0.0404)	(5.2)%

Balance Sheet - Exchange Rate as of September 30, 2023 and December 31, 2022

	September 30,	December 31,	Change
	2023	2022	$	%
Exchange Rate for the Canadian Dollar	0.7365	0.7365	0.0000	0.0%

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

We calculated the revenues and gross margin below for our reportable segments during the three and nine months ended September 30, 2023 using the actual average exchange rate during the three and nine months ended September 30, 2022 (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Constant currency basis:
Revenues	$171,544	$186,409	$(14,865)	(8.0)%	$515,910	$737,547	$(221,637)	(30.1)%
Net revenue	121,459	121,389	70	0.1%	350,988	460,126	(109,138)	(23.7)%
Loss before income taxes	(31,380)	42,826	(74,206)	(173.3)%	(112,165)	34,207	(146,372)	(427.9)%

We calculated gross loans receivable for our reportable segments below as of September 30, 2023 using the actual exchange rate as of December 31, 2022 (in thousands).

	September 30,	December 31,	Change
	2023	2022	$	%
Constant currency basis:
Gross loans receivable	$1,254,401	$1,254,395	$6	—%

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity to fund the loans we make to our customers are cash provided by operations and our non-recourse funding facilities, as further described in Note 6, "Debt" of the Notes to the unaudited Condensed Consolidated Financial Statements.

We anticipate that our primary uses of cash will be to fund growth in our working capital, finance capital expenditures to further our business strategy in both the U.S. and Canada and meet our debt service obligations. Refer to Note 16, "Share Repurchase Program" of the Notes to the unaudited Condensed Consolidated Financial Statements for details of our share repurchases. The Board of Directors suspended the quarterly dividend payment in October 2022.

Our level of cash flow provided by operating activities typically experiences seasonal fluctuations related to our levels of net income and changes in working capital levels, particularly loans receivable. Unexpected changes in our financial condition or other unforeseen factors may result in our inability to obtain third-party financing or could increase our borrowing costs in the future. We have the ability to adjust our volume of lending to consumers to the extent we experience any short-term or long-term funding shortfalls, such as tightening our credit approval practices, which has the effect of reducing cash outflow requirements while maintaining cash inflows through loan repayments.

Our credit agreements contain performance and financial covenants (both at the parent and SPV level), including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants, and contain customary events of default.

We may also sell or securitize our assets, enter into additional refinancing agreements or reduce our capital spending to generate additional liquidity. The impacts to cash as described in "Cash Flows" below and other factors resulted in our available unrestricted cash on hand of $82.6 million as of September 30, 2023. We believe cash on hand, available borrowings and cash provided by other sources should provide us with sufficient liquidity for at least the next 12 months.

As of September 30, 2023, we were in compliance with all financial ratios, covenants and other requirements in our debt agreements or had received any necessary waivers.

Debt Capitalization Summary
(in thousands, except capacity, net of deferred financing costs)

	Capacity	Interest Rate	Maturity	Balance as of September 30, 2023 (in USD)
Corporate Debt:
1.0L 18.00% Senior Secured Term Loan		18.00%	August 2, 2027	$154,401
1.5L 7.50% Senior Secured Notes (due 2028)		7.50%	August 1, 2028	671,922
2.0L 7.50% Senior Secured Notes (due 2028)		7.50%	August 1, 2028	312,870
Funding Debt:
Heights SPV	$425.0 million	1-Mo SOFR + 5.42%	July 15, 2025	419,521
First Heritage SPV	$225.0 million	1-Mo SOFR + 4.25%	July 13, 2025	150,104
Canada SPV(1)	C$400.0 million	3-Mo CDOR + 6.00%	August 2, 2026	243,066
Canada SPV II(1)	C$110.0 million	3-Mo CDOR + 8.00%	November 12, 2025	73,050
(1) Capacity amounts are denominated in Canadian dollars, while outstanding balances as of September 30, 2023 are denominated in U.S. dollars.
Refer to Note 6, "Debt," for details on each of our credit facilities and resources.

Cash Flows

The following highlights our cash flow activity and the sources and uses of funding during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by continuing operating activities	$38,106	$250,098
Net cash used in continuing investing activities	(117,809)	(338,881)
Net cash provided by continuing financing activities	105,965	85,300

Nine Months Ended September 30, 2023 and 2022

Continuing Operating Activities

Net cash provided by continuing operating activities for the nine months ended September 30, 2023 was $38.1 million, which is primarily attributable to the effect of non-cash reconciling items of $233.0 million, which primarily included $161.1 million of provision for credit losses, $22.5 million of deferred income taxes and $16.1 million of depreciation and amortization, offset by a net loss from continuing operations of $142.6 million and changes in our operating assets and liabilities of $52.3 million. Our changes in operating assets and liabilities of $52.3 million were primarily related to $34.1 million of higher income taxes receivable $4.6 million of lower accrued interest on our gross loans receivable and $12.5 million of lower accrued interest, offset by $17.9 million of higher accounts payable and accrued liabilities.

Continuing Investing Activities

Net cash used in continuing investing activities for the nine months ended September 30, 2023 was $117.8 million, primarily due to net origination of loans for continuing investing activities of $106.6 million, in addition to cash to purchase $9.2 million of property, equipment and software and a $2.0 million reduction to the gain on sale from the divestiture of Legacy U.S. Direct Lending Business in July 2022 based on expected uncollectible amounts.

Continuing Financing Activities

Net cash provided by continuing financing activities for the nine months ended September 30, 2023 was $106.0 million primarily due to $115.0 million in net proceeds from credit facilities due to the 1.0L 18.00% Senior Secured Term Loan offset by the payoff of the Senior Revolver in May of 2023, and $19.8 million of net proceeds from our non-recourse debt facilities, partially offset by $27.4 million in debt issuance costs paid.

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

See Note 1, "Summary of Significant Accounting Policies and Nature of Operations" for additional information.

Regulatory Environment and Compliance

There have been no significant developments with respect to our regulatory environment and compliance since December 31, 2022, as described in our 2022 Form 10-K except for the following, which we disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:

Canada Regulations

Unsecured Installment Loans and Revolving LOC Loans

Unsecured Installment loans and Revolving LOC loans products are regulated at both the federal and provincial level in Canada. At the federal level, such lending products are subject to the criminal rate of interest provisions of the Criminal Code, which prohibits receiving (or entering into an agreement to receive) interest at an Effective Annual Rate that exceeds 60% on the credit advanced under the loan agreement. These provisions have been in place since 1980. In March 2023, the federal government of Canada announced, in connection with its proposed federal budget, its intent to introduce legislation to reduce the maximum allowable rate of interest under its criminal code from an Effective Annual Rate of 60%, or annual percentage rate of 47%, to 35%. While the 2023 Budget includes language effectuating this change, we are waiting for the final regulations to be proposed, a comment period to pass and final regulations presented before any final rule or law will be effective. In addition, there may be an implementation period before the industry will need to adhere to the new law. Further, a new consultation period has begun wherein the federal government is looking into whether the criminal rate cap should be further reduced below the yet not implemented new 35% rate cap. Any further reduction in the rate cannot be by regulation and would have to proceed through the traditional legislative process. We are currently in the comment period in response to the consultation, which will close November 30, 2023.

However, we expect this legislation, if adopted in its current form and/or if further reduction is required, would adversely affect the pricing for newly originated loans and may require us to reevaluate our underwriting criteria. We expect that our results of operations would be adversely impacted as a result. See the Risk Factors in our 2022 Form 10-K for more information on how changes in regulations such as this change can adversely impact our business.

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

Single-Pay

Canadian federal legislation exempts from the criminal rate of interest provisions of the Criminal Code cash advance loans of $1,500 or less if the term of the loan is 62 days or less (“payday loans”) and the lender is licensed under provincial legislation as a short-term cash advance lender and the province has been designated under the Criminal Code. In March 2023, the federal government of Canada announced in connection with its proposed Federal budget its intent to create regulations to set the maximum charge on payday loans in any province where payday loans are regulated. Similar to the above, we await final language and effective date decisions by the Canadian government.

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

See Note 13,"Acquisitions and Divestitures" of the Notes to the unaudited Condensed Consolidated Financial Statements for additional details on our acquisition of Heights and First Heritage and its impact on our unaudited Condensed Consolidated Financial Statements.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2023, we completed our migration of all U.S. Direct Lending loans to one consolidated loan management system. The migration was performed in the ordinary course of business to standardize technology used for purposes of loan management. In connection with the migration, where applicable, modifications were made to the design of the control environment associated with the new loan management system and related technology.

During the third quarter of 2023, as part of the preparation of the discontinued operations presentation in the consolidated financial statements as a result of the sale of Flexiti, we implemented changes to internal controls to meet the related reporting and disclosure requirements.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings
The information required by this item is included in Note 7, "Commitments and Contingencies" of the Notes to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q and is incorporated herein by reference.

Item 1A.     Risk Factors
Aside from the items listed below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K and in our Form 10-Q for the quarter ended March 31, 2023.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

On October 16, 2023, we received written notice from the NYSE that we were not in compliance with the continued listing criteria set forth in Section 802.01B of the NYSE's Listed Company Manual with respect to the minimum market capitalization and shareholders' equity requirements. We are committed to regaining and maintaining compliance with the continued listing standards within the 18-month cure period following receipt of notice.

On October 27, 2023, we received written notice from the NYSE that we are not in compliance with the continued listing criteria set forth in 802.01C of the NYSE's Listed Company Manual with respect to stock price requirements. We are committed to regaining and maintaining compliance with the continued listing standards within the six-month cure period. The Company has a period of six months following the receipt of this notice to regain compliance. As a result, the Company has until April 27, 2024 to regain compliance. If we determine that in order to cure the price condition it is necessary to take an action that requires shareholder approval, we must obtain shareholder approval no later than our 2024 annual meeting and must implement the action promptly thereafter.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. Our common stock is currently listed on the NYSE. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;
•a determination that the common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

If we fail to regain and maintain compliance with the NYSE continued listing standards, including but not limited to the above, the NYSE may take steps to delist our securities. There can be no assurance that we will continue to meet the minimum market capitalization, shareholders' equity, stock price requirements or any other NYSE listing requirement in the future. If our common stock was to be delisted, the liquidity of our common stock would be adversely affected, our market prices could decrease and our ability to raise equity capital and our reputation and relationships with business partners could be materially impaired.

The outcome of a CFPB civil complaint regarding certain of Heights’s business practices is uncertain and could materially and adversely affect our business.

The CFPB has filed a complaint against Heights related to certain business practices before we acquired it.
Refer to Note 7, "Commitments and Contingencies" for information related to this complaint. The complaint is in its early stages and we are unable to predict the ultimate timing or outcome of the CFPB investigation. The former owners of Heights agreed to indemnify us for certain losses arising after the consummation of the transaction, including relating to underlying matters in the CFPB complaint.

The indemnification obligations of the former owners of Heights are limited to an indemnity holdback of $10 million cash plus $20 million of CURO stock valued as of the date of close, which was escrowed at the closing of the transaction, and will be the Company’s sole recourse against the former owners of Heights with respect to all of the indemnifiable claims under the definitive transaction agreement. The value of the stock portion of the escrow as of September 30, 2023 is $1.2 million.

We can provide no assurance that the escrowed amount will be sufficient to address all covered losses related to this matter. However, the imposition of damages, fines, penalties, restitution, other monetary liabilities, sanctions, settlements or changes to our business practices or operations could materially and adversely affect the Company’s business, financial condition, results of operations or reputation.

We face risks associated with our business strategy, including those related to acquisitions and dispositions.

We have expanded our products and markets in part through strategic acquisitions, including the acquisitions of Heights and First Heritage. Acquisitions involve numerous risks, including risks inherent in entering new markets in which we may not have prior experience; failure to advance our strategic objectives or generate satisfactory synergies or return on investment; potential loss of significant customers or key personnel of the acquired business; not obtaining the expected benefits of the acquisition on a timely basis or at all; managing geographically-remote operations or different technology platforms; or potential diversion of management's attention from other aspects of our business operations.

Acquisitions may also cause us to incur debt or result in dilutive issuances of equity securities, additional write-offs of goodwill and substantial amortization expenses associated with acquired intangible assets. We may not be able to obtain financing for future acquisitions on favorable terms, making any such acquisitions more expensive. Any such financing may have terms that restrict our operations. In addition, acquisitions may involve unanticipated costs and liabilities, including litigation and new or increased regulatory exposure, which may not be covered, either in part or full, by indemnity or escrow provisions in the acquisition agreements. We may not be able to successfully integrate the operations of any acquired businesses into our operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future, or consummate a potential acquisition after incurring material costs, could have an adverse effect on our business, results of operations and financial position.

As business circumstances dictate, we may also decide to dispose of assets or businesses. We may not be successful in identifying or managing the risks involved in any divestiture, including our ability to obtain a reasonable purchase price for the assets, potential liabilities that may continue to apply to us following the divestiture, potential tax implications, employee issues or other matters. Our inability to address these risks could adversely affect our business, results of operations and financial condition.

In addition, our interest in deferred consideration received from dispositions may not be fully realizable. As partial consideration for the disposition of assets, we may receive certain deferred cash arrangements, such as we did in the disposition of our Legacy U.S. Direct Lending Business. We are currently involved in litigation matters related to amounts due in connection with the sale of the Legacy U.S. Direct Lending Business and we can provide no assurance that we will be able to realize the full value of the deferred consideration in such transaction.

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

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

(a)    Disclosure of Unreported 8-K Information

None.

(b)    Material Changes to Director Nominee Procedures

None.

Item 6.        Exhibits

Exhibit no.	Exhibit Description	Filed/Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Filing Date
2.1	Share Purchase Agreement, dated August 2, 2023, by and between Questrade Financial Group Inc. and CURO Intermediate Holdings Corp.*	8-K/A	2.1	8/3/2023
2.2	Amendment to Share Purchase Agreement, dated August 31, 2023, by and between Questrade Financial Group Inc. and CURO Intermediate Holdings Corp.	8-K	2.2	9/5/2023
3.1	Amended and Restated Certificate of Incorporation	10-Q	10.1	8/5/2020
3.2	Amended and Restated Bylaws	8-K	3.2	12/11/17
4.1	Form of common stock certificate	S-1	4.1	11/28/17
4.2	Amended and Restated Investor Rights Agreement between the Company and the investors listed on the signature pages thereto	S-1	4.2	11/28/17
31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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
101
The following unaudited financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023, formatted in Extensible Business Reporting Language (“XBRL”) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements*
		Filed herewith
*
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2023                CURO Group Holdings Corp.

By:	/s/ Ismail Dawood
Ismail Dawood
Chief Financial Officer